Form 10-Q
period 1996-06-30
COLLABORATIVE CLINICAL RESEARCH INC
filed 1996-08-06
CIK 886530

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

                        Commission file number 000-20699

                      COLLABORATIVE CLINICAL RESEARCH, INC.
- --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Ohio                                          34-1685364
- --------------------------------            ------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

        20600 Chagrin Boulevard
           Cleveland, Ohio                              44122
- ----------------------------------------    ------------------------------
(Address of principal executive offices)              (Zip Code)

                                 (216) 491-9930
- --------------------------------------------------------------------------
               (Registrants telephone number, including area code)

                                       N/A
- --------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. X Yes        No
                                  ---       ---

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date.

The number of Common Shares, without par value, outstanding as of July 31, 1996 was 6,304,789.

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)               (Note A)
                                                                               June 30,               December 31,
                                                                                 1996                    1995
                                                                             ------------            -----------
                       ASSETS
Current assets:
          Cash and cash equivalents                                          $  5,412,349            $ 1,156,925
          Short-term investments                                               28,779,535              1,854,396
          Accounts receivable, less allowances                                  6,394,478              2,936,119
          Prepaid expenses                                                        847,505                715,101
                                                                             ------------            -----------
                Total current assets                                           41,433,867              6,662,541

Property and equipment, at cost
          net of accumulated depreciation and amortization                      1,117,039                298,814
Goodwill, less accumulated amortization                                         5,706,474                     --
Other assets                                                                      173,652                 63,755
                                                                             ------------            -----------
                Total assets                                                 $ 48,431,032            $ 7,025,110
                                                                             ============            ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Accounts payable                                                   $  3,214,131            $ 2,696,746
          Accrued expenses                                                        790,299                445,859
          Deferred revenue                                                      1,030,665                559,213
                                                                             ------------            -----------
                Total current liabilities                                       5,035,095              3,701,818

Shareholders' equity:
          Serial preferred shares, without par value, 1,000,000 shares
             authorized, none issued                                                   --                     --
          Series A, B, and C convertible preferred shares:
             $.001 par value, authorized 2,860,000 shares; issued
             and outstanding 2,182,353 as of December 31, 1995
             (none as of June 30, 1996)                                                --                  2,182
          Additional paid-in capital                                                   --              4,847,885
          Common shares, without par value, authorized 15,000,000
             shares; issued and outstanding 402,500 shares as of
             December 31, 1995 (5,898,539 as of June 30,1996)                  44,663,046                 84,011
          Accumulated deficit                                                  (1,267,109)            (1,610,786)
                                                                             ------------            -----------
                Total shareholders' equity                                     43,395,937              3,323,292
                                                                             ------------            -----------
                Total liabilities and shareholders' equity                   $ 48,431,032            $ 7,025,110
                                                                             ============            ===========

Note A: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See notes to condensed consolidated financial statements.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                                                  Three Months Ended                        Six Months Ended
                                                                         June 30,                               June 30,
                                                              ------------------------------        --------------------------------
                                                                 1996               1995                1996                1995
                                                              -----------        -----------        ------------        ------------

Revenue                                                       $ 6,842,221        $ 2,115,742        $ 12,144,437        $ 4,035,518

Direct costs                                                    4,830,545          1,757,691           8,843,152          3,208,900
                                                              -----------        -----------        ------------        -----------

Gross profit                                                    2,011,676            358,051           3,301,285            826,618

Selling, general and administrative expenses                    1,520,903            680,527           2,613,516          1,321,950
Depreciation and amortization                                     143,755             15,000             243,193             26,500
                                                              -----------        -----------        ------------        -----------

Income (loss) from operations                                     347,018           (337,476)            444,576           (521,832)

Other income (expense):
   Interest income                                                 86,624             50,446             104,517            108,740
   Interest expense                                               (57,349)                --             (93,616)                --
   Income from joint venture                                        7,219                 --               2,700                 --
                                                              -----------        -----------        ------------        -----------

Income (loss) before income taxes                                 383,512           (287,030)            458,177           (413,092)

Income tax expense                                                 95,800                 --             114,500                 --
                                                              -----------        -----------        ------------        -----------

Net income (loss)                                             $   287,712        ($  287,030)       $    343,677        ($  413,092)
                                                              ===========        ===========        ============        ===========

Net income (loss) per share                                   $      0.08        ($     0.09)       $       0.10        ($     0.13)
                                                              ===========        ===========        ============        ===========

Weighted average common shares outstanding                      3,770,558          3,106,068           3,433,942          3,106,356
                                                              ===========        ===========        ============        ===========

           See notes to condensed consolidated financial statements.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                                                Six Months Ended June 30,
                                                                         -------------------------------------
                                                                              1996                     1995
                                                                         ------------              -----------
OPERATING ACTIVITIES
     Net income (loss)                                                   $    343,677              $  (413,092)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
          Depreciation and amortization                                       243,193                   26,500
          Other                                                               (21,385)                 (19,303)
          Changes in operating assets and liabilities:
                 Accounts receivable                                       (2,258,821)                 240,699
                 Accounts payable and accrued expenses                        397,328                  919,629
                 Other                                                        259,937                  265,054
                                                                         ------------              -----------
     Net cash provided by (used in) operating activities                   (1,036,071)               1,019,487

INVESTING ACTIVITIES
     Purchases of property and equipment                                     (384,840)                (188,981)
     Purchase of businesses (net of cash acquired)                         (4,022,044)                      --
     Maturities of short term investments                                   1,858,178                1,255,000
     Purchases of short term investments                                  (28,715,003)                (751,423)
     Investment in HRI                                                        (27,225)                 (59,205)
                                                                         ------------              -----------
     Net cash provided by (used in) investing activities                  (31,290,934)                 255,391

FINANCING ACTIVITIES
     Borrowings on line of credit                                           1,271,111                       --
     Payments on line of credit                                            (2,402,520)                      --
     Proceeds from issuance of stock and exercise of
          common stock options and warrants                                38,550,915                       --
     Accrued Initial Public Offering expenses                                (837,077)                      --
                                                                         ------------              -----------
     Net cash provided by financing activities                             36,582,429                       --
                                                                         ------------              -----------

Increase in cash and cash equivalents                                       4,255,424                1,274,878
Cash and cash equivalents at beginning of period                            1,156,925                1,116,815
                                                                         ------------              -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  5,412,349              $ 2,391,693
                                                                         ============              ===========

           See notes to condensed consolidated financial statements.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's registration statement on Form S-1 filed March 8, 1996 as amended May 10, 1996 and June 10, 1996 (File No. 333-2140).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that might affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  ACQUISITION

Effective January 31, 1996, the Company acquired GFI Pharmaceutical
Services, Inc. (GFI), located in Evansville, Indiana, which has been accounted for under the purchase method. The purchase price was $6.0 million and consisted $2.0 million each of cash, Common Shares and notes payable. The notes payable plus accrued interest, at prime plus 1%, were paid during June 1996.

Unaudited pro forma data as though the Company had acquired GFI as of January 1, 1995 are set forth below:


                                  Six Months Ended           Six Months Ended
                                    June 30, 1996              June 30, 1995
                               -----------------------    ---------------------
Revenue                              $ 12,660,263               $ 7,250,927
Net income (loss)                    $    261,743               $  (499,035)
Net income (loss) per share          $        .07               $      (.15)


The pro forma operating results are not necessarily indicative of the operating results that would have been achieved had the acquisition actually occurred at the beginning of each period presented, nor do they purport to indicate the results of future operations.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  JUNE 30, 1996
                                   (UNAUDITED)

3.  CAPITAL STOCK CHANGES

On June 5, 1996, a total of 136,000 common share warrants were exercised. On June 11, 1996, the Company issued 3,000,000 common shares at $13.50 per share in connection with an initial public offering. A portion of the proceeds from the stock issuance were used to repay $3,250,000 of outstanding indebtedness. Upon the closing of the initial public offering, the Company issued 148,148 common shares to the former shareholders of GFI and all of the Company's outstanding series A, B and C convertible preferred shares were automatically converted into a total of 2,201,133 common shares. Subsequent to June 30, 1996, an additional 400,000 common shares were sold at $13.50 per share to cover underwriting over-allotments from the initial public offering.

4.  NET INCOME (LOSS) PER SHARE

Net income (loss) per share is determined by dividing net income (loss) applicable to common shares by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents consist of convertible preferred shares (all of which converted, according to their terms, upon completion of the Company's initial public offering) and common shares which are issuable upon exercise of outstanding options and warrants to purchase common shares. The dilutive effect of all options and warrants outstanding was calculated using the treasury stock method. See Exhibit 11 for further information on the computation of earnings per common share. The Company's stock is quoted on the Nasdaq National Market under the symbol "CCLR".

5.  COMMITMENTS AND CONTINGENCIES

On June 28, 1996, the Company and Integrated Systems Solutions Corporation, a wholly-owned subsidiary of IBM Corporation, signed an exclusive ten-year technology alliance agreement to develop and market an electronic data collection and project management system for use in clinical trials.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information set forth and discussed below for the three months and six months ended June 30, 1996 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

GENERAL

         The Company provides a full range of clinical research services to sponsors of clinical research (primarily pharmaceutical and biotechnology and, in selected cases, contract research organizations ("CROs") - collectively, "Sponsors") through its network of over 430 multi-therapeutic clinical research sites ("Affiliated Sites"). Revenue is derived principally from the identification, placement, monitoring and management of clinical trial programs, and health-economic data evaluations within the Company's network of Affiliated Sites. The Company continues to expand its Affiliated Site network in the United States, Canada and Europe.

         The Company commenced operations in July 1991 and has achieved its growth through internal development and one acquisition. In January 1996, the Company acquired GFI Pharmaceutical Services, Inc. ("GFI"), which conducts Phase I through Phase IV clinical research and provides clinical reference laboratory and Institutional Review Board ("IRB") services. This acquisition has been accounted for under the purchase method, and GFI's results have been consolidated with those of the Company from the effective date of the acquisition.

         The Company's quarterly results can fluctuate as a result of a number of factors, including the Company's success in attracting new business, the size and duration of the clinical trials in which the Company and members of its network of Affiliated Sites participate, the timing of Sponsor decisions to conduct new clinical trials or cancellation or delays of ongoing trials, acquisitions and other factors, many of which are beyond the Company's control.

         The Company's clinical research service contracts generally have terms ranging from several months to several years. A portion of the contract fee is generally payable upon execution of the contract, with the balance payable in installments over the life of the contract. Revenue and related direct costs of revenue are recognized as specific contract terms are fulfilled under the percentage of completion method utilizing units of delivery. The Company's contracts are broken down into discrete units of deliverable services for which a fixed fee for each unit is established. Pass-through costs that are paid directly by the Company's Sponsors, and for which the Company does not bear the risk of economic loss, are excluded from revenue. These costs can include investigator meeting fees, IRB fees and travel costs. The termination of a contract results in no material adjustments to revenue or direct costs previously recognized, and the Company is entitled to payment for all work performed through the date of notice of termination and all costs associated with termination of a study.

         The Company's contracts generally may be terminated by the Sponsor with or without cause. Clinical trials may be terminated or delayed for several reasons, including unexpected results or adverse patient reactions to the drug, inadequate patient enrollment or investigator recruitment, manufacturing problems resulting in shortages of the drug or decisions by the Sponsor to deemphasize or terminate a particular trial or development efforts on a particular drug. Depending on the size of the trial in question, a Sponsor's decision to terminate or delay a trial in which the Company participates could have a materially adverse effect on the Company's backlog, future revenue and profitability.

         The Company's backlog consists of anticipated revenue from letters of intent and signed contracts that have not been completed. In certain cases, the Company will begin work on a project prior to executing a letter of intent or contract. Backlog excludes anticipated revenue for projects for which the Company has commenced work but for which a definitive letter of intent or contract has not been executed. The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results. There can be no assurance that the Company will be able to realize revenue included in backlog. Delayed contracts remain in the Company's backlog pending determination of whether to continue, modify or cancel the contract. At June 30, 1995 and June 30, 1996 the Company's backlog was $14.0 million and $20.3 million, respectively.

RESULTS OF OPERATIONS

         Three months ended June 30, 1996 compared with three months ended June 30, 1995

         Revenue for the three months ended June 30, 1996 increased 223.8% to $6.8 million as compared to $2.1 million in the three month period ended June 30, 1995. Of the $4.7 million increase, $1.8 million of this increase was due to the acquisition of GFI and $2.9 million was due to growth in the number and size of Collaborative's ongoing and new clinical trials. Approximately $2.5 million, of the $2.9 million, related to a full service clinical trial which began in the fourth quarter of 1995. On a pro forma basis, accounting for the acquisition of GFI as though it occurred on January 1, 1995, actual revenue for the three month period ended June 30, 1996 increased 78.9% from pro forma revenue of $3.8 million for the three month period ended June 30, 1995.

         Direct costs include compensation and related fringe benefits for non-administrative employees and other expenses directly related to contracts, which are generally subcontracted to the Affiliated Sites and other vendors, such as investigator payments. These costs increased by $3.0 million, or 166.7%, from $1.8 million to $4.8 million for the three months ended June 30, 1995 and 1996, respectively. As a percentage of revenue, direct costs decreased from 85.7% during the three months ended June 30, 1995 to 70.6% during the three months ended June 30, 1996. Of the $3.0 million increase, $1.0 million was due to the acquisition of GFI and $2.0 million was due to growth in number and size of Collaborative's ongoing and new clinical trials. Direct costs for Collaborative's ongoing and new clinical trials, conducted at the Company's Affiliated sites, decreased from 83.1% to 75.1% as a percentage of revenue for the three months ended June 30, 1995 and 1996, respectively. This reflects the effects of pricing changes implemented by the Company during the second half of 1995 intended to increase prices for certain services and include charges for certain administrative contract costs that had previously been absorbed. As a percentage of revenue, Collaborative's higher direct costs at its Affiliated Sites were offset by the GFI subsidiary's lower direct costs.

         Selling, general and administrative expenses include all administrative personnel costs, business and Affiliated Site development costs, and all other expenses not directly chargeable to a specific contract. Selling, general and administrative costs for the three month period ended June 30, 1996 increased 120.6% to $1.5 million as compared to $680,000 during the three months ended June 30, 1995. Of the $820,000 increase, $552,000 was due to the acquisition of GFI, $70,000 reflects compensation expense associated with a contractual bonus obligation to a Vice President of the Company and the remainder was due to the Company's internal growth. As a percentage of revenue, selling, general and administrative expenses decreased from 32.4% to 22.1% for the three months ended June 30, 1995 and 1996, respectively. The decrease in selling, general and administrative expenses as a percentage of revenue reflects improved absorption of fixed costs resulting from the increase in the Company's revenue.

         Depreciation and amortization expense increased from $15,000 in the three month period ended June 30, 1995 to $144,000 during the three months ended June 30, 1996. Of the $129,000 increase, $48,000 resulted from the acquisition of GFI's assets, $73,000 resulted from the amortization of goodwill due to the GFI acquisition and $8,000 resulted from the Company's increased capital expenditures.

         Other income decreased $14,000 from $50,000 in the three month period ended June 30, 1995 to $36,000 in the three month period ended June 30, 1996. This was the result of a $36,000 increase in interest income caused by the investment of funds from the Company's initial public offering in June 1996 and a $57,000 increase in interest expense due to the issuance of notes payable to the former shareholders of GFI, and borrowings against the Company's line of credit. The Company also recorded $7,000 of income as its share of Health Research Innovations, L.L.C. (HRI's) net income for the three months ended June 30, 1996. HRI, formed through the Company's joint venture with Pharmaceutical Marketing Services, Inc. ("PMSI"), contracts with the Company to use its Affiliated Site network for the collection of outcomes assessment, health-economic and disease management data. For financial reporting purposes, the Company records its share of the net income or loss from HRI using the equity method.

         As a result of the Company's net operating loss carryforwards of $1.4 million for federal income tax purposes, the Company's effective tax rate for 1996 is estimated to be 25% of pre-tax income. This effective tax rate is reflected in the Company's Condensed Consolidated Statement of Operations for the three months ended June 30,1996.

         Six months ended June 30, 1996 compared with six months ended June 30, 1995

         Revenue for the six months ended June 30, 1996 increased 202.5% to $12.1 million as compared to $4.0 million in the six month period ended June 30, 1995. Of the $8.1 million increase, $2.7 million of this increase was due to the acquisition of GFI and $5.4 million was due to growth in the number and size of Collaborative's ongoing and new clinical trials. On a pro forma basis, accounting for the acquisition of GFI as though it occurred on January 1, 1995, pro forma revenue for the six month period ended June 30, 1996, of $12.7 million, increased 74.0% from pro forma revenue of $7.3 million for the six month period ended June 30, 1995.

         Direct costs increased by $5.6 million, or 175.0%, from $3.2 million to $8.8 million for the six months ended June 30, 1995 and 1996, respectively. As a percentage of revenue, direct costs decreased from 80.0% during the six months ended June 30, 1995 to 72.7% during the six months ended June 30, 1996. Of the $5.6 million increase, $1.5 million was due to the acquisition of GFI and $4.1 million was due to growth of Collaborative's clinical trials. Direct costs for Collaborative's ongoing and new clinical trials, conducted at the Company's Affiliated Sites, decreased from 79.5% to 77.8% as a percentage of revenue for the six months ended June

30, 1995 and 1996, respectively. This reflects the effects of pricing changes implemented by the Company during the second half of 1995 intended to increase prices for certain services and include charges for certain administrative contract costs that had previously been absorbed. As a percentage of revenue, Collaborative's higher direct costs at its Affiliated Sites were offset by the GFI subsidiary's lower direct losts.

         Selling, general and administrative costs for the six month period ended June 30, 1996 increased 100.0% to $2.6 million as compared to $1.3 million during the six months ended June 30, 1995. Of the $1.3 million increase, $874,000 was due to the acquisition of GFI, $70,000 reflects compensation expense associated with a contractual bonus obligation to a Vice President of the Company and the remainder was due the Company's internal growth. As a percentage of revenue, selling, general and administrative expenses decreased from 32.5% to 21.5% for the six months ended June 30, 1995 and 1996, respectively. The decrease in selling, general and administrative expenses as a percentage of revenue reflects improved absorption of fixed costs resulting from the increase in the Company's revenue.

         Depreciation and amortization expense increased from $27,000 in the six month period ended June 30, 1995 to $243,000 during the six months ended June 30, 1996. Of the $216,000 increase, $78,000 resulted from the acquisition of GFI's assets, $121,000 is the result of amortization of goodwill due to the GFI acquisition and $17,000 is due to the Company's increased capital expenditures.

         Other income decreased $95,000 from $109,000 in the six month period ended June 30, 1995 to $14,000 in the six month period ended June 30, 1996. This was the result of a $4,000 decrease in interest income caused by a reduction in cash and cash equivalents required for the GFI acquisition and a $94,000 increase in interest expense due to the issuance of notes payable to the former shareholders of GFI and borrowings against the Company's line of credit.

         As a result of the Company's net operating loss carryforwards of $1.4 million for federal income tax purposes, the Company's effective tax rate for 1996 is estimated to be 25% of pre-tax income. This effective tax rate is reflected in the Company's Condensed Consolidated Statement of Operations for the six months ended June 30,1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the units-of-delivery method of percentage of completion accounting). The Company typically receives a low volume of large-dollar receipts. As a result, the number of days outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable (net of allowance for doubtful accounts) was $6.4 million at June 30, 1996 and $2.9 million at December 31, 1995. On a pro forma basis, after giving effect to the GFI acquisition, accounts receivable (net of allowance for doubtful accounts) would have been $3.8 million at December 31, 1995. Deferred revenue was $1.0 million at June 30, 1996 and $559,000 at December 31, 1995. On a pro forma basis, after giving effect to the GFI acquisition, deferred revenue would have been $578,000 at December 31, 1995. The number of days outstanding in accounts receivable (net of unearned revenue) was 58 days at June 30, 1996 and 52 days at December 31, 1995 (48 days on a pro forma basis).

         Cash and cash equivalents increased $4.3 million during the six months ended June 30, 1996. This was the result of $36.6 million being provided by financing activities, offset by $1.0 million and $31.3 million being used in operating and investing activities, respectively. Financing activities consisted of net proceeds of $37.7 million from the Company's initial public offering, and net borrowings and (repayments) of ($1.1 million) against the Company's and GFI's lines of credit. Cash used for operating activities resulted primarily from cash used to fund working capital needs. Investing activities included $28.7 million used to purchase short-term investments, $4.0 million used to purchase GFI, $385,000 used to purchase property and equipment, and by $1.9 million provided by the maturity of short - term investments.

         The Company's principal cash needs on both a short and long-term basis are for the funding of its operations, strategic acquisitions and capital expenditure requirements. On June 28, 1996, the Company and Integrated Systems Solutions Corporation (ISSC), a wholly-owned subsidiary of IBM Corporation, signed an exclusive ten-year technology alliance agreement to develop and market an electronic data collection and project management system for use in clinical trials. As part of the technology alliance agreement, ISSC will fund the development of the electronic data collection and project management system. The Company expects to continue expanding its operations through internal growth, strategic acquisitions, joint ventures and alliances. The Company expects such activities will be funded from existing cash and cash equivalents and cash flow from operations.

         The Company has a line of credit with a commercial bank providing a maximum credit facility of $5.0 million, that bears interest at rates not to exceed 1% above the bank's prime rate. Amounts outstanding under the line of credit are collateralized by substantially all Company assets, and are payable on demand. There were no borrowings under the line at June 30, 1996. The line of credit is subject to renewal at September 30, 1996.

         The Company believes that cash generated from operations, amounts available under its line of credit and the proceeds from its initial public offering will be sufficient to fund its working capital and capital expenditure requirements for the foreseeable future. However, selective acquisitions of research organizations are anticipated to play an important role in the Company's growth strategy. The Company has engaged in preliminary discussions with several potential acquisition candidates. To the extent that the Company is successful in its efforts to acquire additional research organizations, it may require additional capital prior to that time. There can be no assurance as to the Company's ability to obtain additional financing, based upon its current financial condition.

PART II.   OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                           See the Index to Exhibits at page E - 1 of this Form 10 - Q.

                  (b)      Reports on Form 8-K
                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Collaborative Clinical Research, Inc.
                                  --------------------------------------------
                                                    Registrant

Date:     August 5, 1996           /s/ Jeffrey A. Green
          ---------------------   --------------------------------------------
                                   Jeffrey A. Green,
                                   President and Chief Executive Officer and a
                                   Director
                                   (Principal Executive Officer)

Date:     August 5, 1996           /s/ Terry C. Black
          ---------------------   --------------------------------------------
                                   Terry C. Black,
                                   Vice President of Finance, Chief Financial
                                   Officer,
                                   Treasurer and Assistant Secretary
                                   (Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------

      EXHIBIT NO.                      DESCRIPTION
      -----------                      -----------

          3.1       Fifth Amended and Restated Articles of Incorporation.

          3.2       Third Amended and Restated Code of Regulations.

          4.1 Specimen Certificate of the Company's Common Shares, without par value, is incorporated by reference to Exhibit 4.1 of the Company's Form S-1 Registration Statement (Registration Statement No. 333-2140).

          4.2 Demand Promissory Note, dated as of January 19, 1996, payable to the order of Society National Bank is incorporated by reference to Exhibit 4.3 of the Company's Form S-1 Registration Statement (Registration Statement No. 333-2140).

          4.3 Second Amended and Restated Registration Agreement, dated July 15, 1994, as amended on June 1, 1995 and February 5, 1996, is incorporated by reference to Exhibit 4.10 of the Company's Form S-1 Registration Statement (Registration Statement No. 333-2140).

          10.1 1994 Directors' Share Option Plan is incorporated by reference to Exhibit 10.1 of the Company's Form S-1 Registration Statement (Registration Statement No. 333-2140).

          10.2 Form of 1996 Outside Directors' Stock Option Plan is incorporated by reference to Exhibit 10.2 of the Company's Form S-1 Registration Statement (Registration Statement No. 333-2140).

          10.3      1992 Share Incentive Plan is incorporated by reference to
                    Exhibit 10.3 of the Company's Form S-1 Registration Statement (Registration Statement No. 333-2140).

          10.4 Form of 1996 Key Employees' and Consultants Stock Option Plan is incorporated by reference to Exhibit 10.4 of the Company's Form S-1 Registration Statement (Registration Statement No. 333-2140).

          10.5 Form of Affiliation Agreement by and among the Company and physicians is incorporated by reference to Exhibit 10.5 of the Company's Form S-1 Registration Statement (Registration Statement No. 333-2140).

          10.6 Form of Affiliation Agreement by and among the Company and research institutions is incorporated by reference to
                    Exhibit 10.6 of the Company's Form S-1 Registration Statement (Registration Statement No. 333-2140).

      EXHIBIT NO.                      DESCRIPTION
      -----------                      -----------

          10.7 Form of Indemnification Agreement is incorporated by reference to Exhibit 10.7 of the Company's Form S-1 Registration Statement (Registration Statement No. 333-2140).

          10.8 Limited Liability Company Agreement, dated as of June 1, 1995, by and among the Company and PMSI is incorporated by reference to Exhibit 10.9 of the Company's Form S-1 Registration Statement (Registration Statement No. 333-2140).

          10.9 Employment Agreement between the Company and Debra S. Adamson, dated February 1, 1996, is incorporated by reference to Exhibit 10.10 of the Company's Form S-1 Registration Statement (Registration Statement No. 333-2140).

          10.10 Employment Agreement between the Company and Mary L. Westrick, dated February 1, 1996, is incorporated by reference to Exhibit 10.11 of the Company's Form S-1 Registration Statement (Registration Statement No. 333-2140).

          10.11 Employment Agreement between the Company and Richard J. Kasmer, dated June 14, 1994, is incorporated by reference to
                    Exhibit 10.12 of the Company's Form S-1 Registration Statement (Registration Statement No. 333-2140).

          10.12 Employment Agreement between the Company and Jeffrey A. Green, dated July 1, 1994, is incorporated by reference to
                    Exhibit 10.13 of the Company's Form S-1 Registration Statement (Registration Statement No. 333-2140).

          10.13 Employment Agreement between the Company and William H. Stigelman, Jr., dated July 15, 1994, is incorporated by reference to Exhibit 10.14 of the Company's Form S-1 Registration Statement (Registration Statement No. 333-2140).

          10.14 Employment Agreement between the Company and Terry C. Black, dated July 20, 1994, is incorporated by reference to Exhibit
                    10.15 of the Company's Form S-1 Registration Statement (Registration Statement No. 333-2140).

          10.15 Employment Agreement between the Company and Nathan F. Messinger, dated December 10, 1993, is incorporated by reference to Exhibit 10.16 of the Company's Form S-1 Registration Statement (Registration Statement No. 333-2140).

      EXHIBIT NO.                      DESCRIPTION
      -----------                      -----------

          10.16 GFI Pharmaceutical Services, Inc. Associates' Profit Sharing and 401(k) Plan is incorporated by reference to Exhibit
                    10.18 of the Company's Form S-1 Registration Statement (Registration Statement No. 333- 2140).

          10.17 Lease Agreement between St. Mary's Medical Center of Evansville, Inc. and GFI Pharmaceutical Services, Inc., dated January 5, 1996, is incorporated by reference to
                    Exhibit 10.19 of the Company's Form S-1 Registration Statement (Registration Statement No. 333-2140).

          10.18 Supplemental Lease Agreement between St. Mary's Medical Center of Evansville, Inc. and GFI Pharmaceutical Services, Inc., dated June 28, 1996.

          10.19 Employment Agreement between the Company and Steven E. Linberg, dated June 3, 1996

          11        Statement re Computation of Net Income (Loss) Per Common
                    Share.

          15        Independent Accountant's Review Report.

          27        Financial Data Schedule.

          99.1      Director and Officer Liability Insurance Policy.