Form 10-K
period 1996-12-31
COLLABORATIVE CLINICAL RESEARCH INC
filed 1997-03-28
CIK 886530

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [FEE REQUIRED]
            [ X ]  For the fiscal year ended December 31, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

 [  ]   For the transition period from ---------------- to ------------------

                        Commission file number 000-20699

                      COLLABORATIVE CLINICAL RESEARCH, INC.
             (Exact name of registrant as specified in its charter)

                Ohio                                        34-1685364
----------------------------------                 ----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         identification no.)

20600 Chagrin Boulevard, Cleveland, Ohio                      44122
----------------------------------------            ---------------------------
(Address of principal executive offices)                    (Zip code)

       Registrant's telephone number, including area code: (216) 491-9930

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                       Common Shares, without par value.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X      No
                                                 ---       ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [  ]

         As of February 28, 1997, the registrant had 6,342,914 Common Shares, without par value, issued and outstanding. As of that date, the aggregate market value of these shares, which together constitute all of the voting shares of the registrant, held by non-affiliates was $36,115,588 (based upon the closing price of $8.25 per Common Share on the NASDAQ Stock Market, Inc. on February 28, 1997) For purposes of this calculation, the registrant deems the 1,965,267 Common Shares beneficially held by all of its Directors and executive officers to be the Common Shares held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on May 20, 1997 are incorporated by reference into Part III of this Form 10-K.

         Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 1996.

                                TABLE OF CONTENTS

                                     Part I
Item 1.  Business                                                                                 1
Item 2.  Properties                                                                              10
Item 3.  Legal Proceedings                                                                       10
Item 4.  Submission of Matters to a Vote of Security Holders                                     11
Item 4A. Executive Officers of the Company                                                       11

                                     Part II

Item 5.  Market for Registrant's Common Shares and Related Shareholder Matters                   13
Item 6.  Selected Financial Data                                                                 13
Item 7.  Management's Discussion and Analysis of Results of Operations and Financial
            Condition                                                                            14
Item 8.  Financial Statements and Supplementary Data                                             22
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure                                                                           23

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant                                     23
Item 11.  Executive Compensation                                                                 23
Item 12.  Security Ownership of Certain Beneficial Owners and Management                         23
Item 13.  Certain Relationships and Related Transactions                                         23


                                     Part IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                       24


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Collaborative Clinical Research, Inc. ("Collaborative" or the "Company") manages a network comprised of over 500 affiliated clinical research sites, including four owned research facilities ("Affiliated Sites"), providing access to over 3,700 principal investigators. The Company provides sponsors (primarily pharmaceutical and biotechnology companies and, in selected cases, contract research organizations ("CROs")--collectively, "Sponsors") with an innovative, time-efficient method of site selection and clinical trial management and also provides a full range of clinical trial services. During 1996, the Company was involved in 229 clinical trials providing services to 88 sponsors.

         The Company, founded in 1991 to provide an alternative method for sponsors to access patients and investigators, has grown through internal expansion supplemented by strategic acquisitions.


         In 1995, as a means of expanding its services beyond clinical research, the Company entered into a joint venture with Pharmaceutical Marketing Services, Inc. ("PMSI") to develop and market health-economic data collection and analytical services. In order to increase the speed, efficiency and accuracy of clinical data collection within the Affiliated Site network, the Company has entered into an exclusive ten-year technology alliance agreement (beginning in 1996) with Integrated Systems Solutions Corporation ("ISSC"), a unit of IBM Global Services, to develop and market an electronic data collection and project management system for use in clinical trials.

        During 1996, Collaborative completed two acquisitions of clinical research entities. GFI Pharmaceutical Services Inc. ("GFI"), acquired in January of 1996, provides the Company with the ability to conduct Phase I through Phase IV clinical research and to provide clinical reference laboratory and Institutional Review Board ("IRB") services. Walker Clinical Evaluations ("WCE") was acquired in October of 1996. WCE is a provider of contract research services on pharmaceuticals, medical devices, foods and other products.

         In 1996, the Company issued 3,400,000 Common Shares, without par value, at $13.50 per share in connection with its initial public offering. A portion of the net proceeds were used to repay approximately $3.25 million of outstanding indebtedness, and approximately $3.0 million was used for the acquisition of WCE. The remaining proceeds will be used to provide working capital to support the continuing expansion of the Company's business and to fund potential acquisitions.

CLINICAL RESEARCH INDUSTRY OVERVIEW

         The pharmaceutical and health care provider industries are undergoing significant changes, including cost containment efforts that are exerting pressure on both the price and utilization of drugs and other medical products and services. These cost containment pressures have led pharmaceutical companies to place increased importance on developing innovative drugs and bringing them to market faster. At the same time, these pressures have led hospitals, physicians and other health care providers to seek alternative sources of revenue.

Drug Development Industry Trends

         Although new drug development has always been a lengthy and expensive process, in the past, pharmaceutical manufacturers generally were able to realize an attractive return on investment after a new drug received marketing approval from the Food and Drug Administration ("FDA"). In recent years, participants in the pharmaceutical industry have become increasingly cost conscious because of margin pressures stemming from patent expirations, acceptance of generic drugs, and pressure from regulatory agencies as well as managed care companies to reduce drug prices. As a result, participants in the pharmaceutical and biotechnology industries have increasingly focused product development expenditures on innovative drugs to treat chronic ailments or complex disease states.

         The complex development and approval process for new drugs and the pharmaceutical industry's emphasis on the development of innovative drugs to treat chronic conditions or complex disease states have significantly increased drug development costs. Thus, industry participants are confronted with the need to make higher expenditures in the drug development process with the potential for longer development time frames in bringing innovative drugs to market.

         In order to reduce development costs and enhance revenue by extending the period during which the cost of proprietary new products can be recovered, industry participants have increasingly sought to reduce the fixed costs associated with drug development programs and enhance the efficiency of the drug development process. Outsourcing of many aspects of the drug development process in order to reduce the fixed component of these costs is a direct result of this effort. Another component is the streamlining of the clinical research process in order to reduce not only the cost of product development but also the length of time required to complete clinical trials and to receive FDA approval.

          The desire to contain health care costs has resulted in demand for health care information (pharmacoeconomic, outcomes assessment and disease management data) by many participants in the market. Pharmacoeconomic data are used to assess the cost effectiveness of various alternatives in treating a specific disease. Outcomes and disease management data are intended to enable better measurement of the health care system's approach to a given disease by assessing the costs incurred and the overall efficiency with which the disease is managed in relation to the treatment options available. Such data can provide important information concerning the potential market for a new compound, and, in light of the increasing attention by payors to the cost of new products, may assume increasing importance in the product development process.

Health Care Provider Trends

         Health care providers also have seen significant changes in the market for their services in recent years. The growth of managed care, as well as efforts by the government and insurers to contain increases in reimbursement rates, have imposed significant cost containment pressures on institutions and providers. This has led to a desire on the part of institutions and providers to seek new sources of revenue. As clinical research opportunities have expanded beyond academic settings into non-traditional research sites such as private practice groups, managed care organizations and for-profit research corporations, clinical research has become an increasingly important alternative revenue source to these institutions and providers.

         While clinical research offers considerable benefits to health care providers, they often face significant obstacles in initiating or expanding a clinical research program. Many non-traditional sites do not have established research programs and need to make investments in administrative staffing and marketing in order to perform clinical research. An institution which can offer only a single research site confronts difficulty in marketing its services to Sponsors. In most situations, Sponsors will require multiple sites for a clinical trial, and it is inefficient for Sponsors to spend significant amounts of time learning about the capabilities of a single site. The cost of necessary investments and the difficulty in effectively marketing their services to Sponsors reduces the ability of many individual research sites to realize the full potential of clinical research as an additional source of revenue.

BUSINESS STRATEGY

         The Company's strategy is to capitalize on opportunities created by the needs of pharmaceutical companies and health care providers to respond effectively to cost containment trends. In implementing its strategy, the Company has identified the following areas of emphasis:

Utilization of the Affiliated Site Network

         The primary objective of the Company's Affiliated Site network is to improve the time-efficiency of the clinical research process. By reducing the time required for research site and investigator selection, the Company provides Sponsors with the opportunity to begin clinical research sooner and thereby reduce the length of the new drug approval process. The Affiliated Site network also increases the attractiveness of clinical research as an alternative source of revenue to health care providers. The Company markets the capabilities of all Affiliated Sites, thus reducing the inefficiencies associated with single-site marketing efforts. Affiliated Sites are provided with the opportunity to participate in a number of clinical research trials involving a wide variety of therapeutic areas.


Targeted Expansion of the Affiliated Site Network

         Expanding the Affiliated Site network is a central component of the Company's strategy. In targeting potential additions to the Affiliated Site network, the Company focuses on those research sites that have areas of therapeutic expertise corresponding with Sponsors' drug development programs. The Company seeks out both experienced research sites and health care providers that historically have not participated in clinical research. Such providers include managed care companies and companies providing alternate site medical services, such as home and long-term care.

Development of On-Site, Electronic Data Collection and Management System

         Through a technology development alliance with ISSC, the Company is developing a network-wide on-site, electronic data collection and management system ("DataTRAK"SM) to enable it to improve the process of collecting clinical research and health care data. Currently, most clinical research data is gathered through physical monitoring visits to each individual research site. During these visits, each case report form ("CRF") is reviewed by the Sponsor or its representative. Monitoring visits may last several days, and numerous corrections to CRFs are frequently required before they are acceptable to the Sponsor.

         In a recently completed pilot test, Collaborative and ISSC used historical data running across the DataTRAK system to simulate the development and entry of data by clinical investigators, the collection of such data by monitors and the verification and preparation of that data for delivery to the simulated clinical trial investigation's sponsor. The test was completed on schedule, and its results indicate that the hardware, software and communications network allowed the DataTRAK system to function as expected in this test. Significant additional development and testing of the DataTRAK system will be required prior to its implementation, and there can be no assurance as to the success of further development efforts nor as to the success of the DataTRAK initiative.

Expansion of Clinical Research Services

         Becoming a fully integrated provider of clinical research services is one component of the Company's business strategy. The Company has expanded its range of clinical research services to include the performance of clinical research, protocol design, clinical reference laboratory services, IRB services and regulatory affairs services.

Development of Quality Assurance Division

         At the end of 1996, Collaborative began the formation of a quality assurance division. The goal of this division is to develop and implement ISO 9000 standardization for the Company, and all Company-owned sites and Affiliated Sites. ISO is an internationally recognized description of a comprehensive quality system for businesses and service organizations to assure the design, development, production, installation and service of a product. The Company believes that this is the first attempt to apply ISO certification to the clinical research industry.

Acquisition Initiative

         Selective acquisitions of research organizations should continue to play an important role in the Company's efforts to become an integrated provider of research services. The Company intends to seek potential future acquisition candidates that enhance its ability to perform clinical research or provide additional services. The Company's acquisition strategy is based on acquiring controlling interests in research entities that have an established reputation and on-going business in the performance and management of clinical trials.

Collaborative Partners

         The Company intends to expand on its Affiliated Site concept, through the Collaborative Partners initiative. The goal of this initiative is for the Company to be a majority owner in joint ventures with academic medical centers, managed care organizations, physician practice groups and other hospital networks. These joint ventures would then form their own miniature clinical research networks. These networks would be based either on therapeutic areas or geographic regions. The goal of Collaborative Partners is to provide additional patient access to Sponsors.

Development of Health Care Information Services Capabilities

          In order to capitalize on the demand for health care information, the Company has formed Health Research Innovations L.L.C. ("HRI"), an entity that it owns equally with PMSI. Through HRI, the Company and PMSI market their health care data collection and analysis capabilities to the health care industry. The Company is HRI's exclusive subcontractor for the collection of this data and PMSI is its non-exclusive subcontractor for data analysis and study design.

         Each of the various strategic initiatives undertaken by the Company summarized above involves significant risks. In particular, the success of each initiative depends in large part on certain assumptions made by the Company's management concerning trends in the clinical research market and the pharmaceutical industry. There can be no assurance that any of these strategic initiatives will be successful or even that the Company's efforts to pursue these initiatives will not have a material adverse effect on its results of operations or financial condition. Moreover, there can be no assurance that the Company will be successful in its expansion and development initiatives.

THE AFFILIATED SITE NETWORK

         Since commencing operations in 1991, the Company has developed a network of more than 500 Affiliated Sites and today provides Sponsors with access to over 3,700 principal investigators in a wide variety of therapeutic areas. Affiliated Sites range from group practices with individual investigators to integrated health care delivery systems with hundreds of investigators, and include academic medical centers, community hospitals, outpatient treatment centers, research centers, managed care organizations and physician practice groups. Regardless of its size, each member of the network is considered a single "Affiliated Site." The network's principal investigator population includes investigators experienced in infectious disease and HIV/AIDS, orthopedics, cardiology, hematology/oncology, pulmonary, endocrinology, gastroenterology/metabolism, neurology and many other medical specialties. Each Affiliated Site is a party to an Affiliation Agreement with the Company, under the terms of which each Affiliated Site agrees not to pursue any opportunities for clinical research initially presented by the Company directly with the Sponsor of such clinical research program, and also agrees not to affiliate with another research network during the period of its affiliation with the Company and for a specified period thereafter. Members of the Affiliated Site network remain free to solicit and accept clinical research opportunities presented to them from sources other than the Company. At the request of Sponsors, the

Company will also use research sites outside of its Affiliated Site network. Sponsors may request that the Company use research sites outside the Affiliated Site network in the case of large, multi-site trials or in order to include in the trial investigators of national standing in a particular therapeutic area or those with whom the Sponsor has worked in the past.

         The Company regularly updates its demographic database on each Affiliated Site including information concerning areas of therapeutic specialization, research capabilities, prices for various medical services and demographic information concerning patient disease profiles. Information generated during this process is kept on-line at the Company's headquarters for use by the Company's operations and sales and marketing personnel in discussing clinical research opportunities with potential Sponsors.

SERVICES

         The Company's core business is the provision of site selection and management services for clinical trial programs. The Company also performs clinical research and provides clinical reference laboratory and IRB services. It has performed services in many therapeutic areas. The Company assists Sponsors in the identification and recruitment of investigators, initiation of clinical trials at sites, collection and interpretation of data and trial results and report preparation. Trials for which the Company has provided site selection and trial management services range in size from single site trials involving fewer than ten patients to a 300 site trial involving 3,000 patients.

Site Selection Services

         The Company's site selection services consist of the identification and recruitment of research sites and investigators to participate in a clinical trial on behalf of a Sponsor. Certain site selection services, such as the preparation of a survey abstract to determine the potential interest of research sites in a particular trial, may be utilized by Sponsors prior to their determination to initiate a clinical trial.

Company-Owned Clinical Research Facilities

         The Company performs research directly and provides certain other clinical research services to its customers. The Company operates four research facilities for conducting Phase II through Phase IV research (one facility also includes a 100-bed Phase I clinical research unit), a clinical reference laboratory and owns an independently managed IRB. Phase I clinical research is substantially more specialized and limited than other phases of the research process because hospital or clinic beds must be available for extended stays in a sequestered environment.

Clinical Trial Management Services

         The Company provides a variety of clinical trial management services, whether clinical trials are performed at Affiliated Sites or owned research facilities. These services include pre-study and research site activation services, patient tracking services, data management services and project management. These include investigator meetings, coordination of the IRB approval process and other procedures that must be performed prior to enrollment of patients in a study, assistance in patient enrollment, on-going data collection services and adverse events reporting services. Each of the Company's Affiliated Sites provides it with timely information concerning patient enrollment, the status of each individual patient and the progression of the study. This information is assimilated by the Company and provided to Sponsors.

CUSTOMERS AND MARKETING

         The Company has provided its services to many of the leading pharmaceutical companies, biotechnology companies and CROs. The Company's business development strategy focuses on marketing the capabilities of its core Affiliated Site network, including its owned research facilities, combined with efforts to develop and market additional services often required by Sponsors. The Company believes that its key strength and major differentiating factor is its ability to provide rapid access to highly qualified clinical investigators across various therapeutic-disease areas in multiple health care delivery settings.

         During each of the three years in the period ended December 31, 1996, sales to companies in the pharmaceutical industry accounted for more than 78% of the Company's revenue. During 1994, 1995 and 1996, sales to Merck & Co., Inc. accounted for approximately 23%, 76% and 22%, respectively, of the Company's revenue. Also during 1996, sales to Dey Laboratories accounted for 31% of the Company's total revenue. Other customers in the pharmaceutical industry have from time to time accounted for more than 10% of the Company's annual revenue, with sales to two additional pharmaceutical industry customers each accounting for more than 10% of revenue during 1994. The extent to which the Company relies on sales to one customer varies from period to period, depending upon, among other things, its ability to generate new business from new and existing customers, the timing and size of clinical trials and other factors. As a result of increasing consolidation in the pharmaceutical industry and the relatively small number of major participants in the biotechnology industry, it is not unusual for CROs and others involved in the placement and administration of clinical trials to derive more than 10% of their revenue from a single customer, and it is likely that the Company will experience such concentration in future years. However, in light of the Company's small revenue base, it is more dependent on major customers than many of the larger participants in the clinical research industry, and the loss of business from a significant customer could materially and adversely effect the Company's revenue.

         The Company's marketing activities are conducted by its business development staff located primarily in the Philadelphia metropolitan area. Most of the Company's business development staff have scientific or medical backgrounds. The Company employs a variety of promotional activities including journal advertisements, direct mail and participation at scientific and medical meetings to promote its services to the pharmaceutical industry.

CONTRACTING AND BACKLOG

         The Company's contracts provide a fixed price for each component, or service, which depends on such things as the number of research sites selected, patients enrolled and other services required by the Sponsor. Generally, the Company's contracts range in duration from several months to several years. Revenue is earned over the life of the contract as various services are performed under the percentage of completion method utilizing units of delivery. All costs associated with contract revenue are recognized as incurred. Contracts generally require a portion of the fee to be paid at the time the trial is initiated, with the balance payable over the life of the contract when pre-determined payment milestones are satisfied. The Company does not bear the risk of cost overruns.

         The Company's contracts generally may be terminated by the Sponsor with or without cause. In the event of termination, the Company is entitled to payment for all sums owed for work performed through the date of notice of termination and all costs associated with termination of the study. Clinical trials may be terminated for several reasons, including unexpected results or adverse patient reactions to the drug, inadequate patient enrollment or investigator recruitment, manufacturing problems resulting in shortages of the drug or decisions by the Sponsor to de-emphasize or terminate a particular trial or development efforts on a particular drug. Depending on the size of the trial in question, a Sponsor's decision to terminate a trial in which the Company participates could have a materially adverse effect on the Company's backlog, future revenue and profitability.

         Backlog consists of anticipated revenue from letters of intent and signed contracts that have not been completed. Once work under a letter of intent or contract commences, revenue is recognized over the life of the contract. In certain cases, the Company will work on a project prior to finalizing a letter of intent or contract. Backlog excludes anticipated revenue for projects for which the Company has commenced work but for which a definitive letter of intent or contract has not been executed.

         The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results. Contracts included in backlog are subject to termination or delay at any time, as a result of a number of factors. There can be no assurance that the Company will be able to realize revenue included in backlog or as to the amount of backlog orders that may be filled within the current fiscal year. Delayed contracts remain in the Company's backlog pending determination of whether to continue, modify or cancel the contract. As of December 31, 1995 and 1996, the Company's backlog was $21.8 million and $22.5 million, respectively.

COMPETITION

         The clinical research industry is highly fragmented and comprised of several large, full-service CROs and many small, limited service providers. The major competitors in the industry include the research departments of pharmaceutical companies, CROs and other research sites. The Company competes in this market on the basis of its ability to provide rapid access to high-quality clinical investigators within its network of Affiliated Sites in a time-efficient manner and to provide its customers with a high level of service throughout the trial process. Many of the Company's competitors have substantially greater financial and other resources than the Company, and there can be no assurance of the Company's ability to continue to compete effectively with these larger competitors. To the extent the Company's approach to the selection and conduct of clinical trials continues to gain acceptance in the market, there can be no assurance that these larger competitors will not develop their own networks of research sites, nor as to the effect of such competing networks on the Company's operations. The Company may also face competition from other networks of research sites in the recruitment of potential Affiliated Sites.

         As the Company continues to expand the range of its clinical research services, it will compete more directly with the core services provided by CROs. Many of these CROs are substantially larger and have more resources than the Company. There can be no assurance that the Company will be able to compete effectively with these larger companies in providing clinical research services.

REGULATORY MATTERS

Government Regulation

         The clinical investigation of new pharmaceutical and biotechnology products is highly regulated. The purpose of these regulations is to assure that only those products proven to be safe and effective are made available to the public. The FDA has promulgated regulations and guidelines pertaining to applications to initiate trials of new compounds, approval and conduct of studies, report and record retention, informed consent, applications for approval of new compounds and post-marketing requirements. Under FDA regulations, companies providing clinical research services that assume the obligations of a drug Sponsor are required to comply with applicable FDA regulations and are subject to regulatory action for failure to comply with such regulations. The historical trend has been toward increased regulation by the FDA; however, recent initiatives have been undertaken by the FDA to streamline the agency's internal review processes.

         The services provided by the Company are ultimately subject to FDA regulation and, to the extent that the Company expands its services outside the United States, appropriate regulatory authorities in other countries. The level of regulation in other countries is generally less comprehensive than that present in the United States. Depending on the nature of services that it provides with respect to a particular research trial, the Company may be required to comply with FDA regulations governing such activities as selecting investigators, obtaining documentation from investigators, verifying that patient informed consent is obtained, monitoring the validity and accuracy of data, verifying drug accountability and instructing investigators to maintain records and reports. The Company must also maintain records for each study for specified periods for inspection by the study Sponsor and the FDA. If FDA audits indicate that the Company has failed to adequately comply with federal regulations and guidelines, it could have a material adverse effect on the Company. In addition, the failure of the Company to comply with applicable regulations could result in termination of on-going research or the disqualification of data, either of which could also have a material adverse effect on the Company's results of operations, financial condition and reputation.

The Drug Development and Approval Process

         All drugs proposed to be marketed in the United States must undergo an extensive development and approval process. Pre-clinical testing is the first stage in this process. During the pre-clinical stage, a new compound is tested in vitro and in animals over a one to three year period in order to obtain information concerning the basic biological activity and safety of the drug. If the results of pre-clinical studies are satisfactory, the Sponsor files an Investigational New Drug Application ("IND") with the FDA before beginning human testing. In order to receive IND status, the Sponsor must provide the FDA with manufacturing data, preclinical test results, information concerning the uses of the drug in other countries or in the United States for other purposes and a plan for conducting clinical trials. The design of each clinical trial, or its "protocol," is an essential component of the drug development effort. Each protocol must correctly anticipate the nature of the data and results that the FDA will require before approving the drug.

         In the absence of any comments from the FDA on the IND, a Sponsor may begin clinical trials on human subjects 30 days after the IND is filed. Clinical trials often represent the most expensive and time consuming part of the drug development process. The trial process usually starts on a small scale with trials intended to assess safety, and then expands to larger trials in order to test a compound's efficacy. There are four phases of clinical testing, with multiple trials generally conducted within each phase.

          Phase I testing typically consists of specialized studies designed to acquire safety and dosing information on a new compound. In these studies, the drug is tested on approximately 20 to 80 individuals and data is gathered concerning toxicity, absorption, metabolism and other pharmacological actions. Each individual study lasts from a period of days to several weeks, and the phase itself typically lasts from six months to one year.

          Phase II testing typically consists of studies in approximately 100 to 200 patients who suffer from the targeted disease or condition. Phase II trials focus on obtaining information on the drug's effectiveness and dose-response relationship. Because these trials gather early evidence of a compound's efficacy, their results are often pivotal to a Sponsor's decision concerning whether to proceed to larger trials. These trials typically last one to two years.

          Phase III testing typically consists of large, multi-center trials involving hundreds to thousands of patients. Phase III trials are intended to collect efficacy and safety information on a large scale. The collection of such data is most critical in Phase III, because the data developed during these trials will have a significant influence on the labeling aspects of the new drug. At least one Phase III trial performed within the United States is required of any compound before it will be approved by the FDA. These trials typically last two to three years.

          Phase IV studies are frequently required by the FDA as a condition to granting marketing approval. The FDA will often require Sponsors, after a drug is approved for marketing, to conduct additional clinical trials to monitor long-term risks and benefits, alternative dosage levels or evaluate safety and efficacy in targeted patient populations. These studies are usually less data intensive than those conducted in other phases of clinical research, but may involve hundreds to thousands of patients and can last for several years.

         After a new compound has successfully completed the first three phases of the clinical trial process, a new drug application ("NDA") is submitted to the FDA. The NDA is a comprehensive filing that includes the results of all pre-clinical and clinical studies, with the majority of its clinical data derived from Phase II and Phase III trials. In addition, the NDA contains information about the drug's composition and the Sponsor's plans for producing, packaging and labeling the product. The FDA's review process for an NDA can take anywhere from a few months, for drugs related to life threatening conditions, to many years, with the average review lasting more than two and one-half years. Drugs that successfully complete this review may be marketed in the United States, subject to such conditions as the FDA may specify. As a result of increasing public pressure to allow new drugs to reach the market more quickly, the FDA has increased its reliance on Phase IV studies. In some instances, the FDA has granted conditional approval to potentially lifesaving drugs or those for previously untreatable conditions in order to permit marketing while Phase IV studies are conducted.

         The pre-clinical and clinical testing and approval processes for biotechnology products are substantially similar to those applicable to drugs, except that the results of clinical trials are submitted in the form of a Product License Application rather than an NDA. In many cases, medical device products are also subject to extensive pre-clinical and clinical testing requirements.

POTENTIAL LIABILITY AND INSURANCE

         Clinical trials involve the testing of approved and non-approved drugs on human beings. This testing carries with it a significant risk of liability for personal injury or death to participants resulting from an adverse reaction to, or improper administration of, the trial drug. Many of these participants are seriously ill and are at great risk of further illness or death as a result of factors other than their participation in the trial. The Company participates with Sponsors in the site selection process, and contracts on behalf of its customers with physicians who render professional services, including administering the drugs being tested, to participants in these trials. Company personnel and subcontractors also render professional services to participants in trials, and are materially involved in the patient treatment process. Consequently, the Company may be subject to claims in the event of personal injury or death of persons participating in clinical trials and arising from professional malpractice of physicians with whom it has contracted and its own employees. To date, the Company has not received any claims resulting from either the testing of new drugs or professional malpractice.

         The Company believes that risk of liability associated with clinical trials is mitigated by various regulatory requirements, including the role of institutional review boards and the need to obtain informed consent. The FDA requires each human clinical trial to be reviewed and approved by the IRB at each research site. An IRB is an independent committee that includes medical and non-medical personnel and is obligated to protect the interests of patients enrolled in the trial. After the trial begins, the IRB monitors the protocol and the measures designed to protect patients, such as the requirement to obtain informed consent. In addition, regulations governing the conduct of clinical trials and the protection of human subjects place responsibility for proper study conduct and subject protection directly on the principal investigator at each location where a study is performed. At its owned research facilities, the Company has assumed the duties and liabilities of a principal investigator. All principal investigators employed by the Company are required to carry their own malpractice insurance.

         In order to reduce its exposure to liability, the Company generally obtains indemnification from its clients and, in some cases, from investigators and Affiliated Sites contracted by the Company on behalf of its clients. The Company's agreements with its Affiliated Sites obligate it to pursue contracts solely with Sponsors that provide indemnification for adverse outcomes which may occur in an enrolled subject and that allow such indemnification rights to pass through to the Affiliated Sites and investigators. These indemnity rights do not protect the Company against certain of its own actions, such as those involving negligence or misconduct. Furthermore, these indemnities are contractual arrangements that are subject to negotiation with individual Sponsors, and the terms and scope of such indemnities vary from Sponsor to Sponsor and from trial to trial. In order for such indemnification to be valid, the Company and its employees and agents must act within the bounds of specific procedural requirements governing the conduct of the clinical trial. Since the value of the Company's indemnification depends on the financial viability of the indemnifying party, there can be no assurance that the Company will be able to rely on such indemnification in each instance of potential liability. The financial position of the Company could be materially adversely affected if the Company was forced to undertake the defense of, or found financially responsible for, claims based upon the foregoing or related risks.

         The Company currently maintains an errors and omissions professional liability insurance policy in amounts it believes to be sufficient. However, there can be no assurance that this coverage will be adequate, or that insurance coverage will continue to be available to the Company.

PATENTS AND TRADEMARKS

         The Company has registered service marks incorporating the Collaborative Clinical Research logo and the DataTRAK trademark. Through its acquisitions of GFI and WCE, the Company has acquired eight registered service marks. The Company does not own any patents. The Company believes that its ability to attract and retain highly-skilled employees and manage the growth of its business are more important to its performance than any intellectual property rights that it has developed to date. However, it is possible that software and other intellectual property developed during the course of the Company's joint venture with PMSI and its technology development alliance with ISSC may become important to its business in the future.

EMPLOYEES

         As of January 31, 1997, the Company had 198 full-time employees, of whom seven had executive or managerial responsibilities. None of the Company's employees are represented by a union. The Company considers relations with its employees to be good.

          The Company's growth continues to place significant demands on its management resources. The success of the Company's business is substantially dependent on the services of its senior management team, and the services of Dr. Jeffrey A. Green in particular. The Company has employment agreements with Dr. Green and all of its executive officers; however, the loss of Dr. Green's services or the services of its other executive officers could have a material adverse effect on the Company. To address these risks, the Company must, among other things, continue to attract, retain and motivate qualified personnel. While the Company has not experienced significant problems in attracting or retaining qualified personnel, there can be no assurance that the Company will be successful in addressing such risks.

ITEM 2.  PROPERTIES

         The Company presently maintains its executive offices in approximately 14,000 square feet of space in Cleveland, Ohio pursuant to two leases with unaffiliated third parties. The Company leases approximately 32,000 square feet of office and medical space in Evansville, Indiana. This facility houses, among other things, a 100-bed in-patient Phase I research facility. The Company also leases property in three additional states, most of which is used to conduct clinical research. Collaborative believes that its facilities are adequate for its operations and suitable additional space will be available when needed.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company is a party to various lawsuits arising in the ordinary course of business. The Company does not believe that the outcome of such litigation will have a material adverse effect on its results of operations or financial condition.

         On December 5, 1995, a former employee of the Company filed a charge against the Company with the Ohio Civil Rights Commission (the "OCRC") alleging that the employee's employment was terminated due to age. On March 13, 1996, the Company filed a statement of position denying the allegations in the charge. On October 17,1996 the OCRC issued a determination that it was not probable that the Company had engaged in unlawful employment practices, and dismissed the charge. The applicant may seek judicial review of this determination in the Court of Common Pleas, or institute a separate lawsuit alleging discrimination. To date, no such action has been filed. The Company believes that the charge is without merit and does not believe that this matter will have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

ITEM 4A  EXECUTIVE OFFICERS OF THE COMPANY*

         The name, age and positions of each of the Company's executive officers are as follows:

 Name                            Age       Position
 ----                            ---       --------
 Dr. Jeffrey A. Green            41        President, Chief Executive Officer and Director
 Debra S. Adamson                44        Vice President of Collaborative Partners
 Terry C. Black                  39        Vice President of Finance, Chief Financial Officer,
                                           Treasurer and Assistant Secretary
 Dr. Richard J. Kasmer           39        Vice President of Site Operations, General Counsel and
                                           Assistant Secretary
 Nathan F. Messinger             41        Vice President of Business Development
 Dr. William H. Stigelman, Jr.   51        Vice President of Affiliated Site Relations
 Dr. Mary L. Westrick            40        Vice President of Corporate Operations

*Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.


         Jeffrey A. Green, Pharm.D., FCP, is the Company's founder and has served as its President and Chief Executive Officer since March 1992. From 1984 to 1992, Dr. Green served as an Assistant Professor of Medicine and Radiology at Case Western Reserve University, Cleveland, Ohio. During his tenure at Case Western Reserve University, Dr. Green established and directed the Cardiovascular Clinical Pharmacology Research Program at University Hospitals of Cleveland. In addition, Dr. Green was an established investigator in clinical cardiology and PET scanning, and was responsible for directing over 90 individual investigations during his tenure. Dr. Green has authored over 90 publications and has been an invited speaker at more than 125 national meetings. He was the recipient of the McKeen Cattell Distinguished Achievement Award from the American College of Clinical Pharmacology in 1988.

         Debra S. Adamson, M.S., has been Vice President of Collaborative Partners since January 1996. Ms. Adamson is responsible for directing all operations, including marketing, for the Company's owned research facilities. Ms. Adamson is actively involved in operational systems development, budgetary issues and the integration of acquired sites into the Company's operations. Ms. Adamson was a co-founder of GFI and served as GFI's Executive Director, Clinical Services from 1987 to 1996. Ms. Adamson was also a co-founder of the Ohio Valley IRB. Previously, Ms. Adamson served as Senior Scientist of United States Pharmaceutical Group Clinical Studies at Bristol-Myers Squibb where she was responsible for overall trial design and implementation for central nervous system compounds.

         Terry C. Black has served as the Company's Vice President of Finance and Chief Financial Officer since June 1994 and has served as the Treasurer and Assistant Secretary since January 1996. Prior to joining the Company, Mr. Black served as Acting Chief Financial Officer and Analyst for Action Auto Rental, Inc., a Cleveland, Ohio based insurance replacement automobile rental company, from March 1992 to October 1992 and as its Chief Financial Officer from October 1992 to January 1994. Before joining Action Auto Rental, Mr. Black served in a variety of financial and accounting positions with the insurance replacement rental car industry, including Treasurer and co-founder of Network Car Rental, Inc. and Treasurer and Controller of

Agency Rent-A-Car. In 1993, Action Auto Rental filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code and was subsequently liquidated.

         Richard J. Kasmer, Pharm.D., JD, has served as the Company's Vice President of Site Operations, General Counsel and Assistant Secretary since January 1996. From 1992 to 1996, Dr. Kasmer served as the Company's Vice President of Clinical Operations and Secretary. Dr. Kasmer is involved in the management of ongoing trials within the Company's Affiliated Site network, trial budgetary issues, contractual management and negotiations with the Company's acquisition candidates. Prior to joining the Company, Dr. Kasmer was employed by the VA Medical Center in Cleveland, Ohio for eight years and is an established investigator with over 15 years of experience in Phase I through Phase IV trials and has participated in over 80 individual investigations.

         Nathan F. Messinger has served as the Company's Vice President of Business Development since August 1993. Mr. Messinger is responsible for strategic and business development as well as marketing and sales programs. In addition, Mr. Messinger is responsible for the ongoing development of strategic alliances and joint ventures within the pharmaceutical, biotechnology and health-economics industries. From 1992 to 1993, Mr. Messinger served as Director, Business Development for the Caremark Division of Baxter Healthcare Corporation and has held senior marketing, strategic planning and general management positions with companies such as New Brunswick Scientific Company, The Langer Biomechanics Group and Dynatech Laboratories, Inc.

         William H. Stigelman, Jr., M.S., Pharm.D., has served as the Company's Vice President of Affiliated Site Relations since December 1992. Dr. Stigelman is responsible for worldwide Affiliated Site development, and the development and implementation of standard operating procedures and quality control procedures for the Affiliated Site network. Prior to joining the Company, Dr. Stigelman served in a variety of positions during his 23-year career in the United States Air Force. Dr. Stigelman served as director of pharmacy at three Air Force medical centers and as a director of a clinical research facility. As Chief of Clinical Investigations at the Air Force Surgeon General's Office, Dr. Stigelman directed an Air Force wide research program involving more than 1,000 protocols and annual budgets exceeding $8.0 million.

         Mary L. Westrick, Ph.D., has been Vice President of Corporate Operations since January 1996. Dr. Westrick is responsible for the management of all aspects of interventional and noninterventional clinical trials. In addition, Dr. Westrick is responsible for administrative operations and quality assurance. Dr. Westrick was a co-founder of GFI and served as GFI's Executive Director, Administrative Services from 1987 to 1996. Dr. Westrick was also a co-founder of the Ohio Valley IRB. Previously, Dr. Westrick held the position of Research Scientist in the Department of Metabolism and Pharmacokinetics at Bristol-Myers Squibb. In that capacity, she was responsible for pre-clinical research and trial design and implementation of Phase I studies and Phase II and Phase III clinical support for central nervous system compounds.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED
         SHAREHOLDER MATTERS

        The Company's Common Shares are traded on the Nasdaq National Market under the symbol "CCLR". The Common Shares were initially offered to the public on June 11, 1996 at a price of $13.50 per share and commenced trading on the Nasdaq Stock Market, Inc. ("Nasdaq") on that date. The following table sets forth, for the fiscal year ended December 31, 1996, the high and low sale prices per share for the Common Shares, as reported by Nasdaq. These prices do not include retail markups, markdowns or commission.

                                                               High              Low
                                                               ----              ---
Second Quarter (from June 11, 1996)                           $15.00            $ 11.25
Third Quarter                                                 $15.25            $  8.00
Fourth Quarter                                                $15.50            $  9.75

         On February 28, 1997, the last sale price of the Common Shares as reported by Nasdaq was $8.25 per share. As of February 28, 1997, there were approximately 114 holders of record and approximately 1,000 beneficial holders of the Common Shares.

         The Company has never declared or paid cash dividends on its Common Shares. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any dividends in the foreseeable future. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations, current and anticipated cash needs and plans for expansion.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                Year Ended December 31,
                                            ----------- ----------- ----------- ------------ -----------

                                                  1992        1993        1994        1995        1996
                                                  ----        ----        ----        ----        ----
                                                         (In thousands, except per share data)
Statement of Operations Data:
Revenue                                        $    549    $  1,423    $  4,047    $ 10,453    $ 25,715
Direct costs                                        279         975       2,908       8,491      17,976
                                               --------    --------    --------    --------    --------
Gross profit                                        270         448       1,139       1,962       7,739
Selling, general and administrative expenses        439         686       1,386       2,770       6,141
Depreciation and amortization                        81         118          59          62         606
                                               --------    --------    --------    --------    --------
Income (loss) from operations                      (250)       (356)       (306)       (870)        992
Other income (expense)                                5           5          92         117       1,038
                                               --------    --------    --------    --------    --------
Income (loss) before income taxes                  (245)       (351)       (214)       (753)      2,030
Income tax expense                                   --          --          --          --         383
                                               --------    --------    --------    --------    --------
Net income (loss)                              $   (245)   $   (351)   $   (214)   $   (753)   $  1,647
                                               ========    ========    ========    ========    ========
Net income (loss) per share                    $  (0.23)   $  (0.25)   $  (0.10)   $  (0.24)   $   0.33
                                               ========    ========    ========    ========    ========
Shares used in the computation                    1,058       1,407       2,182       3,102       5,052
                                               ========    ========    ========    ========    ========




                                                                         December 31,
                                            ---------------------------------------------------------------
                                                1992            1993          1994        1995        1996
                                                ----            ----          ----        ----        ----
                                                                    (In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term
       investments                           $   446         $   207       $ 4,105     $ 3,011     $34,683
Working capital (deficit)                        197             (82)        3,879       2,961      39,626
Total assets                                     787             651         5,523       7,025      53,687
Long-term liabilities                             23              --            --          --          --
Retained earnings (accumulated deficit)         (293)           (644)         (858)     (1,611)         36
Total shareholders' equity                       354              30         4,004       3,323      49,548



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

GENERAL


         The Company provides clinical research services to Sponsors of clinical research through its network of Affiliated Sites and its owned research facilities. Revenue is derived principally from the identification, placement, monitoring and management of clinical trial programs and health-economic data evaluations within the Company's network of Affiliated Sites and owned research facilities.

         The Company commenced operations in July 1991 and has achieved its growth through internal development and acquisitions. Effective January 31, 1996, the Company acquired GFI, which conducts Phase I through Phase IV clinical research and provides clinical reference laboratory services and IRB services. Effective October 25, 1996, the Company purchased WCE (or Walker), a provider of contract research services for pharmaceuticals, medical devices, foods and other products. Both acquisitions have been accounted for under the purchase method of accounting, and the consolidated results of operations include the results of operations of both businesses from their respective acquisition dates. After allocating purchase price to the fair value of the net assets acquired, the Company recorded approximately $5.9 million of goodwill in connection with the GFI acquisition and approximately $2.5 million of goodwill in connection with the WCE acquisition. The Company amortizes goodwill using the straight-line method over a period of 20 years.

         The Company's backlog at December 31, 1996 was $22.5 million, as compared to backlog of $21.8 million at December 31, 1995. This backlog is lower than the Company originally anticipated. While backlog as of any particular date is not necessarily a meaningful predictor of future results, the lower than anticipated backlog level at December 31, 1996 is expected to have a material adverse effect on the Company's results of operations for the first quarter of 1997. The Company is continuing its efforts to attract new business, and has focused on the backlog for its network of Affiliated Sites, where the lead time to realize revenues is longer than for its GFI and WCE subsidiaries. The Company's financial performance for 1997 will depend in large part upon its success in attracting new business and in converting new backlog into revenue. There can be no assurance as to the results of the Company's efforts to attract new business, nor as to the timing of revenues associated with new or existing backlog.

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

         The Company's clinical research service contracts generally have terms ranging from several months to several years. A portion of the contract fee is generally payable upon execution of the contract, with the balance payable in installments over the life of the contract. Revenue and related direct costs are recognized as specific contract terms are fulfilled under the percentage of completion method utilizing units of delivery. The Company's contracts are broken down into discrete units of deliverable services for which a fixed fee for each unit is established. Pass-through costs that are paid directly by the Company's Sponsors, and for which the Company does not bear the risk of economic loss, are excluded from revenue. These costs can include investigator meeting fees, IRB fees and travel costs. The termination of a contract results in no material adjustments to revenue or direct costs previously recognized, and the Company is entitled to payment for all work performed through the date of notice of termination and all costs associated with termination of a study.

         The Company's contracts generally may be terminated by the Sponsor with or without cause. Clinical trials may be terminated or delayed for several reasons, including unexpected results or adverse patient reactions to the drug, inadequate patient enrollment or investigator recruitment, manufacturing problems resulting in shortages of the drug or decisions by the Sponsor to de-emphasize or terminate a particular trial or development efforts on a particular drug. Depending on the size of the trial in question, a Sponsor's decision to terminate or delay a trial in which the Company participates could have a material adverse effect on the Company's backlog, future revenue and profitability.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the Company's Statements of Operations, expressed as a percentage of revenue:

                                                          Year ended December 31,
                                                      --------- ---------- ---------
                                                          1994       1995     1996
                                                          ----       ----     ----

Revenue                                                  100.0%     100.0%   100.0%
Direct costs                                              71.9       81.2     69.9
Gross profit                                              28.1       18.8     30.1
Selling, general and administrative expenses              34.3       26.5     23.9
Depreciation and amortization                              1.4        0.6      2.3
Income (loss) from operations                             (7.6)      (8.3)     3.9
Other income                                               2.3        1.1      4.0
Income (loss) before income taxes                         (5.3)      (7.2)     7.9
Income tax expense                                         ---        ---      1.5
Net income (loss)                                         (5.3)      (7.2)     6.4

--------------

Year Ended December 31, 1996 Compared with Year Ended December 31, 1995



         Revenue increased by $15.3 million, or 147.1%, from $10.4 million in 1995 to $25.7 million in 1996. Approximately $6.7 million of the increase was a result of the GFI and WCE acquisitions. The remaining $8.6 million of the increase was due to the number and size of the Company's new and ongoing clinical trials primarily conducted at its Affiliated Sites. Approximately $7.6 million of the $8.6 million related to a full service clinical trial which began in the fourth quarter of 1995 and is scheduled to be completed in 1997. On a pro forma basis, giving effect to the GFI and WCE acquisitions as if they had occurred on January 1, 1995, pro forma revenue for 1996 of $28.8 million would have increased by 45% compared to 1995 pro forma revenue of $19.9 million.

         Direct costs include compensation and related fringe benefits for non-administrative employees (including employees at Company-owned research facilities) and other expenses directly related to contracts, which can be subcontracted to the Affiliated Sites and other vendors. These costs increased by

$9.5 million, or 111.8%, from $8.5 million in 1995 to $18.0 million in 1996. Direct costs decreased as a percentage of revenue from 81.2% in 1995 to 69.9% in 1996. Of the $9.5 million increase, $4.0 million was due to the acquisitions of GFI and WCE, and $5.5 million was due to the number and size of Collaborative's new and ongoing clinical trials. Direct costs for Collaborative's ongoing and new clinical trials, primarily conducted at the Company's Affiliated Sites, decreased from 81.2% to 73.5% as a percentage of revenue for 1995 and 1996, respectively. This reflects the effects of pricing changes implemented by the Company during the second half of 1995 intended to increase prices for certain services and include charges for certain administrative contract costs that had previously been absorbed. As a percentage of revenue, Collaborative's higher direct costs at its Affiliated Sites were offset by the GFI and WCE subsidiaries' lower direct costs.

         Selling, general and administrative expenses include all administrative personnel costs, business and Affiliated Site development costs, and all other expenses not directly chargeable to a specific contract. Selling, general and administrative expenses increased by $3.3 million, or 117.9%, from $2.8 million in 1995 to $6.1 million in 1996. Of the $3.3 million increase, $1.9 million reflects expenses associated with GFI and WCE's operations and the remainder was due to the Company's internal growth. As a percentage of revenue, selling, general and administrative expenses decreased from 26.5% in 1995 to 23.9% in 1996. The decrease in selling, general and administrative expenses as a percentage of revenue reflects improved absorption of fixed costs resulting from the increase in the Company's revenue.

         Depreciation and amortization expense increased by $544,000 from $62,000 in 1995 to $606,000 in 1996. Of the $544,000 increase, $199,000 resulted from the depreciation of assets acquired with the acquisitions of GFI and WCE, $288,000 resulted from the amortization of goodwill resulting from the acquisitions and $57,000 resulted from increased capital expenditures.

         Other income increased from $117,000 in 1995 to $1.0 million in 1996. This was the result of a $924,000 increase in interest income on invested cash (primarily the proceeds of the Company's initial public offering), offset by a $93,000 increase in interest expense due to the issuance of notes payable to the former shareholders of GFI, and borrowings against the Company's line of credit. Also, there was a $90,000 decrease in the Company's share of HRI's net loss for the twelve months ended December 31, 1996. For financial reporting purposes, the Company records its share of the net income or loss from HRI using the equity method.

         As a result of the Company's net operating loss carryforwards of $1.4 million for federal income tax purposes, the Company's effective tax rate for 1996 was 19% of pre-tax income. This effective tax rate is reflected in the Company's Consolidated Statement of Operations for the year ended December 31, 1996. The Company fully utilized its net operating loss carryforwards for federal income tax purposes during 1996.

Year Ended December 31, 1995 Compared with Year Ended December 31, 1994

         Revenue increased by $6.4 million, or 160.0%, from $4.0 million in 1994. Approximately $5.6 million of the increase resulted from revenue derived from a 300-site multi-year clinical research project which began in December 1994. The balance of the increase reflects revenue derived from other new projects obtained through the Company's increased business development efforts.

         Direct costs increased by $5.6 million, or 193.1%, from $2.9 million in 1994 to $8.5 million in 1995. Direct costs increased as a percentage of revenue from 71.9% in 1994 to 81.2% in 1995. The increase in direct costs as a percentage of revenue reflects the continuing effects of the Company's decision during the first half of 1994 to reduce fees for certain services and to absorb certain administrative contract costs as a means of capturing additional market share. Because the Company's contracts range from several months to several years, the effects of the pricing decision in 1994 continued to have an impact on the results of operations for 1995. During the second half of 1995, the Company began to implement changes in its pricing practices intended to increase prices for certain services and include charges for certain administrative contract costs that had previously been absorbed.

         Selling, general and administrative expenses increased by $1.4 million, or 100.0%, to $2.8 million in 1995, but decreased as a percentage of revenue from 34.3% in 1994 to 26.5% in 1995. The majority of the increase in these expenses resulted from additions to personnel and increases in costs associated with business and Affiliated Site development. In 1995, legal expenses increased by $250,000 due to costs incurred in defense and settlement of certain employment litigation. The decrease in selling, general and administrative expenses as a percentage of revenue reflects improved absorption of fixed costs resulting from the increase in the Company's revenue.

         Depreciation and amortization expense increased by 5.1% from $59,000 in 1994 to $62,000 in 1995 as a result of purchases of additional computer equipment and leasehold improvements during the year.

         Other income increased from $92,000 in 1994 to $117,000 in 1995. This increase was caused by a higher level of interest income, offset by the Company's share of losses incurred by HRI for the six months ended December 31, 1995. The Company's share of HRI's loss during 1995 was $105,000.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company's principal sources of cash have been cash flow from operations and proceeds from the sale of equity securities. The Company's investing activities primarily reflect capital expenditures, acquisitions and net purchases of short-term investments.

         The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the units-of-delivery method of percentage of completion accounting). The Company typically receives a low volume of large-dollar receipts. As a result, the number of days outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable (net of allowance for doubtful accounts) was $8.4 million at December 31, 1996 and $2.9 million at December 31, 1995. On a pro forma basis, after giving effect to the GFI and WCE acquisitions, accounts receivable (net of allowance for doubtful accounts) would have been $4.8 million at December 31, 1995. Deferred revenue was $932,000 at December 31, 1996 and $559,000 at December 31, 1995. On a pro forma basis, after giving effect to the GFI and WCE acquisitions, deferred revenue would have been $875,000 at December 31, 1995. The number of days outstanding in accounts receivable (net of unearned revenue) was 70 days at December 31, 1996 (69 days on a pro forma basis) and 52 days at December 31, 1995 (44 days on a pro forma basis).

         Cash and cash equivalents increased $4.4 million during the year ended December 31, 1996. This was the result of $41.4 million being provided by financing activities, offset by $2.4 million and $34.6 million being used in operating and investing activities, respectively. Cash provided by financing activities consisted of proceeds of $42.5 million from the Company's initial public offering, the exercise of certain common share options and warrants, and borrowings of $1.3 million under the Company's and GFI's lines of credit, offset by repayments of $2.4 million against such lines of credit. Cash used for operating activities resulted primarily from cash used to fund working capital needs and the increase in accounts receivable. Investing activities included $52.1 million used to purchase short-term investments, $7.3 million used to purchase GFI and WCE, $933,000 used to purchase property and equipment, and $25.7 million provided by the maturity of short-term investments.

         On June 28, 1996, the Company and ISSC signed an exclusive ten-year technology alliance agreement to develop and market an electronic data collection and project management system for use in clinical trials. As part of the technology alliance agreement, ISSC will fund the development of the electronic data collection and project management system. During 1997, the Company anticipates investing approximately $1.0 million in the DataTRAK technology alliance.

         The Company's principal cash needs on both a short-term and long-term basis are for the funding of its operations and capital expenditure requirements. The Company expects to continue expanding its operations through internal growth, strategic acquisitions, joint ventures and alliances. The Company expects such activities will be funded from existing cash and cash equivalents, maturities of short-term investments, cash flow from operations and borrowings under its line of credit.

         The Company has a line of credit with a commercial bank providing a maximum credit facility of $5.0 million. Borrowings under the line of credit bear interest at rates up to prime. Amounts outstanding under the line of credit are collateralized by substantially all of the Company's tangible assets and are payable on demand. There were no borrowings under the line at December 31, 1996. The line of credit is subject to renewal at July 31, 1997.

         The Company believes that cash generated from operations, amounts available under its line of credit and maturities of short-term investments will be sufficient to fund its working capital and capital expenditure requirements for the foreseeable future. However, selective acquisitions of research organizations are anticipated to play an important role in the Company's growth strategy. The Company has engaged in preliminary discussions with several potential acquisition candidates. To the extent that the Company is successful in its efforts to acquire additional research organizations, it may require additional capital. There can be no assurance as to the Company's ability to obtain additional financing.

INFLATION

         To date the Company believes the effects of inflation have not had a material adverse effect on its results of operations or financial condition.

                  INFORMATION ABOUT FORWARD LOOKING STATEMENTS

         Certain statements made in this Annual Report on Form 10-K, other SEC filings or written materials or orally by the Company or its representatives may constitute forward looking statements. The Company wishes to take advantage of the safe harbor for forward looking statements provided by the Securities Litigation Reform Act of 1995 (the "Act"), and is including this information in its Annual Report on Form 10-K in order to do so. In the absence of any published interpretations of the Act, the Company has identified the following important factors which could cause the Company's actual operational or financial results to differ materially from any projections, estimates, forecasts or other forward looking statements made by or on behalf of the Company. Under no circumstances should the factors listed below be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company.

LIMITED OPERATING HISTORY; LACK OF PROFITABLE OPERATIONS

         The Company commenced operations in 1991 and has a limited operating history upon which investors may evaluate its performance. With the exception of 1996, the Company recognized losses in each year since its inception. There can be no assurance that the Company will be profitable during future periods.

FLUCTUATIONS IN QUARTERLY RESULTS

         The Company is subject to significant fluctuations in quarterly results caused by many factors, including the Company's success in obtaining new contracts, the size and duration of the clinical trials in which the Company and members of its network of Affiliated Sites participate, the timing of Sponsor decisions to conduct new clinical trials or cancel or delay ongoing trials and other factors. As a result of the Company's limited operating history, the Company does not have historical financial data for a significant number of periods on which to base planned operating expenses. Therefore, the Company's expense levels are based in part on its expectations as to future revenue and to a certain extent are fixed. There can be no assurance as to the Company's revenue in any given period, and it may be unable to adjust expenses in a timely manner to compensate for any unexpected revenue shortfall. As a result of the Company's relatively small revenue base, any significant shortfall in revenue recognized during a particular period could have an immediate adverse effect on its results of operations and financial condition. There can be no assurance that the Company will be able to accurately anticipate quarterly results. Volatility in the Company's quarterly results may adversely affect the market price of the Company's Common Shares.

RISKS ASSOCIATED WITH UNPROVEN BUSINESS STRATEGIES AND EARLY STAGE OF COMPANY'S DEVELOPMENT

         The Company's efforts to establish a network of Affiliated Sites and market the network as a method of streamlining the process of selecting investigators and conducting clinical trials represent a significant departure from the traditional clinical research practices of Sponsors. The long-term viability of the Company's strategy remains unproven. There can be no assurance that the Company's strategy will continue to gain acceptance among Sponsors, research sites or investigators. The Company has expanded its Affiliate Site network to include 62 Canadian and 2l United Kingdom sites, but to date has not recognized any revenue from operations outside the United States. In addition, the Company's efforts to expand into the health care information services market are at an early stage, and there can be no assurance as to the Company's ability to expand into this area in a profitable manner. In that regard, the Company has undertaken a number of strategic initiatives intended to expand the scope of its services. These initiatives are identified in this Form 10-K and in the Company's other SEC filings. All of these initiatives are based upon assumptions made by the Company concerning trends in the clinical research market and the health care industry. Any of these assumptions could prove to be incorrect, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, and there can be no assurance that the Company will be successful in these efforts.

POTENTIAL LOSS OF CONTRACTS

         Although the Company's contracts with Sponsors provide that it is entitled to receive revenue earned through the date of termination, Sponsors generally are free to terminate a clinical trial or the Company's contract related thereto at any time. The length of a typical clinical trial contract varies from several months to several years. Sponsors may terminate clinical trials for several reasons, including unexpected results or adverse patient reactions to a potential product, inadequate patient enrollment or investigator recruitment, manufacturing problems resulting in shortages of a potential product or decisions by the Sponsor to de-emphasize or terminate a particular trial or development efforts with respect to a particular potential product. A Sponsor's decision to terminate a trial in which the Company participates could have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON MAJOR CUSTOMERS

         The Company's primary customers are companies in the pharmaceutical industry. The Company's business is substantially dependent on the research and development expenditures of companies in this industry. During each of the three years in the period ended December 31, 1996, sales to companies in the pharmaceutical industry accounted for more than 78% of the Company's revenue. During 1994, 1995 and 1996 sales to Merck & Co., Inc. accounted for approximately 23%, 76% and 22%, respectively, of the Company's revenue. Also during 1996, sales to Dey Laboratories accounted for 31% of the Company's revenue. Other customers in the pharmaceutical industry have from time to time accounted for more than 10% of the Company's annual revenue. The extent to which the Company relies on sales to one customer varies from period to period, depending upon, among other things, its ability to generate new business from new and existing customers, the timing and size of clinical trials and other factors. In light of the Company's small revenue base, it is more dependent on major customers than many of the larger participants in the clinical research industry. The Company's operations could be materially and adversely affected by, among other things, any economic downturn in the pharmaceutical or biotechnology industries, any decrease in their research and development expenditures or a change in the regulatory environment in which these companies operate.

RISKS ASSOCIATED WITH ACQUISITIONS BY THE COMPANY

         Selective acquisitions are anticipated to play an important role in the Company's efforts to become an integrated provider of research services. GFI was the Company's first acquisition, and subsequent to that transaction, the Company acquired WCE. There can be no assurance that the Company will be able to successfully integrate and profitably manage the businesses that it has acquired to date or that it will be able to identify, acquire, successfully integrate or profitably manage additional acquisitions without substantial costs, delays or other problems. In addition, there can be no assurance that companies acquired in the future will be profitable at the time of their acquisition or that the GFI or WCE acquisitions or other possible future acquisitions will achieve and/or maintain revenue and profitability that justify the investment therein. Acquisitions also may involve a number of special risks, including adverse short-term effects on the Company's reported operating results, potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, diversion of management's attention, dependence on retention, hiring and training of key personnel, risks associated with unanticipated problems or legal liabilities and amortization of goodwill and acquired company intangible assets, some or all of which could have a material adverse effect on the Company's business, results of operations and financial condition.

EFFECT OF EXPANSION STRATEGY ON THE COMPANY'S CORE BUSINESS

         The Company's efforts to expand the range of its services expose it to significant risks. As the Company expands its ability to conduct clinical research through acquisitions and otherwise, circumstances will arise in which it will compete for research projects with its Affiliated Sites. There can be no assurance as to the impact of this competition on the Company's relationship with its current Affiliated Sites or on its ability to continue to expand the Affiliated Site network. The Company's inability to continue to expand its network of Affiliated Sites, or the withdrawal of a significant number of Affiliated Sites or those with expertise in certain therapeutic areas, could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, because of the rapid access to clinical investigators provided by the Company's Affiliated Site network, CROs have from time to time engaged the Company to assist them in the site selection process. During fiscal 1994, 1995 and 1996, services provided to CROs represented approximately 10%, 6% and 7%, respectively, of the Company's total revenue. There is no assurance that CROs will continue to do business with the Company.

MANAGEMENT OF GROWTH; NEED FOR IMPROVED SYSTEMS

         The Company believes that the expansion of its business will continue to place a strain on its operational, human and financial resources. In order to manage such expansion, the Company must continue to improve its operating, administrative and information systems and accurately predict its future personnel and resource needs. In addition, expansion of foreign operations also may involve the additional risks of assimilating differences in foreign business practices, hiring and retaining qualified personnel and overcoming language barriers. Failure by the Company to meet the demands of and to manage expansion of its business and operations could have a material adverse effect on the Company's business, results of operations and financial condition.

LIMITED OBLIGATIONS OF AFFILIATED SITES

         The Company's network of Affiliated Sites is essential to its business. The Company enters into agreements with each Affiliated Site ("Affiliation Agreements"). The obligations of Affiliated Sites under the Affiliation Agreements are limited. Affiliated Sites have full discretion as to whether to participate in clinical research opportunities presented by the Company, are free to pursue research opportunities presented to them from sources other than the Company and may withdraw from the network at any time.

DEPENDENCE ON KEY PERSONNEL

         As of January 31, 1997, the Company had a total of 198 full-time employees, of whom seven had executive or managerial responsibilities. The Company's growth continues to place significant demands on its management resources. The success of the Company's business is substantially dependent on the services of its senior management team and the services of Dr. Jeffrey A. Green in particular. The Company has employment agreements with Dr. Green and all of its executive officers; however, the loss of Dr. Green's services or the services of other executive officers could have a material adverse effect on the Company.

GOVERNMENT REGULATION; POTENTIAL IMPACT OF HEALTH CARE REFORM

         Demand for the Company's services is largely a function of the regulatory requirements associated with the approval of a new drug application imposed by the FDA. These requirements are more stringent and thus more burdensome than those imposed by many other developed countries. In recent years, efforts have been made to streamline the drug approval process and coordinate U.S. standards with those of other developed countries. Changes in the level of regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures could have a material adverse effect on the demand for the Company's services. Several competing proposals to reform the system of health care delivery in the United States have been considered by Congress from time to time. None of the proposals have been adopted. The process by which the government will pursue additional or modified proposals for national health care reform and the precise nature of any such proposals is unclear at this time. Some of the proposals put forth to date incorporate price controls on drugs and limits on overall medical spending which may adversely affect expenditures by the pharmaceutical and biotechnology industries for research and development, which could have a material adverse effect on the Company's business, results of operations and financial condition. At present, it is impossible to predict the effect of any new legislation or changes in regulatory environment on the Company.

         The failure of the Company to comply with applicable regulations could result in the termination of on-going research or the disqualification of data for submission to regulatory authorities. Further, the issuance of a notice or finding by the FDA to either the Company or its clients based upon a material violation by the Company of either Good Clinical Practices or Good Laboratory Practices could have a material adverse effect on the Company's business, results of operations and financial condition.

COMPETITION

         The clinical research industry is highly fragmented and is comprised of several large, full-service CROs and many small, limited service providers. The major competitors in the industry include the research departments of pharmaceutical companies, CROs and other research sites. Many of the Company's competitors have substantially greater financial and other resources than the Company, and there can be no assurance of the Company's ability to continue to compete effectively with these larger competitors. There can be no assurance that these larger competitors will not develop their own networks of Affiliated Sites, nor as to the effect of such competing networks on the Company's operations. The Company may also face competition from other networks of research sites in the recruitment of potential Affiliated Sites. As the Company continues to expand the range of its clinical research services, it will compete more directly with the core services provided by CROs. Many of these CROs are substantially larger and have more resources than the Company. There can be no assurance that the Company will be able to compete effectively with these larger companies in providing clinical research services.

POTENTIAL LIABILITY FROM OPERATIONS

         Clinical trials involve the testing of approved and experimental drugs on human beings. This testing carries with it a significant risk of liability for personal injury or death to participants resulting from an adverse reaction to, or improper administration of, the potential product. The Company participates with Sponsors in the selection process. The Company also contracts on behalf of its customers with physicians who render, and itself renders, professional services including administering the drugs being tested to participants in these trials. Consequently, the Company may be subject to claims in the event of personal injury or death of persons participating in clinical trials and arising from professional malpractice of physicians with whom it has contracted and its own employees. Although the Company is generally indemnified by its clients for such liability, in order for such indemnification to be valid, the Company and its employees and agents must act within the bounds of specific procedural requirements governing the conduct of the clinical trial. Since the value of the Company's indemnification depends on the financial viability of the indemnifying party, there can be no assurance that the Company will be able to rely on such indemnification in each instance of potential liability. In addition, the acquisitions of GFI and WCE have significantly increased the Company's involvement in the clinical research process. Although the Company's employees have been directly involved from time to time in rendering services to patients in clinical trials, the Company's role in the clinical trial process prior to these acquisitions primarily consisted of contracting with physicians who rendered professional services to trial participants. With the GFI and WCE acquisition, the Company's involvement in the patient treatment process is much more significant than in the past. Accordingly, the Company's risk of liability for malpractice has increased. If the Company was forced to undertake the defense of, or found financially responsible for, claims based upon the foregoing or related risks, there could be a material adverse effect on the Company's business, results of operations and financial condition.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Consolidated Financial Statements
                                                                                                 Page
                                                                                                 ----
         Report of Independent Auditors                                                          F-2

         Consolidated Balance Sheets at December 31, 1995 and 1996                               F-3

         Consolidated Statements of Operations for each of the three years
         in the period ended December 31, 1996                                                   F-4

         Consolidated Statements of Shareholders' Equity for each of the three
         years in the period ended December 31, 1996                                             F-5

         Consolidated Statements of Cash Flows for each of the three years in the
         period ended December 31, 1996                                                          F-6

         Notes to Consolidated Financial Statements                                              F-7

         Quarterly results of operations for the year ended December 31, 1996 are included in Note 13 of the Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding Directors appearing under the caption "Election of Directors" in the Company's definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 20, 1997 (the "1997 Proxy Statement") is incorporated herein by reference. Information required by this Item as to the executive officers of the Company is included as
Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 1997 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to "Executive Compensation" in the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by this Item is incorporated herein by reference to "Security Ownership of Principal Holders and Management" in the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        To the extent applicable, the information required by this Item is incorporated herein by reference to "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the 1997 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

         (a)(1)   Financial Statements

         See Item 8 of Part II of this Annual Report on Form 10-K.

         (a)(2)   Financial Statement Schedules

         All financial statement schedules for the Company and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

         (a)(3)   Exhibits

         See the Index to Exhibits at page E-1 of this Form 10-K.

         (b)      Reports on Form 8-K.

         No reports were filed on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K other than the following:

         Current Report on Form 8-K, dated October 17, 1996, reporting under
Item 5 the Company's execution of an agreement to acquire the assets of Walker Clinical Evaluations.

         Current Report on Form 8-K, dated October 17, 1996, reporting under
Item 2 the Company's acquisition of substantially all of the assets of Walker Clinical Evaluations.

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          COLLABORATIVE CLINICAL RESEARCH, INC.


                                          /s/ Jeffrey A. Green
                                          -------------------------------------
                                          Jeffrey A. Green
                                          President and Chief Executive Officer

Date:  March 28, 1997

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  Signature                                   Title
                  ---------                                   -----

/s/ Jeffrey A. Green                        President and Chief Executive Officer and
-------------------------------------       Director
Jeffrey A. Green                            (Principal Executive Officer)


/s/ Terry C. Black                          Vice President of Finance, Chief Financial
-------------------------------------       Officer and Treasurer
Terry C. Black                              (Principal Financial and Accounting Officer)

/s/ Timothy G. Biro                         Director
---------------------------------------
Timothy G. Biro


/s/ Seth B. Harris                          Director
---------------------------------------
Seth B. Harris


/s/ Alan C. Mendelson                       Director
---------------------------------------
Alan C. Mendelson


/s/ Robert M. Stote                         Director
---------------------------------------
Robert M. Stote


/s James A. Terwoord                         Director
---------------------------------------
James A. Terwoord


/s/ Alan G. Walton                            Director
---------------------------------------
Alan G. Walton

Date:  March 28, 1997

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page
                                                                        ----

COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
Report of Independent Auditors                                           F-2
Consolidated Balance Sheets at December 31, 1995 and 1996                F-3
Consolidated Statements of Operations for each of the three years in
 the period ended December 31, 1996                                      F-4
Consolidated Statements of Shareholders' Equity for each of the three
 years in the period ended December 31, 1996                             F-5
Consolidated Statements of Cash Flows for each of the three years in
 the period ended December 31, 1996                                      F-6
Notes to Consolidated Financial Statements                               F-7


                        REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Shareholders
Collaborative Clinical Research, Inc.

         We have audited the accompanying consolidated balance sheets of Collaborative Clinical Research, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Collaborative Clinical Research, Inc. and subsidiaries at December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                         ERNST & YOUNG LLP


Cleveland, Ohio
February 13, 1997


             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

===================================================================================================================================

                                                                                                              DECEMBER 31,
                                                                                                  ---------------------------------
                                                                                                        1995             1996
                                                                                                        ----             ----
                 ASSETS
Current assets:
      Cash and cash equivalents                                                                   $ 1,156,925         $ 5,509,460
      Short-term investments                                                                        1,854,396          29,173,736
      Accounts receivable (less allowance for doubtful accounts
         of $89,000 and $263,500 as of December 31, 1995
         and 1996, respectively)                                                                    2,936,119           8,420,539
      Prepaid expenses                                                                                715,101             661,292
                                                                                                  -----------         -----------
                 Total current assets                                                               6,662,541          43,765,027

Property, plant and equipment
      Equipment                                                                                       403,258           1,839,614
      Leasehold improvements                                                                           35,586             239,373
                                                                                                  -----------         -----------
                                                                                                      438,844           2,078,987
      Less accumulated depreciation                                                                   140,030             458,206
                                                                                                  -----------         -----------
                                                                                                      298,814           1,620,781

Goodwill, less accumulated amortization of $288,000
   as of December 31, 1996                                                                                  -           8,131,875
Other assets                                                                                           25,818             118,790
Investment in HRI                                                                                      37,937              50,120
                                                                                                  -----------         -----------
                                                                                                       63,755           8,300,785

                                                                                                  -----------         -----------
                 Total assets                                                                     $ 7,025,110         $53,686,593
                                                                                                  ===========         ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                            $ 2,696,746         $ 1,900,060
      Accrued expenses                                                                                445,859           1,306,285
      Deferred revenue                                                                                559,213             932,460
                                                                                                  -----------         -----------
                 Total current liabilities                                                          3,701,818           4,138,805

Shareholders' equity:
      Serial Preferred Shares, without par value; authorized
         1,000,000 shares; none issued                                                                      -                   -
      Series A, B and C Convertible Preferred Shares: $.001
         par value, authorized 2,860,000 shares; issued and
         outstanding 2,182,353 and 0 shares as of December 31,
         1995 and 1996, respectively                                                                    2,182                   -
      Additional paid-in capital                                                                    4,847,885                   -
      Common Shares, without par value, authorized 15,000,000
         shares; issued and outstanding 402,500 and 6,310,414
         shares as of December 31, 1995 and 1996, respectively                                         84,011          49,511,964
      Retained earnings (accumulated deficit)                                                      (1,610,786)             35,824
                                                                                                  -----------         -----------
                 Total shareholders' equity                                                         3,323,292          49,547,788

                                                                                                  -----------         -----------
                 Total liabilities and shareholders' equity                                       $ 7,025,110         $53,686,593
                                                                                                  ===========         ===========

                            See accompanying notes.


             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

============================================================================================
                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                --------------------------------------------
                                                     1994          1995            1996
                                                     ----          ----            ----

Revenue                                         $  4,046,884    $ 10,452,920    $ 25,715,004
Direct costs                                       2,907,895       8,490,465      17,976,472
                                                ------------    ------------    ------------

Gross profit                                       1,138,989       1,962,455       7,738,532

Selling, general and administrative expenses       1,386,519       2,770,590       6,140,400
Depreciation and amortization                         58,631          61,500         606,061
                                                ------------    ------------    ------------

Income (loss) from operations                       (306,161)       (869,635)        992,071

Other income (expense):
   Interest income                                    92,063         222,054       1,146,111
   Interest expense                                        -               -         (93,330)
   Loss from joint venture                                 -        (105,144)        (15,042)
                                                ------------    ------------    ------------

Income (loss) before income taxes                   (214,098)       (752,725)      2,029,810

Income tax expense                                         -               -         383,200
                                                ------------    ------------    ------------

Net income (loss)                                  $(214,098)      $(752,725)     $1,646,610
                                                ============    ============    ============

Net income (loss) per share                           $(0.10)         $(0.24)          $0.33
                                                ============    ============    ============

Weighted average common shares outstanding         2,182,277       3,102,272       5,052,027
                                                ============    ============    ============

                             See accompanying notes

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


===================================================================================================================================

                                                                                        PREFERRED SHARES
                                                      -----------------------------------------------------------------------------
                                                               SERIES A                     SERIES B                 SERIES C
                                                      ------------------------     ------------------------- ----------------------
                                                         NUMBER                      NUMBER                     NUMBER
                                                       OF SHARES    PAR VALUE       OF SHARES     PAR VALUE   OF SHARES  PAR VALUE
                                                      -----------  -----------     -----------  ------------  ---------- ----------

BALANCE AT JANUARY 1, 1994                             500,000    $      500        66,667    $       67             -   $        -
 Issuance of Series C Preferred Shares                                                                       1,412,367        1,412
 Series A and Series C Preferred Share  dividends       30,604            31                                    53,291           53
 Stock compensation
 Net loss
                                                    ----------    ----------    ----------    ----------    ----------   ----------
BALANCE AT DECEMBER 31, 1994                           530,604           531        66,667            67     1,465,658        1,465
 Exercise of Common Share Options
 Series A and Series C Preferred Share dividends         9,396             9                                   110,028          110
 Stock compensation
 Net loss
                                                    ----------    ----------    ----------    ----------    ----------   ----------
BALANCE AT DECEMBER 31, 1995                           540,000           540        66,667            67     1,575,686        1,575

 Exercise of Common Share Options
 Exercise of Common Share Warrants
 Issuance of Common Shares in business acquisition
 Series C Preferred Share dividends                                                                             18,780           19
 Initial Public Offering of Common Shares, net
 Conversion of Series A, B and C Preferred Shares     (540,000)         (540)      (66,667)          (67)   (1,594,466)      (1,594)
 Stock compensation
 Net income

                                                    ---------     ----------    ---------     ----------    ----------   ----------
BALANCE AT DECEMBER 31, 1996                                -     $        -            -    $        -             -   $        -
                                                    ==========    ==========    ==========    ==========    ==========   ==========








                                                         ----------            COMMON SHARES           RETAINED
                                                         ADDITIONAL       -----------------------      EARNINGS
                                                          PAID-IN            NUMBER      STATED      (ACCUMULATED
                                                          CAPITAL          OF SHARES     AMOUNT        DEFICIT)       TOTAL
                                                        -----------       -----------  -----------  --------------  ----------

BALANCE AT JANUARY 1, 1994                               $   667,798        400,000    $     5,281   ($  643,963)    $   29,683
   Issuance of Series C Preferred Shares                   4,180,290                                                  4,181,702
   Series A and Series C Preferred Share dividends               (84)                                                         -
   Stock compensation                                                                        6,625                        6,625
   Net loss                                                                                             (214,098)      (214,098)
                                                         -----------    -----------    -----------   -----------    -----------

BALANCE AT DECEMBER 31, 1994                               4,848,004        400,000         11,906      (858,061)     4,003,912
   Exercise of Common Share Options                                           2,500            375                          375
   Series A and Series C Preferred Share dividends              (119)                                                         -
   Stock compensation                                                                       71,730                       71,730
   Net loss                                                                                             (752,725)      (752,725)
                                                         -----------    -----------    -----------   -----------    -----------

BALANCE AT DECEMBER 31, 1995                               4,847,885        402,500         84,011    (1,610,786)     3,323,292

   Exercise of Common Share Options                                          22,633          8,352                        8,352
   Exercise of Common Share Warrants                                        136,000        884,000                      884,000
   Issuance of Common Shares in business acquisition                        148,148      2,000,000                    2,000,000
   Series C Preferred Share dividends                            (19)                                                         -
   Initial Public Offering of Common Shares, net                          3,400,000     41,656,465                   41,656,465
   Conversion of Series A, B and C Preferred Shares       (4,847,866)     2,201,133      4,850,067                            -
   Stock compensation                                                                       29,069                       29,069
   Net income                                                                                          1,646,610      1,646,610

                                                         -----------    -----------    -----------   -----------    -----------
BALANCE AT DECEMBER 31, 1996                             $        -       6,310,414    $49,511,964   $    35,824    $49,547,788
                                                         ===========    ===========    ===========   ===========    ===========



                             See accompanying notes.


             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

============================================================================================================

                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------


                                                                          1994            1995            1996
                                                                          ----            ----            ----
OPERATING ACTIVITIES
   Net income (loss)                                                ($   214,098)   ($   752,725)   $  1,646,610
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Equity loss in HRI                                                     -         105,144          15,042
        Depreciation and amortization                                     58,631          61,500         606,061
        Provision for doubtful accounts                                   25,000          24,000          93,643
        Accretion of discount on investments                             (60,584)       (143,526)       (919,723)
        Stock compensation expense                                         6,625          71,730          29,069
        Changes in operating assets and liabilities:
            Accounts receivable                                         (934,059)     (1,758,815)     (2,628,285)
            Prepaid expenses                                             (45,832)       (623,770)         78,629
            Other assets                                                  (5,815)        (19,653)        (91,972)
            Accounts payable and accrued expenses                        502,628       2,245,428      (1,056,152)
            Deferred revenue                                             489,069         (62,403)       (199,964)
                                                                    ------------    ------------    ------------
   Net cash used in operating activities                                (178,435)       (853,090)     (2,427,042)

INVESTING ACTIVITIES
   Purchases of property and equipment                                   (65,036)       (241,722)       (932,953)
   Purchases of businesses (net of cash acquired)                              -               -      (7,278,038)
   Maturities of short-term investments                                        -       3,075,700      25,749,178
   Purchases of short-term investments                                (2,927,914)     (1,798,072)    (52,148,794)
   Investment in HRI                                                           -        (143,081)        (27,225)
                                                                    ------------    ------------    ------------
   Net cash provided by (used in) investing activities                (2,992,950)        892,825     (34,637,832)

FINANCING ACTIVITIES
   Borrowings on line of credit                                          100,000               -       1,271,111
   Payments on line of credit                                           (200,710)              -      (2,402,520)
   Proceeds from issuance of shares                                    4,181,702             375      42,548,818
                                                                    ------------    ------------    ------------
   Net cash provided by  financing activities                          4,080,992             375      41,417,409

Increase in cash and cash equivalents                                    909,607          40,110       4,352,535

Cash and cash equivalents at beginning of year                           207,208       1,116,815       1,156,925
                                                                    ------------    ------------    ------------

Cash and cash equivalents at end of year                            $  1,116,815    $  1,156,925    $  5,509,460
                                                                    ============    ============    ============

Cash paid during the year for interest                              $          -    $          -    $     93,330
                                                                    ============    ============    ============

                             See accompanying notes

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
===============================================================================


1.  ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Collaborative Clinical Research, Inc. (the "Company") manages a network of affiliated and owned clinical research sites. The Company provides sponsors of clinical research (primarily pharmaceutical and biotechnology companies and, in selected cases, contract research organizations) with an innovative, time-efficient method of site selection and clinical trial management.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, Collaborative Holdings, Inc. and GFI Pharmaceutical Services, Inc. ("GFI"). Walker Clinical Evaluations ("WCE") is a division of Collaborative Holdings Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations of the businesses acquired (GFI and WCE) have been included in the consolidated financial statements of the Company from the date of acquisition (See Note 11).

REVENUE RECOGNITION

Revenue and related direct costs of revenue are recognized as specific contract terms are fulfilled under the percentage-of-completion method (the units-of-delivery method). Fees for individual contract services are fixed upon execution of the contract and provide for payment for all work performed. Pass-through costs that are paid directly by the Company's clients, and for which the Company does not bear the risk of performance, are excluded from revenue. The termination of a contract results in no material adjustments to the revenue or costs previously recognized.

The following sets forth the revenue generated by customers who accounted for more than 10% of the Company's revenue during each of the periods presented (in thousands):

                                 YEARS ENDED DECEMBER 31,
                   ---------------- ----------------- ----------------
    CUSTOMER            1994              1995             1996
    --------            ----              ----             ----
        A               $522               $*               $*
        B                950             7,935             5,754
        C                654               *                 *
        D                ---               *               7,925

*  Less than 10% of revenue.


CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Investments in cash equivalents are carried at cost which approximates market value.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
===============================================================================

PREPAID EXPENSES

Included in prepaid expenses is $670,600 and $108,300 at December 31, 1995 and 1996, respectively, advanced to vendors for services to be provided under current contracts.

SHORT-TERM INVESTMENTS

Short-term investments are comprised of U.S. Treasury securities and obligations of U.S. government agencies, obligations of states and U.S. corporate securities with maturities of one year or less. These securities are stated at amortized cost, which approximates fair value. The Company has the positive intent and ability to hold the securities to maturity.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciable assets consist of medical, office and computer equipment. Depreciation on equipment is computed using the straight-line method over estimated useful lives of 5 to 7 years. Leasehold improvements are amortized using the straight-line method over the lesser of the assets' estimated useful life or the lease term.

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is determined by dividing net income (loss) applicable to Common Shares by the weighted average number of Common Shares and Common Share equivalents outstanding during the year. Common Share equivalents consist of Convertible Preferred Shares (all of which converted, according to their terms, upon completion of the Company's initial public offering in June, 1996-- see Note 7) and Common Shares which are issuable upon exercise of outstanding options and warrants to purchase Common Shares.

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, Common Share options, Preferred Share dividends and Common Share warrants granted by the Company during the twelve months preceding the Company's initial public offering date have been included in the calculation of Common Shares and Common Share equivalents outstanding as if they were outstanding for all periods presented prior to the Company's initial public offering, using the treasury stock method (at the initial public offering price of $13.50 per share).

STOCK BASED COMPENSATION

The Company accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
===============================================================================

GOODWILL

The Company has classified as goodwill the cost in excess of fair value of the net assets acquired in purchase transactions. Goodwill is amortized over a 20-year period using the straight-line method. The carrying value of goodwill is evaluated if circumstances indicate a possible impairment in value. If undiscounted cash flows over the remaining amortization period indicate that goodwill may not be recoverable, the carrying value of goodwill will be reduced by the estimated shortfall of cash flows on a discounted basis.

INCOME TAXES

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This accounting standard requires that the liability method be used in accounting for income taxes. Under this accounting method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that apply in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided for deferred tax assets for which realization currently is not certain.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that might affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ADVERTISING COSTS

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $189,000, $309,000 and $173,000 for 1994, 1995 and 1996, respectively.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                    DECEMBER 31,
                                        ---------------------------------
                                              1995             1996
                                              ----             ----
Billed                                    $ 2,729,189        $ 6,731,028
Unbilled                                      295,930          1,953,011
Allowance for doubtful accounts               (89,000)          (263,500)
                                          -----------        -----------
                                          $ 2,936,119        $ 8,420,539
                                          ===========        ===========

3.  FINANCING ARRANGEMENTS

The Company has a line of credit agreement with a bank which provides for borrowings up to $5.0 million that bears interest at rates not to exceed prime (no amounts are outstanding at December 31, 1995 and 1996). Substantially all of the Company's tangible assets are pledged as collateral on the line of credit.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
===============================================================================

4. SHORT-TERM INVESTMENTS

The following is a summary of held-to-maturity securities:

                                                                       DECEMBER 31,
                                        -----------------------------------------------------------------------
                                                   1995                                   1996
                                        ---------------------------------    ----------------------------------
                                                            AMORTIZED                               AMORTIZED
                                             COST             COST                  COST               COST
                                             ----             ----                  ----               ----
U.S. Treasury securities
  and obligations of
  U.S. government agencies                $ 1,777,829      $ 1,854,396           $17,419,974        $17,640,993
Obligations of states and
  political subdivisions                     -----            -----                2,500,000          2,506,783
U.S. corporate securities                    -----            -----                8,893,180          9,025,960
                                        ---------------------------------    ----------------------------------
                Total                     $ 1,777,829      $ 1,854,396           $28,813,154       $ 29,173,736
                                        =================================    ==================================

5.  INCOME TAXES

Income tax expense consists of the following at December 31, 1996:

                                   Current          Deferred           Total
                                   -------          --------           -----
Federal                         $ 209,200         $ (10,000)       $ 199,200
State and local                   185,700            (1,700)         184,000
                              ------------      --------------   ------------
                               $  394,900        $  (11,700)      $  383,200
                               ==========        ===========      ==========

A reconciliation of income taxes at the United States Federal statutory rate to the effective income tax rate for the year ended December 31, 1996 is as follows:

Income taxes at the United States statutory rate              $  706,800
State and local income taxes                                     162,500
Net operating loss carryforwards                                (476,500)
Other - net                                                       (9,600)
                                                              ---------
                                                              $  383,200
                                                              ==========

The significant components of the Company's deferred tax assets (liabilities) are as follows:


                                                        DECEMBER 31,
                                          -------------------------------------
                                             1994         1995           1996
                                             ----         ----           ----
Deferred tax assets (liabilities):
 Net operating loss carryforwards         $ 238,000     $ 568,000     $      --
 Allowances and accruals                     32,000        79,000       106,000
 Depreciation and amortization               (2,000)       (9,000)      (53,000)

                                          ---------     ---------     ---------
                                            268,000       638,000        53,000
 Valuation allowance                       (268,000)     (638,000)      (53,000)
                                          ---------     ---------     ---------
 Net deferred tax assets recorded         $       0     $       0     $       0
                                          =========     =========     =========


            COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
===============================================================================


6.  OPERATING LEASES

The Company leases certain office equipment and space. Rent expense relating to these operating leases was approximately $46,000, $123,000 and $580,000 in 1994, 1995 and 1996, respectively. Future minimum lease payments for the Company under noncancelable operating leases as of December 31, 1996 are as follows:

YEARS ENDING DECEMBER 31,                      AMOUNT
-------------------------                    --------
 1997                                      $  847,000
 1998                                         866,300
 1999                                         842,400
 2000                                         715,600
 2001                                         263,300
                                           ----------
                                           $3,534,600
                                           ==========

7.  SHAREHOLDERS' EQUITY

On June 5, 1996, a total of 136,000 Common Share warrants were exercised. On June 11, 1996, the Company issued 3,000,000 Common Shares at $13.50 per share in connection with an initial public offering. A portion of the proceeds from the stock issuance were used to repay $3,250,000 of outstanding indebtedness. Upon the closing of the initial public offering, the Company issued 148,148 Common Shares to the former shareholders of GFI and all of the Company's outstanding series A, B and C Convertible Preferred Shares were automatically converted into a total of 2,201,133 Common Shares. On July 11, 1996, an additional 400,000 Common Shares were sold at $13.50 per share to cover underwriting over-allotments from the initial public offering.

Convertible Preferred Shares

The Series A, B and C Convertible Preferred Shares ("Preferred Shares") are convertible to Common Shares on a one-for-one basis, have voting rights and have liquidation preferences over Common Shares. Effective upon the closing of the Company's initial public offering, all outstanding Preferred Shares automatically converted into Common Shares.


The Series A Preferred Shares had a cumulative dividend rate of $0.10. Dividends accrued between the second and third anniversary of the original issue date were paid in the form of Series A Preferred Shares. From and after the third anniversary of the original issue date, dividends were paid in the form of Series C Preferred Shares. Dividends on Series B Preferred Shares were discretionary and accrued only to the extent dividends were declared on Common Shares. The Series C Preferred Shares had a dividend rate of $0.24 and were cumulative. Dividends on the Series C Preferred Shares were paid in Series C Preferred Shares.

Serial Preferred Shares

At December 31, 1996 the company had 1,000,000 Serial Preferred Shares, without par value, authorized, with none outstanding.

            COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
===============================================================================


8.  SHARE OPTION PLANS

The Company has four share option plans. At December 31, 1996, the Company had reserved 700,000 Common Shares for the exercise of Common Share options. The weighted average contractual life of all options outstanding was 6.8 years as of December 31, 1996.

The Amended and Restated 1994 Directors' Share Option Plan ("Director Plan") was established by the Company in July 1994. The Director Plan provides for the granting of a maximum of 11,000 options to purchase Common Shares to directors of the Company for their participation in Board of Directors' meetings. The option price per share is equal to the fair market value of a Common Share on the date of grant. Options fully vest after six months and one day from the date of grant, and all options granted under the Director Plan expire ten years after the grant date.

The Amended and Restated 1992 Share Incentive Plan ("1992 Plan") was approved by the Company's shareholders on September 23, 1992. The 1992 Plan provides for the granting of a maximum of 481,333 options to purchase Common Shares to key employees and consultants of the Company and its affiliates. Prior to May 1995, options to purchase 316,499 Common Shares were granted at exercise prices of less than fair market value of a Common Share on the date of grant. The Company has recognized compensation expense related to these Common Share options of $6,625 in 1994, $71,730 in 1995 and $29,069 in 1996. Options awarded under the plan vest in equal increments over a three to five year period commencing on the first anniversary date of the grant. If all options vest, additional compensation expense of $33,000 will be recognized through 1998.


Subsequent to April 1995, all options to purchase Common Shares awarded under the 1992 Plan were granted at exercise prices that represented the fair market value of a Common Share on the date of grant. All options granted under the 1992 Plan expire ten years after the grant date.


The Amended and Restated 1996 Outside Directors' Stock Option Plan ("1996 Director Plan") was established by the Company in February 1996. The 1996 Director Plan provides for the granting of a maximum of 25,000 options to purchase Common Shares to outside directors of the Company. The option price per share is equal to the fair market value of a Common Share on the date of grant. Options fully vest after one year and one day from the date of grant, and all options granted under the 1996 Director Plan expire ten years after the grant date.

The Amended and Restated 1996 Key Employees and Consultants Stock Option Plan ("1996 Plan") was established by the Company in February 1996. The 1996 Plan provides for the granting of a maximum of 182,667 options to purchase Common Shares to key employees and consultants of the Company and its affiliates. Vesting of options awarded under the plan is determined by the Company's Compensation Committee, as appointed by the Board of Directors, and all options granted under the 1996 Plan expire ten years after the grant date.

            COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
==========================================================================


Information regarding the Company's share option plans is summarized below:

                                                                           1996
                                           1992      DIRECTOR    1996      DIRECTOR
                                           PLAN        PLAN      PLAN      PLAN
                                           ----        ----      ----      ----

Outstanding at January 1, 1994           132,500          --       --         --
     Granted                             176,999       2,666       --         --
     Exercised                                --          --       --         --
     Canceled                             (7,500)         --       --         --
                                        --------    --------   ------   --------
Outstanding at December 31, 1994         301,999       2,666       --         --
     Granted                             190,000       6,000       --         --
     Exercised                            (2,500)         --       --         --
     Canceled                            (10,666)         --       --         --
                                        --------    --------   ------   --------
Outstanding at December 31, 1995         478,833       8,666       --         --
     Granted                                  --       1,334   93,800      9,000
     Exercised                           (22,633)         --       --         --
     Canceled                            (46,000)         --       --         --
                                        --------    --------   ------   --------
Outstanding at December 31, 1996         410,200      10,000   93,800      9,000
                                        ========    ========   ======   ========

Options available to grant at:
     December 31, 1996                        --       1,000   88,867     16,000
                                        ========    ========   ======   ========

Average option price per share:
     At December 31, 1994               $   0.19    $   0.80     $---       $---
     At December 31, 1995                   1.85        3.45       --         --
     At December 31, 1996                   1.75        4.27    11.36       9.60

Options exercisable:
     At December 31, 1994                 41,250          --       --         --
     At December 31, 1995                118,183       5,666       --         --
     At December 31, 1996                200,450      10,000       --         --

Average price of options exercised:
     At December 31, 1994                   $---        $---     $---       $---
     At December 31, 1995                   0.15          --       --         --
     At December 31, 1996                   0.37          --       --         --

Average price of options canceled:
     At December 31, 1994                   0.15        $---     $---       $---
     At December 31, 1995                   0.18          --       --         --
     At December 31, 1996                   3.39          --       --         --

9.  STOCK BASED COMPENSATION

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. As discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for

            COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
===============================================================================

use in valuing employee stock options. Under APB 25 compensation expense has been recognized for all options granted at less than the fair market value of the Company's Common Shares on the date of grant (see footnote 8).

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 5.0%, dividend yield of 0.0% and a volatility factor of the expected market price of the Company's Common Shares of 0.53; and a weighted-average expected life of the option of seven years. Using the Black-Scholes model, the weighted-average fair value of options granted during 1995 and 1996 was $2.73 and $6.66, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated value of the options is amortized to expense over the options' vesting period. The pro forma results are not necessarily indicative of what would have occurred had the Company adopted Statement 123. The Company's pro forma information follows:


                                                  YEAR ENDED DECEMBER 31,
                                          ---------------- -----------------
                                               1995              1996
                                               ----              ----
Pro forma net income (loss)                $  (795,548)     $  1,410,028
Pro forma income (loss) per share:         $     (0.26)     $       0.28

Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.


10.  RETIREMENT SAVINGS PLAN

The Company sponsors The Collaborative Clinical Research, Inc. Retirement Savings Plan (the "Plan") as defined by section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all employees who elect to participate. Participants may contribute up to 20% of their annual compensation into a variety of mutual fund options. Matching and profit sharing contributions by the Company are discretionary. The Company has never made any contributions to the Plan.

11.  ACQUISITIONS

During the year ended December 31, 1996, the Company completed two acquisitions. Effective January 31, 1996, the Company acquired GFI, located in Evansville, Indiana. The purchase price was $6.0 million and consisted of $2.0 million each of cash, Common Shares (148,148) and notes payable. The notes payable were paid in full in June 1996. Effective October 25, 1996, WCE, in Indianapolis, Indiana was acquired by the Company for $3.0 million in cash. The excess purchase price over the fair value of the net assets acquired was recorded as goodwill in both acquisitions.

            COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
===============================================================================


Both acquisitions have been accounted for under the purchase method of accounting, and the consolidated results of operations include the results of each business from the date of acquisition. Unaudited pro forma data for the year ended December 31, 1995 and 1996 as though the Company had completed its initial public offering and used the net proceeds to repay approximately $3.25 million in indebtedness and purchase GFI and WCE at the beginning of 1995 are set forth below. The pro forma operating results are not necessarily indicative of what would have occurred had the transactions taken place on January 1, 1995.


                                                YEAR ENDED DECEMBER 31,
                                          ---------------------------------
                                               1995              1996
                                               ----              ----
Pro forma revenue                           $ 19,907,997     $ 28,769,847
Pro forma net income (loss)                 $ (1,380,034)    $  1,469,184
Pro forma income (loss) per share           $      (0.38)    $       0.22


12.  INVESTMENT IN HRI


In June 1995, the Company entered into an equally-owned joint venture, Health Research Innovations L.L.C. ("HRI"), with Pharmaceutical Marketing Services, Inc. ("PMSI") to collect health care information. Through HRI, the Company and PMSI will market their health care data collection and analysis capabilities to the health care industry. The Company accounts for its investment in HRI using the equity method.

13.  QUARTERLY DATA (UNAUDITED)

During the fourth quarter of 1996, the Company adjusted its income tax provision to 19% for the year ended December 31, 1996 versus 25% for the nine months ended September 30, 1996, resulting in a fourth quarter, 1996 benefit of $84,000. The reduction in the Company's effective tax rate was primarily due to the state of Ohio taxing the Company on the net worth as opposed to the net income basis.

Selected quarterly data is as follows (in thousands):

                                            YEAR ENDED DECEMBER 31, 1995
                                    -----------------------------------------
                                     FIRST     SECOND      THIRD      FOURTH
                                    QUARTER    QUARTER    QUARTER    QUARTER
                                    -------    -------    -------    -------
Revenue                             $ 1,920    $ 2,116    $ 2,751    $ 3,666
Gross profit                            469        358        459        676
Income (loss) from operations          (184)      (338)      (367)        19
Net income (loss)                      (126)      (287)      (375)        35
Net income (loss) per share           (0.04)     (0.09)     (0.12)      0.01


                                            YEAR ENDED DECEMBER 31, 1996
                                    ------------------------------------------
                                     FIRST     SECOND      THIRD       FOURTH
                                    QUARTER    QUARTER    QUARTER     QUARTER
                                    -------    -------    -------     -------
Revenue                               $5,303      $6,842      $7,176    $6,394
Gross profit                           1,290       2,012       2,294     2,143
Income from operations                    98         347         411       136
Net income                                56         288         709       594
Net income per share                    0.02        0.08        0.11      0.09

                                  EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION                                                           PAGE
-----------                -----------                                                           ----
2.1      Stock Purchase Agreement among GFI, Ohio Valley IRB, Inc., Debra S. Adamson, the Revocable Trust of Debra S. Adamson, UAT dated August 26, 1992, Mary L.
         Westrick and the Company, dated February 5, 1996                                        (A)

2.2      Asset Purchase Agreement, dated October 16, 1996, between Collaborative
         Holdings, Inc. and Walker Information, Inc.                                             (B)

3.1      Fifth Amended and Restated Articles of Incorporation                                    (C)

3.2      Third Amended and Restated Code of Regulations                                          (C)

4.1      Specimen Certificate of the Company's Common Shares, without par value                  (A)

4.2      Demand Promissory Note, dated as of June 30, 1996, payable to the order of Key Bank

4.3      Second Amended and Restated Registration Agreement, dated July 15,1994,
         as amended on June 1, 1995 and February 5, 1996                                         (A)

10.1     Amended and Restated 1994 Directors' Share Option Plan                                  (D)

10.2     Amended and Restated 1996 Outside Directors' Stock Option Plan                          (D)

10.3     Amended and Restated 1992 Share Incentive Plan                                          (D)

10.4     Amended and Restated 1996 Key Employees' and Consultants
         Stock Option Plan                                                                       (D)

10.5     Form of Affiliation Agreement by and among the Company and physicians                   (A)

10.6     Form of Affiliation Agreement by and among the Company and research institutions        (A)

10.7     Form of Indemnification Agreement                                                       (A)

10.8     Limited Liability Company Agreement, dated as of June 1, 1995, by and among the
         Company and PMSI                                                                        (A)

10.9     Employment Agreement between the Company and Debra S. Adamson, dated
         February 1, 1996                                                                        (A)

10.10    Employment Agreement between the Company and Mary L. Westrick,
         dated February 1, 1996                                                                  (A)

10.11    Employment Agreement between the Company and Richard J. Kasmer, dated
         June 14, 1994                                                                           (A)

10.12    Employment Agreement between the Company and Jeffrey A. Green, dated
         July 1, 1994                                                                            (A)

EXHIBIT NO.                DESCRIPTION                                                           PAGE
-----------                -----------                                                           ----
10.13    Employment Agreement between the Company and William H. Stigelman, Jr.,
         dated July 15, 1994                                                                     (A)

10.14    Employment Agreement between the Company and Terry C. Black,
         dated July 20, 1994                                                                     (A)

10.15    Employment Agreement between the Company and Nathan F. Messinger,
         dated December 10, 1993                                                                 (A)

10.16    GFI Pharmaceutical Services, Inc. Associates' Profit Sharing and 401(k) Plan            (A)

10.17    Lease Agreement between St. Mary's Medical Center of Evansville, Inc. and GFI
         Pharmaceutical Services, Inc., dated January 5, 1996                                    (A)

10.18    Supplemental Lease Agreement between St. Mary's Medical Center of Evansville, Inc.
         and GFI Pharmaceutical Services, Inc., dated June 28, 1996                              (C)

10.19    License Agreement, dated October 16, 1996, between Collaborative Holdings, Inc. and
         Walker Information, Inc.                                                                (B)

11.1     Statement re Computation of Net Income (Loss) Per Common Share.

21.1     Subsidiaries of the Company

23.1     Consent of Ernst & Young LLP

27.1     Financial Data Schedule

(A) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-1 (Registration statement No. 333-2140).

(B) Incorporated herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K, dated October 25, 1996 (Commission File No. 000-20699).

(C) Incorporated herein by reference to the appropriate exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1996 (Commission file No. 000-20699).

(D) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 (Registration statement No. 333-16061).