Form 10-Q
period 1997-03-31
COLLABORATIVE CLINICAL RESEARCH INC
filed 1997-05-13
CIK 886530

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1997
                                                 --------------
                        Commission file number 000-20699
                                               ---------

                      COLLABORATIVE CLINICAL RESEARCH, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Ohio                                     34-1685364
------------------------------------------        ------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

         20600 Chagrin Boulevard
             Cleveland, Ohio                                  44122
------------------------------------------        ------------------------------
(Address of principal executive offices)                   (Zip Code)


                                 (216) 491-9930
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       X   Yes       No
                                      ------     ------

The number of Common Shares, without par value, outstanding as of April 30, 1997 was 6,366,664.

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       (Unaudited)       (Note A)
                                                                        March 31,      December 31,
                                                                           1997            1996
                                                                       ------------    ------------
                                   ASSETS

Current assets:
        Cash and cash equivalents                                      $  7,343,379    $  5,509,460
        Short-term investments                                           29,153,572      29,173,736
        Accounts receivable, less allowances                              5,778,299       8,420,539
        Prepaid expenses                                                    619,139         661,292
                                                                       ------------    ------------
            Total current assets                                         42,894,389      43,765,027

Property and equipment, at cost
        net of accumulated depreciation and amortization                  1,637,242       1,620,781
Goodwill, less accumulated amortization                                   8,045,133       8,131,875
Other assets                                                                139,673         168,910
                                                                       ------------    ------------
            Total assets                                               $ 52,716,437    $ 53,686,593
                                                                       ============    ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                               $  1,308,092    $  1,900,060
        Accrued expenses                                                  1,514,876       1,306,285
        Deferred revenue                                                    724,667         932,460
                                                                       ------------    ------------
            Total current liabilities                                     3,547,635       4,138,805

Shareholders' equity:
        Serial preferred shares, without par value, 1,000,000 shares
           authorized, none issued                                               --              --
        Common shares, without par value, authorized 15,000,000
           shares; issued and outstanding 6,310,414 shares as of
           December 31, 1996 and 6,360,414 as of March 31,1997           49,551,364      49,511,964
        Retained earnings (accumulated deficit)                            (382,562)         35,824
                                                                       ------------    ------------
            Total shareholders' equity                                   49,168,802      49,547,788

                                                                       ------------    ------------
            Total liabilities and shareholders' equity                 $ 52,716,437    $ 53,686,593
                                                                       ============    ============


Note A: The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


            See notes to condensed consolidated financial statements.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   Three Months Ended
                                                        March 31,
                                               --------------------------
                                                   1997           1996
                                               -----------    -----------
Revenue                                        $ 4,578,284    $ 5,302,216

Direct costs                                     3,170,807      4,012,607
                                               -----------    -----------

Gross profit                                     1,407,477      1,289,609

Selling, general and administrative expenses     2,013,202      1,092,613
Depreciation and amortization                      226,193         99,438
                                               -----------    -----------

Income (loss) from operations                     (831,918)        97,558

Other income (expense):
   Interest income                                 467,769         17,893
   Interest expense                                     --        (36,267)
   Loss from joint venture                         (54,237)        (4,519)
                                               -----------    -----------

Income (loss) before income taxes                 (418,386)        74,665

Income tax expense                                      --         18,700
                                               -----------    -----------

Net income (loss)                              $  (418,386)   $    55,965
                                               ===========    ===========

Net income (loss) per share                    $     (0.06)   $      0.02
                                               ===========    ===========

Weighted average common shares outstanding       6,651,731      3,096,273
                                               ===========    ===========



           See notes to condensed consolidated financial statements.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              Three Months Ended March 31,
                                                              ---------------------------
                                                                  1997           1996
                                                              ------------    -----------
OPERATING ACTIVITIES
     Net income (loss)                                        $   (418,386)   $    55,965
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
          Depreciation and amortization                            226,193         99,438
          Other                                                    (74,487)        24,890
          Changes in operating assets and liabilities:
               Accounts receivable                               2,609,582       (827,866)
               Accounts payable and accrued expenses              (377,852)       392,514
               Other                                              (165,640)        24,595
                                                              ------------    -----------
     Net cash provided by (used in) operating activities         1,799,410       (230,464)

INVESTING ACTIVITIES
     Purchases of property and equipment                          (132,282)      (251,740)
     Purchase of businesses (net of cash acquired)                 (23,623)    (1,997,044)
     Maturities of short term investments                       16,315,377      1,858,178
     Purchases of short term investments                       (16,133,738)            --
     Investment in HRI                                             (25,000)            --
                                                              ------------    -----------
     Net cash provided by (used in) investing activities               734       (390,606)

FINANCING ACTIVITIES
     Borrowings on line of credit                                       --      1,021,111
     Payments on line of credit                                         --     (1,152,520)
     Net proceeds from issuance of common shares                    33,775          1,915
                                                              ------------    -----------
     Net cash provided by (used in) financing activities            33,775       (129,494)
                                                              ------------    -----------

Increase (decrease) in cash and cash equivalents                 1,833,919       (750,564)
Cash and cash equivalents at beginning of period                 5,509,460      1,156,925
                                                              ------------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  7,343,379    $   406,361
                                                              ============    ===========



           See notes to condensed consolidated financial statements.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996 (File No. 000-20699).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that might affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  NET INCOME (LOSS) PER SHARE

Net income (loss) per share is determined by dividing net income (loss) applicable to common shares by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents consist of convertible preferred shares (all of which converted, according to their terms, upon completion of the Company's initial public offering in June,
1996) and common shares which are issuable upon exercise of outstanding options and warrants to purchase common shares. The dilutive effect of all options and warrants outstanding was calculated using the treasury stock method. See Exhibit 11 for further information on the computation of earnings per common share. The Company's stock is quoted on the Nasdaq National Market under the symbol "CCLR".


In February 1997, the Financial Accounting Standards Board issued Statement
No. 128, "Earnings Per Share" ("SFAS No. 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The effect of the adoption of SFAS No. 128 will not materially change earnings per share as reported for the quarter ended March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information set forth and discussed below for the three months ended March 31, 1997 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

GENERAL

         The Company provides a full range of clinical research services to sponsors of clinical research (primarily pharmaceutical and biotechnology and, in selected cases, contract research organizations ("CROs") collectively, "Sponsors") through its network of over 500 multi-therapeutic clinical research sites ("Affiliated Sites"). Revenue is derived principally from the identification, placement, monitoring and management of clinical trial programs and health-economic data evaluations within the Company's network of Affiliated Sites and owned research facilities.

         The Company's clinical research service contracts generally have terms ranging from several months to several years. A portion of the contract fee is generally payable upon execution of the contract, with the balance payable in installments over the life of the contract. Revenue and related direct costs of revenue are recognized as specific contract terms are fulfilled under the percentage-of-completion method (the units-of-delivery method). The Company's contracts are broken down into discrete units of deliverable services for which a fixed fee for each unit is established. Pass-through costs that are paid directly by the Company's Sponsors, and for which the Company does not bear the risk of economic loss, are excluded from revenue. These costs can include investigator meeting fees, Institutional Review Board (IRB) fees and travel costs. The termination of a contract results in no material adjustments to revenue or direct costs previously recognized, and the Company is entitled to payment for all work performed through the date of notice of termination and all costs associated with termination of a study.

         The Company's backlog at March 31, 1997 was $26.5 million, as compared to backlog of $22.5 million at December 31, 1996. The backlog at March 31, 1997, while stronger than that reported at December 31, 1996, is lower than the Company originally anticipated. While backlog as of any particular date is not necessarily a meaningful predictor of future results, the Company's results of operations for the second quarter of 1997 will be below original expectations, due to the lower than anticipated backlog level at March 31, 1997. The
Company's financial performance for the remainder of 1997 will depend in large part upon its success in attracting new business and in converting new backlog into revenue. The Company is continuing its efforts to attract new business, however there can be no assurance as to the results of the Company's efforts to attract new business, nor as to the timing of revenues associated with new or existing backlog.

RESULTS OF OPERATIONS

         Three months ended March 31, 1997 compared with three months ended March 31, 1996

         Revenue for the three months ended March 31, 1997 decreased 13.2% to $4.6 million as compared to $5.3 million in the three month period ended March 31, 1996. The decrease was primarily the result of a 55% decrease in revenue from clinical trials conducted within the Company's network of Affiliated Sites. The low level of revenue generated by the Affiliated Sites is the result of the Company's low level of backlog, limiting the number of projects performed at the Affiliated Sites. Acquired operations contributed $2.6 million of revenue for the three months ended March 31, 1997.

         Direct costs include compensation and related fringe benefits for non-administrative employees (including employees at company-owned research facilities) and other expenses directly related to contracts, which can be subcontracted to the Affiliated Sites and other vendors. These costs decreased by $800,000, or 20.0%, from $4.0 million to $3.2 million for the three months ended March 31, 1996 and 1997, respectively. As a percentage of revenue, direct costs decreased from 75.5% during the three months ended March 31, 1996 to 69.6% during the three months ended March 31, 1997. The improvement in gross profit percentage is the result of Collaborative's ability to leverage its fixed direct costs at its company-owned research facilities.

         Selling, general and administrative expenses include all administrative personnel costs, business and Affiliated Site development costs, and all other expenses not directly chargeable to a specific contract. Selling, general and administrative costs for the three month period ended March 31, 1997 increased 81.8% to $2.0 million as compared to $1.1 million during the three months ended March 31, 1996. Of the $900,000 increase, approximately $300,000 reflects expenses related to the terminated negotiations for Collaborative to acquire U-Gene Research BV, $297,000 is the result of expenses incurred at acquired research facilities and the remainder is the result of expenses incurred by the Company in its various strategic initiatives. As a percentage of revenue, selling, general and administrative expenses increased from 20.8% to 43.5% for the three months ended March 31, 1996 and 1997, respectively. Part of the increase in selling, general and administrative expenses as a percentage of revenue is the result of the Company's low level of revenue being unable to absorb its fixed operating costs.

         Depreciation and amortization expense increased from $99,000 in the three month period ended March 31, 1996 to $226,000 during the three months ended March 31, 1997. Of the $127,000 increase, $62,000 resulted from the amortization of goodwill acquired by the Company through its acquisitions, and the remainder was due to the Company's increased capital expenditures.

         Other income increased $437,000 from $23,000 of expense in the three month period ended March 31, 1996 to $414,000 of income in the three month period ended March 31, 1997. This was the result of a $450,000 increase in interest income caused by the investment of funds from the Company's initial public offering in June 1996 and a $36,000 decrease in interest expense. This was offset by a $49,000 increase in the Company's share of Health Research Innovations, L.L.C's. ("HRI") net loss for the three months ended March 31, 1997. The Company's share of HRI's net losses for the three month periods ended March 31, 1997 and 1996 are $54,000 and $5,000 respectively. HRI, formed through the Company's joint venture with Pharmaceutical Marketing Services, Inc. ("PMSI"), contracts with the Company to use its Affiliated Site network for the collection of outcomes assessment, health-economic and disease management data. For financial reporting purposes, the Company records its share of the net income or loss from HRI using the equity method of accounting.

         As a result of the Company's net operating loss for the three months ended March 31, 1997, no tax provision was booked for this period. The Company will carryforward this loss to offset income in future quarters.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the units-of-delivery method of percentage of completion accounting). The Company typically receives a low volume of large-dollar receipts. As a result, the number of days outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable (net of allowance for doubtful accounts) was $5.8 million at March 31, 1997 and $8.4 million at December 31, 1996. Deferred revenue was $725,000 at March 31, 1997 and $932,000 at December 31, 1996.

         Cash and cash equivalents increased $1.8 million during the three months ended March 31, 1997. This was primarily the result of cash provided by operations. Cash provided by operating activities resulted primarily from the decrease in accounts receivable offset by cash used to fund working capital needs.

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

         On June 28, 1996, the Company and Integrated Systems Solutions Corporation ("ISSC"), a unit of IBM Global Services, signed an exclusive ten-year technology alliance agreement to develop and market an electronic data collection and project management system for use in clinical trials. As part of the technology alliance agreement, ISSC will fund the development of the electronic data collection and project management system. The Company expects to make a $1.0 million capital expenditure in the technology alliance during 1997.

         The Company has a line of credit with a commercial bank providing a maximum credit facility of $5.0 million, that bears interest at rates up to prime. Amounts outstanding under the line of credit are collateralized by substantially all of the Company's tangible assets, and are payable on demand. There were no borrowings under the line at March 31, 1997. The line of credit is subject to renewal by the bank at July 31, 1997.

         The Company believes that cash generated from operations, amounts available under its line of credit and maturities of short-term investments will be sufficient to fund its working capital and capital expenditure requirements for the foreseeable future. However, selective acquisitions of research organizations are anticipated to play an important role in the Company's growth strategy. The Company has engaged in preliminary discussions with several potential acquisition candidates. To the extent that the Company is successful in its effort to acquire additional research organizations, it may require additional capital. There can be no assurance as to the Company's ability to obtain additional financing.

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

         Certain statements made in this Form 10-Q, other SEC filings or written materials or orally by the Company or its representatives may constitute forward looking statements. These forward-looking statements are subject to the safe harbor provided by the Securities Litigation Reform Act of 1995. Without limitation, factors that may cause actual results to differ from these forward-looking statements include the Company's success in attracting new business, the size and duration of the clinical trials in which the Company and members of its network of Affiliated Sites participate, the timing of Sponsor decisions to conduct new clinical trials or cancellation or delays of ongoing trials, the Company's ability to complete and successfully integrate strategic acquisitions and other factors many of which are beyond the Company's control. In addition, actual results and performance could differ materially from those expressed or implied in these forward-looking statements as a result of a number of known and unknown risks which are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

PART II.   OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

             (a)      Exhibits
                      See the Exhibit Index at page E - 1 of this Form 10 - Q.

             (b)      Reports on Form 8-K
                      None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                  Collaborative Clinical Research, Inc.
                                                       ------------------------------------------------------------
                                                                               Registrant


Date:     May 13, 1997                                   /s/ Jeffrey A. Green
          -----------------------------------          ------------------------------------------------------------
                                                       Jeffrey A. Green,
                                                       President and Chief Executive Officer and a Director
                                                       (Principal Executive Officer)


Date:     May 13, 1997                                   /s/ Terry C. Black
          -----------------------------------          ------------------------------------------------------------
                                                       Terry C. Black,
                                                       Vice President of Finance, Chief Financial Officer,
                                                       Treasurer and Assistant Secretary
                                                       (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION                                                           PAGE
-----------                -----------                                                           ----
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

2.2      Asset Purchase Agreement, dated October 16, 1996, between Collaborative
         Holdings, Inc. and Walker Information, Inc.                                             (B)

3.1      Fifth Amended and Restated Articles of Incorporation                                    (C)

3.2      Third Amended and Restated Code of Regulations                                          (C)

4.1      Specimen Certificate of the Company's Common Shares, without par value                  (A)

4.2      Demand Promissory Note, dated as of June 30, 1996, payable to the order of Key Bank     (E)

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

10.12    Employment Agreement between the Company and Jeffrey A. Green, dated
         July 1, 1994                                                                            (A)

EXHIBIT NO.                DESCRIPTION                                                           PAGE
-----------                -----------                                                           ----
10.13    Employment Agreement between the Company and William H. Stigelman, Jr.,
         dated July 15, 1994                                                                     (A)

10.14    Employment Agreement between the Company and Terry C. Black,
         dated July 20, 1994                                                                     (A)

10.15    Collaborative Clinical Research, Inc. Retirement Savings Plan                           (F)

10.16    Lease Agreement between St. Mary's Medical Center of Evansville, Inc. and GFI
         Pharmaceutical Services, Inc., dated January 5, 1996                                    (A)

10.17    Supplemental Lease Agreement between St. Mary's Medical Center of Evansville, Inc.
         and GFI Pharmaceutical Services, Inc., dated June 28, 1996                              (C)

10.18    License Agreement, dated October 16, 1996, between Collaborative Holdings, Inc. and
         Walker Information, Inc.                                                                (B)

11       Statement re Computation of Net Income (Loss) Per Common Share

15       Independent Accountants Review Report

27       Financial Data Schedule

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

(E) Incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K for the year ended December 31, 1996 (Commission file No. 000-20699).

(F) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 (Registration statement
         No. 333-26251).