Form 10-Q
period 1997-06-30
COLLABORATIVE CLINICAL RESEARCH INC
filed 1997-08-12
CIK 886530

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997

                        Commission file number 000-20699

                      COLLABORATIVE CLINICAL RESEARCH, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Ohio                                    34-1685364
---------------------------------------          -----------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

       20600 Chagrin Boulevard
            Cleveland, Ohio                                 44122
---------------------------------------          -----------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X  Yes     No
                                   -----   -----

The number of Common Shares, without par value, outstanding as of July 31, 1997 was 6,401,414.

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       (Unaudited)        (Note A)
                                                                         June 30,        December 31,
                                                                           1997             1996
                                                                       ------------    ------------
                    ASSETS

Current assets:
        Cash and cash equivalents                                      $  7,792,170    $  5,509,460
        Short-term investments                                           26,659,882      29,173,736
        Accounts receivable, less allowances                              5,805,192       8,420,539
        Taxes receivable                                                     98,996              --
        Prepaid expenses                                                  1,050,189         661,292
                                                                       ------------    ------------
                Total current assets                                     41,406,429      43,765,027

Property and equipment, at cost
        net of accumulated depreciation and amortization                  2,558,279       1,620,781
Goodwill, less accumulated amortization                                   7,923,982       8,131,875
Other assets                                                                120,361         168,910
                                                                       ------------    ------------
                Total assets                                           $ 52,009,051    $ 53,686,593
                                                                       ============    ============

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                               $  1,048,753    $  1,900,060
        Accrued expenses                                                  1,561,259       1,306,285
        Deferred revenue                                                    578,890         932,460
                                                                       ------------    ------------
                Total current liabilities                                 3,188,902       4,138,805

Shareholders' equity:
        Serial preferred shares, without par value, 1,000,000 shares
           authorized, none issued                                               --              --
        Common shares, without par value, authorized 15,000,000
           shares; issued and outstanding 6,310,414 shares as of
           December 31, 1996 and 6,401,414 shares as of June 30, 1997    49,689,207      49,511,964
        Retained earnings (accumulated deficit)                            (869,058)         35,824
                                                                       ------------    ------------
                Total shareholders' equity                               48,820,149      49,547,788

                                                                       ------------    ------------
                Total liabilities and shareholders' equity             $ 52,009,051    $ 53,686,593
                                                                       ============    ============


Note A:   The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



See notes to condensed consolidated financial statements.

                                        COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)


                                                           Three Months Ended             Six Months Ended
                                                                 June 30,                       June 30,
                                                      ---------------------------  ---------------------------
                                                          1997            1996            1997            1996
                                                      ------------   ------------   ------------   ------------

Revenue                                               $  4,458,869   $  6,842,221   $  9,037,153   $ 12,144,437

Direct costs                                             3,218,481      4,830,545      6,389,288      8,843,152
                                                      ------------   ------------   ------------   ------------

Gross profit                                             1,240,388      2,011,676      2,647,865      3,301,285

Selling, general and administrative expenses             2,112,284      1,520,903      4,125,486      2,613,516
Depreciation and amortization                              242,212        143,755        468,405        243,193
                                                      ------------   ------------   ------------   ------------

Income (loss) from operations                           (1,114,108)       347,018     (1,946,026)       444,576

Other income (expense):
   Interest income                                         522,167         86,624        989,936        104,517
   Interest expense                                           --          (57,349)          --          (93,616)
   Income (loss) from joint venture                          6,449          7,219        (47,788)         2,700
                                                      ------------   ------------   ------------   ------------

Income (loss) before income taxes                         (585,492)       383,512     (1,003,878)       458,177

Income tax expense (benefit)                               (98,996)        95,800        (98,996)       114,500
                                                      ------------   ------------   ------------   ------------

Net income (loss)                                     $   (486,496)  $    287,712   $   (904,882)  $    343,677
                                                      ============   ============   ============   ============

Net income (loss) per share                           $      (0.08)  $       0.08   $      (0.14)  $       0.10
                                                      ============   ============   ============   ============

Weighted average common shares outstanding               6,384,362      3,770,558      6,363,466      3,433,942
                                                      ============   ============   ============   ============



                                      See notes to condensed consolidated financial statements.

                                 COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

                                                                         Six Months Ended June 30,
                                                                     --------------------------------
                                                                         1997                 1996
                                                                     ------------        ------------

OPERATING ACTIVITIES
        Net income (loss)                                            $   (904,882)       $    343,677
        Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
                Depreciation and amortization                             468,405             243,193
                Other                                                    (416,340)            (21,385)
                Changes in operating assets and liabilities:
                        Accounts receivable                             2,393,600          (2,258,821)
                        Accounts payable and accrued expenses            (425,717)            397,328
                        Other                                            (760,990)            259,937
                                                                     ------------        ------------
        Net cash provided by (used in) operating activities               354,076          (1,036,071)

INVESTING ACTIVITIES
        Purchases of property and equipment                            (1,190,137)           (384,840)
        Purchase of businesses (net of cash acquired)                      (7,868)         (4,022,044)
        Maturities of short term investments                           29,488,377           1,858,178
        Purchases of short term investments                           (26,450,951)        (28,715,003)
        Investment in HRI                                                 (79,712)            (27,225)
                                                                     ------------        ------------
        Net cash provided by (used in) investing activities             1,759,709         (31,290,934)

FINANCING ACTIVITIES
        Borrowings on line of credit                                         --             1,271,111
        Payments on line of credit                                           --            (2,402,520)
        Net proceeds from issuance of common shares                       168,925          37,713,838
                                                                     ------------        ------------
        Net cash provided by financing activities                         168,925          36,582,429
                                                                     ------------        ------------

Increase in cash and cash equivalents                                   2,282,710           4,255,424
Cash and cash equivalents at beginning of period                        5,509,460           1,156,925
                                                                     ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  7,792,170        $  5,412,349
                                                                     ============        ============



        See notes to condensed consolidated financial statements.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996 (File No. 000-20699).

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The effect of the adoption of SFAS No. 128 will not materially change net income (loss) per share as reported for the quarter ended June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The Company provides a full range of clinical research services to sponsors of clinical research (primarily pharmaceutical and biotechnology and, in selected cases, contract research organizations ("CROs") collectively, "Sponsors") through its network of over 540 multi-therapeutic clinical research sites ("Affiliated Sites"). Revenue is derived principally from the identification, placement, monitoring and management of clinical trial programs within the Company's network of Affiliated Sites and its five owned research facilities.

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

         The Company's backlog at June 30, 1997 was $24.6 million, as compared to backlog of $22.5 million at December 31, 1996. While backlog as of any particular date is not necessarily a meaningful predictor of future results, the Company expects to report a net loss for the year ended December 31, 1997. The Company is continuing its efforts to attract new business, however, there can be no assurance as to the results of the Company's efforts to attract new business, nor as to the timing of revenues associated with new or existing backlog.

RESULTS OF OPERATIONS

         Three months ended June 30, 1997 compared with three months ended June 30, 1996

         Revenue for the three months ended June 30, 1997 decreased 33.8% to $4.5 million as compared to $6.8 million in the three month period ended June 30, 1996. The decrease was the result of a $3.5 million decline in revenue from clinical trials conducted within the Company's network of Affiliated Sites, offset by a $1.2 million increase in revenue from acquired operations. The Company's WCE subsidiary, acquired in October 1996, contributed $1.6 million of revenue for the three months ended June 30, 1997. The low level of revenue generated by the Affiliated Sites and the GFI subsidiary was the result of the Company's low level of backlog and its lack of success in attracting new business.

         Direct costs include compensation and related fringe benefits for non-administrative employees (including employees at company-owned research facilities) and other expenses directly related to contracts, which can be subcontracted to the Affiliated Sites and other vendors. These costs decreased by $1.6 million, or 33.3%, from $4.8 million to $3.2 million for the three months ended June 30, 1996 and 1997, respectively. As a percentage of revenue, direct costs increased from 70.6% during the three months ended June 30, 1996 to 71.1% during the three months ended June 30, 1997. The reduction in gross profit percentage was the result of the Company's low level of revenue and its inability to leverage its fixed costs at its company-owned research facilities.

         Selling, general and administrative expenses include all administrative personnel costs, business and Affiliated Site development costs, and all other expenses not directly chargeable to a specific contract.

Selling, general and administrative costs for the three month period ended June 30, 1997 increased 40.0% to $2.1 million as compared to $1.5 million during the three months ended June 30, 1996. Of the $600,000 increase, $316,000 was the result of expenses incurred at acquired research facilities and the remainder was the result of expenses incurred by the Company in its various strategic initiatives, including $120,000 associated with DataTRAK(SM). As a percentage of revenue, selling, general and administrative expenses increased from 22.1% to 46.7% for the three months ended June 30, 1996 and 1997, respectively. Part of the increase in selling, general and administrative expenses as a percentage of revenue was the result of the Company's low level of revenue being unable to absorb its fixed operating costs.

         Depreciation and amortization expense increased from $144,000 in the three month period ended June 30, 1996 to $242,000 during the three months ended June 30, 1997. Of the $98,000 increase, $32,000 resulted from the amortization of goodwill acquired by the Company through its WCE acquisition, and the remainder was due to the Company's increased capital expenditures.

         Other income increased $493,000 from $36,000 in the three month period ended June 30, 1996 to $529,000 in the three month period ended June 30, 1997. This was the result of a $436,000 increase in interest income caused by the investment of funds from the Company's initial public offering in June 1996 and a $57,000 decrease in interest expense.

         As a result of the Company's projected net operating loss for the year ended December 31, 1997, a $100,000 income tax benefit has been recorded at June 30, 1997. This benefit represents approximately half of the benefit the Company expects to receive from its net operating loss carryback for federal income tax purposes.

         Six months ended June 30, 1997 compared with six months ended June 30, 1996

         Revenue for the six months ended June 30, 1997 decreased 25.6% to $9.0 million as compared to $12.1 million in the six month period ended June 30, 1996. The decrease was the result of a $5.9 million decrease in revenue from clinical trials conducted within the Company's network of Affiliated Sites. The decrease was offset by the $2.8 million of revenue generated by the Company's WCE subsidiary, which was acquired in October 1996. The low level of revenue generated by the Affiliated Sites was the result of the Company's low level of backlog and its lack of success in attracting new business.

         Direct costs decreased by $2.4 million, or 27.3%, from $8.8 million to $6.4 million for the six months ended June 30, 1996 and 1997, respectively. As a percentage of revenue, direct costs decreased from 72.7% during the six months ended June 30, 1996 to 71.1% during the six months ended June 30, 1997. The increase in gross profit as a percentage of revenue reflects the higher margins associated with WCE's operations, offset in part by the Affiliated Network and other acquired research facilities inability to leverage fixed costs due to their low levels of revenue.

         Selling, general and administrative costs for the six month period ended June 30, 1997 increased 57.7% to $4.1 million as compared to $2.6 million during the six months ended June 30, 1996. Of the $1.5 million increase, approximately $300,000 reflects expenses related to the terminated negotiations for a potential acquisition, $495,000 was the result of expenses incurred at acquired research facilities and the remainder was the result of expenses incurred by the Company in its various strategic initiatives, including $120,000 associated with DataTRAK. As a percentage of revenue, selling, general and administrative expenses increased from 21.5% to 45.6% for the six months ended June 30, 1996 and 1997, respectively. Part of the increase in selling, general and administrative expenses as a percentage of revenue was the result of the Company's low level of revenue being unable to absorb its fixed operating costs and it was also due in part to the increased costs associated with the Company's strategic initiatives.

         Depreciation and amortization expense increased from $243,000 in the six month period ended June 30, 1996 to $468,000 during the six months ended June 30, 1997. Of the $225,000 increase, $22,000 resulted from the acquisition of WCE's assets, $92,000 was the result of amortization of goodwill due to the Company's acquisitions and $111,000 was due to the Company's increased capital expenditures.

         Other income increased $928,000 from $14,000 in the six month period ended June 30, 1996 to $942,000 in the six month period ended June 30, 1997. This was the result of a $885,000 increase in interest income caused by the investment of funds from the Company's initial public offering in June 1996 and a $94,000 decrease in interest expense which was offset by a $51,000 increase in the Company's share of Health Research Innovations, L.L.C's ("HRI") net loss for the six months ended June 30, 1997. The Company's share of HRI's net losses for the six month period ended June 30, 1997 was $48,000. HRI was formed through the Company's joint venture with Pharmaceutical Marketing Services, Inc. ("PMSI"). During the second quarter of 1997, the Company terminated its joint venture with PMSI due to the net losses being incurred by HRI. For financial reporting purposes, the Company had recorded its share of the net income or loss from HRI using the equity method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the units-of-delivery method of percentage-of-completion accounting). The Company typically receives a low volume of large-dollar receipts. As a result, the number of days outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable (net of allowance for doubtful accounts) was $5.8 million at June 30, 1997 and $8.4 million at December 31, 1996. Deferred revenue was $579,000 at June 30, 1997 and $932,000 at December 31, 1996.

         Cash and cash equivalents increased $2.3 million during the six months ended June 30, 1997. This was the result of $400,000 of cash provided by operating activities, $1.7 million of cash provided by investing activities, and $200,000 of cash from financing activities. Operating activities provided cash through the collection of accounts receivable, less the amounts required to fund working capital needs. Cash provided by investing activities resulted primarily from the maturities of short-term investments less the new investments made, and was offset by the purchases of property and equipment. The exercise of stock options was the source of funds from financing activities.

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

         On June 28, 1996, the Company and Integrated Systems Solutions Corporation ("ISSC"), a unit of IBM Global Services, signed an exclusive ten-year technology alliance agreement to develop and market an electronic data collection and project management system for use in clinical trials. As part of the technology alliance agreement, ISSC will fund the development of the electronic data collection and project management system. During June 1997, the Company invested $1.0 million in the technology alliance. Approximately $800,000 of this investment was for the software and licenses required to operate DataTRAK, which will be depreciated over a three year period. The Company anticipates providing additional financial support of an amount at least equal to what was invested during June of 1997.

         The Company has a line of credit with a commercial bank providing a maximum credit facility of $5.0 million, that bears interest at rates up to prime. Amounts outstanding under the line of credit are collateralized by substantially all of the Company's tangible assets, and are payable on demand. There were no borrowings under the line at June 30, 1997. The line of credit has been extended to October 29, 1997, and is currently being reviewed by the bank for a two year renewal.

         The Company believes that cash generated from operations, amounts available under its line of credit and maturities of short-term investments will be sufficient to fund its working capital and capital expenditure requirements, including the additional financial support required for DataTRAK, for the foreseeable future. However, selective acquisitions of research organizations are anticipated to play an important role in the Company's growth strategy. The Company has engaged in preliminary discussions with several potential acquisition candidates. To the extent that the Company is successful in its effort to acquire additional research organizations, it may require additional capital. There can be no assurance as to the Company's ability to obtain additional financing.

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

         Certain statements made in this Form 10-Q, other SEC filings or written materials or orally by the Company or its representatives may constitute forward-looking statements. These forward-looking statements are subject to the safe harbor provided by the Securities Litigation Reform Act of 1995. Without limitation, factors that may cause actual results to differ from these forward-looking statements include the Company's success in attracting new business, the size and duration of the clinical trials in which the Company and members of its network of Affiliated Sites participate, the timing of Sponsor decisions to conduct new clinical trials or cancellation or delays of ongoing trials, the Company's ability to complete and successfully integrate strategic acquisitions and other factors, many of which are beyond the Company's control. In addition, actual results and performance could differ materially from those expressed or implied in these forward-looking statements as a result of a number of known and unknown risks which are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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


                                                  Collaborative Clinical Research, Inc.
                                            --------------------------------------------------------
                                                             Registrant


Date:     August 12, 1997                     /s/ Jeffrey A. Green
          -----------------------------     --------------------------------------------------------
                                            Jeffrey A. Green,
                                            President and Chief Executive Officer and a Director
                                            (Principal Executive Officer)


Date:     August 12, 1997                     /s/ Terry C. Black
          -----------------------------     --------------------------------------------------------
                                            Terry C. Black,
                                            Vice President of Finance, Chief Financial Officer,
                                            Treasurer and Assistant Secretary
                                            (Principal Financial Officer)



                                  EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION                                                           PAGE
-----------                -----------                                                           ----

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

10.19    Employment Agreement between the Company and Philip A. Stark, dated May 2, 1997

11       Statement re Computation of Net Income (Loss) Per Common Share

15       Independent Accountants Review Report

27       Financial Data Schedule

(A)      Incorporated  herein by reference to the appropriate  exhibit to the Company's  Registration
         Statement on Form S-1 (Registration statement No. 333-2140)

(B)      Incorporated  herein by reference to the appropriate exhibit to the Company's Current Report on Form 8-K, dated October 25, 1996 (Commission File No. 000-20699)

(C)      Incorporated  herein by reference to the appropriate  exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1996 (Commission file No. 000-20699)

(D)      Incorporated  herein by reference to the appropriate  exhibit to the Company's  Registration
         Statement on Form S-8 (Registration statement No. 333-16061)

(E)      Incorporated  herein by reference to the appropriate  exhibit to the Company's Form 10-K for the year ended December 31, 1996 (Commission file No. 000-20699)

(F)      Incorporated  herein by reference to the appropriate  exhibit to the Company's  Registration
         Statement on Form S-8 (Registration statement No. 333-26251)
