Form 10-Q
period 1997-09-30
COLLABORATIVE CLINICAL RESEARCH INC
filed 1997-11-12
CIK 886530

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1997
                                               ------------------
                        Commission file number 000-20699
                                               ---------

                      COLLABORATIVE CLINICAL RESEARCH, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Ohio                                    34-1685364
--------------------------------------------     ------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

         20600 Chagrin Boulevard
             Cleveland, Ohio                                 44122
--------------------------------------------     ------------------------------
(Address of principal executive offices)                  (Zip Code)


                                 (216) 491-9930
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
------------------------------------------------------------------------------
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

The number of Common Shares, without par value, outstanding as of October 31, 1997 was 6,407,247.

PART 1. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

            COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 (Unaudited)              (Note A)
                                                                                September 30,           December 31,
                                                                                    1997                    1996
                                                                              ------------------      -----------------

                                   ASSETS

Current assets:
        Cash and cash equivalents                                               $  5,263,779       $  5,509,460
        Short-term investments                                                    27,278,021         29,173,736
        Accounts receivable, less allowances                                       6,463,640          8,420,539
        Notes receivable-officer                                                     165,000              -----
        Taxes receivable                                                             148,493              -----
        Prepaid expenses                                                             976,796            661,292
                                                                                ------------       ------------
            Total current assets                                                  40,295,729         43,765,027

Property and equipment, at cost
        net of accumulated depreciation and amortization                           2,548,462          1,620,781
Goodwill, less accumulated amortization                                            7,822,745          8,131,875
Other assets                                                                          69,720            168,910
                                                                                ============       ============
            Total assets                                                        $ 50,736,656       $ 53,686,593
                                                                                ============       ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                        $    884,630       $  1,900,060
        Accrued expenses                                                           1,902,601          1,306,285
        Deferred revenue                                                             588,152            932,460
                                                                                ------------       ------------
            Total current liabilities                                              3,375,383          4,138,805

Shareholders' equity:
        Serial preferred shares, without par value, 1,000,000 shares
           authorized, none issued                                                     -----              -----
        Common shares, without par value, authorized 15,000,000
           shares; issued and outstanding 6,310,414 shares as of
           December 31, 1996 and 6,402,914 shares as of September 30, 1997        49,692,656         49,511,964
        Retained earnings (accumulated deficit)                                   (2,331,383)            35,824
                                                                                ------------       ------------
            Total shareholders' equity                                            47,361,273         49,547,788

                                                                                ============       ============
            Total liabilities and shareholders' equity                          $ 50,736,656       $ 53,686,593
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

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                        Three Months Ended                           Nine Months Ended
                                                          September 30,                                September 30,
                                               -------------------------------------     -------------------------------------------
                                                    1997                 1996                  1997                 1996
                                               ----------------     ----------------     -----------------     ----------------

Revenue                                            $ 3,647,445          $ 7,176,477          $ 12,684,598         $ 19,320,913

Direct costs                                         2,809,942            4,881,977             9,199,230           13,725,124
                                                  ------------            ---------          ------------          -----------

Gross profit                                           837,503            2,294,500             3,485,368            5,595,789

Selling, general and administrative expenses         2,535,408            1,721,702             6,660,894            4,335,222
Depreciation and amortization                          294,871              161,995               763,276              405,188
                                                  ------------            ---------          ------------          -----------

Income (loss) from operations                       (1,992,776)             410,803            (3,938,802)             855,379

Other income (expense):
   Interest income                                     480,954              539,404             1,470,890              643,921
   Interest expense                                      -----                -----                 -----              (93,616)
   Loss from joint venture                               -----               (4,400)              (47,788)              (1,700)
                                                  ------------            ---------          ------------          -----------

Income (loss) before income taxes                   (1,511,822)             945,807            (2,515,700)           1,403,984

Income tax expense (benefit)                           (49,497)             236,700              (148,493)             351,200
                                                  ------------            ---------          ------------          -----------

Net income (loss)                                 $ (1,462,325)           $ 709,107          $ (2,367,207)         $ 1,052,784
                                                  ============            =========          ============          ===========

Net income (loss) per share                            $ (0.23)              $ 0.11               $ (0.37)              $ 0.23
                                                  ============            =========          ============          ===========

Weighted average common shares outstanding           6,402,343            6,649,994             6,376,568            4,518,937
                                                  ============            =========          ============          ===========



           See notes to condensed consolidated financial statements.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended September 30,
                                                                    -------------------------------------
                                                                         1997                 1996
                                                                    ----------------     ----------------

OPERATING ACTIVITIES
     Net income (loss)                                                 $ (2,367,207)         $ 1,052,784
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
          Depreciation and amortization                                     763,276              405,188
          Other                                                            (726,677)            (429,802)
          Changes in operating assets and liabilities:
               Accounts receivable                                        1,877,548           (2,116,683)
               Accounts payable and accrued expenses                       (466,283)             222,403
               Other                                                       (723,243)             519,060
                                                                    ----------------     ----------------
     Net cash used in operating activities                               (1,642,586)            (347,050)

INVESTING ACTIVITIES
     Purchases of property and equipment                                 (1,326,790)            (746,418)
     Purchase of businesses (net of cash acquired)                           (7,868)          (4,108,183)
     Maturities of short term investments                                46,309,484           11,990,178
     Purchases of short term investments                                (43,548,411)         (42,619,573)
     Investment in HRI                                                      (33,660)             (27,225)
                                                                    ----------------     ----------------
     Net cash provided by (used in) investing activities                  1,392,755          (35,511,221)

FINANCING ACTIVITIES
     Borrowings on line of credit                                             -----            1,271,111
     Payments on line of credit                                               -----           (2,402,520)
     Issuance of notes receivable-officer                                  (165,000)               -----
     Net proceeds from issuance of common shares                            169,150           42,393,694
                                                                    ----------------     ----------------
     Net cash provided by financing activities                                4,150           41,262,285
                                                                    ----------------     ----------------

Increase (decrease) in cash and cash equivalents                           (245,681)           5,404,014
Cash and cash equivalents at beginning of period                          5,509,460            1,156,925
                                                                    ----------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 5,263,779          $ 6,560,939
                                                                    ================     ================



           See notes to condensed consolidated financial statements.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996 (File No. 000-20699).

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The effect of the adoption of SFAS No. 128 will not materially change net income (loss) per share as reported for the quarter ended September 30, 1997.

3.    NOTE RECEIVABLE FROM OFFICER

In September 1997, the Company loaned an officer of DataTRAK, Inc. (a wholly owned subsidiary of the Company) $165,000 as part of a relocation package. The loan bears interest at the applicable federal rate, adjusted on a monthly basis. The note, plus any accrued but unpaid interest, is payable on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The Company provides a full range of clinical research services to sponsors of clinical research (primarily pharmaceutical and biotechnology and, in selected cases, contract research organizations ("CROs") collectively, "Sponsors") through its network of over 540 multi-therapeutic clinical research sites ("Affiliated Sites"). Revenue is derived principally from the identification, placement, monitoring and management of clinical trial programs within the Company's network of Affiliated Sites and its four owned research facilities.

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

         The Company's backlog at September 30, 1997 was $24.3 million, as compared to backlog of $22.5 million at December 31, 1996. While backlog as of any particular date is not necessarily a meaningful predictor of future results, the Company expects to report a net loss for the year ended December 31, 1997. The Company is continuing its efforts to attract new business, however, there can be no assurance as to the results of the Company's efforts to attract new business, nor as to the timing of revenues associated with new or existing backlog.

RESULTS OF OPERATIONS

         Three months ended September 30, 1997 compared with three months ended September 30, 1996

         Revenue for the three months ended September 30, 1997 decreased 50.0% to $3.6 million as compared to $7.2 million in the three month period ended September 30, 1996. The decrease was the result of a $3.9 million decline in revenue from clinical trials conducted within the Company's network of Affiliated Sites, offset by a $336,000 increase in revenue from acquired operations. The Company's WCE subsidiary, acquired in October 1996, contributed $1.0 million of revenue for the three months ended September 30, 1997. The low level of revenue generated by the Affiliated Sites and the GFI subsidiary was the result of the Company's low level of backlog and its lack of success in attracting new business.

         Direct costs include compensation and related fringe benefits for non-administrative employees (including employees at company-owned research facilities) and other expenses directly related to contracts, which can be subcontracted to the Affiliated Sites and other vendors. These costs decreased by $2.1 million, or 42.9%, from $4.9 million to $2.8 million for the three months ended September 30, 1996 and 1997, respectively. As a percentage of revenue, direct costs increased from 68.1% during the three months ended September 30, 1996 to 77.8% during the three months ended September 30, 1997. The reduction in gross profit percentage was the result of the Company's low level of revenue and its resulting inability to leverage its fixed costs.

         Selling, general and administrative expenses include all administrative personnel costs, business and Affiliated Site development costs, and all other expenses not directly chargeable to a specific contract. Selling, general and administrative costs for the three month period ended September 30, 1997 increased 47.1% to $2.5 million as compared to $1.7 million during the three months ended September 30, 1996. Of the $814,000 increase, $306,000 was the result of expenses incurred at acquired research facilities and the remainder was the result of expenses incurred by the Company in its various strategic initiatives, including $325,000 associated with DataTRAK(SM). As a percentage of revenue, selling, general and administrative expenses increased from 23.6% to 69.4% for the three months ended September 30, 1996 and 1997, respectively. The increase in selling, general and administrative expenses as a percentage of revenue reflects the lower absorption of fixed operating costs resulting from decreased revenues, as well as the impact of additional expenses incurred to support the Company's strategic initiatives.

         Depreciation and amortization expense increased from $162,000 in the three month period ended September 30, 1996 to $295,000 during the three months ended September 30, 1997. Of the $133,000 increase, $28,000 resulted from the amortization of goodwill acquired by the Company through its WCE acquisition, and the remainder was due to the Company's increased capital expenditures, including $69,000 associated with DataTRAK.

         Other income decreased $54,000 from $535,000 in the three month period ended September 30, 1996 to $481,000 in the three month period ended September 30, 1997. This was the result of a decrease in interest income due to the Company's reduced level of cash and short-term investments.

         As a result of the Company's projected net operating loss for the year ended December 31, 1997, a $148,000 income tax benefit has been recorded at September 30, 1997. This benefit represents approximately three-fourths of the benefit the Company expects to receive from its net operating loss carryback for federal income tax purposes.

         Nine months ended September 30, 1997 compared with nine months ended September 30, 1996

         Revenue for the nine months ended September 30, 1997 decreased 34.2% to $12.7 million as compared to $19.3 million in the nine month period ended September 30, 1996. The decrease was the result of a $10.4 million decrease in revenue from clinical trials conducted within the Company's network of Affiliated Sites and its GFI subsidiary. The decrease was offset in part by the $3.8 million of revenue generated by the Company's WCE subsidiary, which was acquired in October 1996. The low level of revenue generated by the Affiliated Sites was the result of the Company's low level of backlog and its lack of success in attracting new business.

         Direct costs decreased by $4.5 million, or 32.8%, from $13.7 million to $9.2 million for the nine months ended September 30, 1996 and 1997, respectively. As a percentage of revenue, direct costs increased from 71.0% during the nine months ended September 30, 1996 to 72.4% during the nine months ended September 30, 1997. The decrease in gross profit as a percentage of revenue reflects the inability of the Affiliated Network and other acquired research facilities to leverage fixed costs due to their low levels of revenue.

         Selling, general and administrative costs for the nine month period ended September 30, 1997 increased 55.8% to $6.7 million as compared to $4.3 million during the nine months ended September 30, 1996. Of the $2.4 million increase, approximately $371,000 reflects expenses related to the terminated negotiations for a potential acquisition, $800,000 was the result of expenses incurred at acquired research facilities and the remainder was the result of expenses incurred by the Company in its various strategic initiatives, including $444,000 associated with DataTRAK. As a percentage of revenue, selling, general and administrative expenses increased from 22.3% to 52.8% for the nine months ended September 30, 1996 and 1997, respectively. The increase in selling, general and administrative expenses as a percentage of revenue reflects the lower absorption of fixed operating costs resulting from decreased revenues, as well as the impact of additional expenses incurred to support the Company's strategic initiatives.

         Depreciation and amortization expense increased from $405,000 in the nine month period ended September 30, 1996 to $763,000 during the nine months ended September 30, 1997. Of the $358,000 increase, $33,000 resulted from the acquisition of WCE's assets, $126,000 was the result of amortization of goodwill due to the Company's acquisitions and $199,000 was due to the Company's increased capital expenditures. DataTRAK accounted for $69,000 of the Company's increase in depreciation due to capital expenditures.

         Other income increased $875,000 from $548,000 in the nine month period ended September 30, 1996 to $1.4 million in the nine month period ended September 30, 1997. This was the result of a $827,000 increase in interest income caused by the investment of funds from the Company's initial public offering in June 1996 and a $94,000 decrease in interest expense which was offset by a $46,000 increase in the Company's share of Health Research Innovations, L.L.C's ("HRI") net loss for the nine months ended September 30, 1997. The Company's share of HRI's net losses for the nine month period ended September 30, 1997 was $48,000. HRI was formed through the Company's joint venture with Pharmaceutical Marketing Services, Inc. ("PMSI"). During the second quarter of 1997, the Company terminated its joint venture with PMSI due to the net losses being incurred by HRI. For financial reporting purposes, the Company had recorded its share of the net income or loss from HRI using the equity method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the units-of-delivery method of percentage-of-completion accounting). The Company typically receives a low volume of large-dollar receipts. As a result, the number of days outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable (net of allowance for doubtful accounts) was $6.5 million at September 30, 1997 and $8.4 million at December 31, 1996. Deferred revenue was $588,000 at September 30, 1997 and $932,000 at December 31, 1996.

         Cash and cash equivalents decreased $246,000 during the nine months ended September 30, 1997. This was the result of $1.6 million of cash used in operating activities offset by $1.4 million of cash provided by investing activities. Cash used for operating activities resulted from the funding of net operating losses and other working capital needs offset by accounts receivable collections. Cash provided by investing activities resulted primarily from the maturities of short-term investments less purchases of new investments, and was offset by the acquisition of property and equipment.

         The Company's principal cash needs on both a short-term and long-term basis are for the funding of its operations and capital expenditure requirements. The Company expects to continue its efforts to expand its operations through internal growth, strategic acquisitions, joint ventures and alliances. The Company expects such activities will be funded from existing cash and cash equivalents, maturities of short-term investments, cash flow from operations and borrowings under its line of credit.

         On June 28, 1996, the Company and Integrated Systems Solutions Corporation ("ISSC"), a unit of IBM Global Services, signed an exclusive ten-year technology alliance agreement to develop and market an electronic data collection and project management system for use in clinical trials. As part of the technology alliance agreement, ISSC will fund the development of the electronic data collection and project management system. During June 1997, the Company invested $1.0 million in the technology alliance. Approximately $800,000 of this investment was for the software and licenses required to operate DataTRAK, which will be depreciated over a three year period. The Company anticipates providing additional financial support of an amount at least equal to what was invested during June of 1997, prior to December 31, 1997.

         The Company has a line of credit with a commercial bank providing a maximum credit facility of $5.0 million, that bears interest at rates up to prime and is payable on demand. $2.0 million of the credit facility is collateralized by a $2.0 million investment with the bank and is considered to be committed. The remaining $3.0 million is collateralized by substantially all of the Company's tangible assets and is considered to be uncommitted. The committed portion of the line is subject to renewal at September 30, 1999, and the uncommitted portion is subject to renewal at July 31, 1998. There were no borrowings under the line at September 30, 1997.

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

PART II.   OTHER INFORMATION

Item 1.           Legal Proceedings

                  On July 18, 1997, two former executive officers of the Company claimed that their employment agreements were violated by the Company and, by letter, each demanded payment from the Company an amount equal to one year's annual salary. The Company believes their claims are without merit, and is pursuing the non-compete provisions of the employment contracts. Under the terms of their employment agreements, the dispute will be resolved through arbitration. To date, the arbitration hearing has not occurred.

Item 2.           Changes in Securities and Use of Proceeds

                  In 1996 the Company sold 3,450,000 of its Common Shares in an underwritten public offering (the "Offering"). The net proceeds to the Company from the sale of shares in the Offering were approximately $41.7 million, after deduction of underwriting discounts and commissions and expenses of the offering. Pending future uses, the Company has invested the unused proceeds in short-term interest bearing obligations.

Item 3.           Defaults Upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  See the Exhibit Index at page E - 1 of this Form 10 - Q.

                  (b)  Reports on Form 8-K

                  The Company filed one report on form 8-K, dated July 24, 1997, during the three months ended September 30, 1997. The Company reported financial results for the three-month and the six-month periods ended June 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Collaborative Clinical Research, Inc.
                                    --------------------------------------------
                                                     Registrant


Date:          11/12/97              /s/ Jeffrey A. Green
     -----------------------       --------------------------------------------
                                   Jeffrey A. Green,
                                   President and Chief Executive Officer and a
                                   Director (Principal Executive Officer)


Date:          11/12/97              /s/ Terry C. Black
     -----------------------       --------------------------------------------
                                   Terry C. Black,
                                   Vice President of Finance, Chief Financial
                                   Officer, Treasurer and Assistant Secretary
                                   (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION                                                           Page
-----------                -----------                                                           ----

3.1      Fifth Amended and Restated Articles of Incorporation                                    (C)

3.2      Third Amended and Restated Code of Regulations                                          (A)

4.1      Specimen Certificate of the Company's Common Shares, without par value                  (A)

4.2      Demand Promissory Note, dated as of June 30, 1996, payable to the order of Key Bank     (B)

4.3      Second Amended and Restated Registration Agreement, dated July 15,1994,
         as amended on June 1, 1995 and February 5, 1996                                         (C)

10.1 Employment Agreement between the Company and Patrick Chassaigne, dated July 6, 1997

11       Statement re Computation of Net Income (Loss) Per Common Share

15       Independent Accountants Review Report

27       Financial Data Schedule


(A) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-1 (Registration statement
         No. 333-2140)

(B) Incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K for the year ended December 31, 1996 (Commission file No. 000-20699)

(C) Incorporated herein by reference to the appropriate exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1996
         (Commission file No. 000-20699)
