Form 10-K
period 1997-12-31
COLLABORATIVE CLINICAL RESEARCH INC
filed 1998-03-26
CIK 886530

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

                  [X] For the fiscal year ended December 31, 1997

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  [ ] For the transition period from ____________to ____________

                        Commission file number 000-20699

                      COLLABORATIVE CLINICAL RESEARCH, INC.
             (Exact name of registrant as specified in its charter)

                  Ohio                                    34-1685364
   -------------------------------                    ------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     identification no.)

 20600 Chagrin Boulevard, Cleveland, Ohio                   44122
 ----------------------------------------             ------------------
 (Address of principal executive offices)                 (Zip code)

       Registrant's telephone number, including area code: (216) 491-9930

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                       Common Shares, without par value.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 27, 1998, the registrant had 6,422,372 Common Shares, without par value, issued and outstanding. As of that date, the aggregate market value of these shares, which together constitute all of the voting shares of the registrant, held by non-affiliates was $23,017,320 (based upon the closing price of $4.38 per Common Share on the NASDAQ Stock Market, Inc. on February 27,
1998). For purposes of this calculation, the registrant deems the 1,167,276 Common Shares beneficially held by all of its Directors and executive officers to be the Common Shares held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on May 28, 1998 are incorporated by reference into Part III of this Form 10-K.

         Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 1997.

                                TABLE OF CONTENTS

                                     Part I

Item 1.  Business                                                                                 1
Item 2.  Properties                                                                              11
Item 3.  Legal Proceedings                                                                       11
Item 4.  Submission of Matters to a Vote of Security Holders                                     11
Item 4A.  Executive Officers of the Company                                                      11

                                     Part II

Item 5.  Market for Registrant's Common Shares and Related Shareholder Matters                   13
Item 6.  Selected Financial Data                                                                 14
Item 7.  Management's Discussion and Analysis of Results of Operations and Financial
            Condition                                                                            14
Item 8.  Financial Statements and Supplementary Data                                             24
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure                                                                           24

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant                                     24
Item 11.  Executive Compensation                                                                 24
Item 12.  Security Ownership of Certain Beneficial Owners and Management                         24
Item 13.  Certain Relationships and Related Transactions                                         25

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                       25

                                     PART I

ITEM 1.  BUSINESS

GENERAL

                  Collaborative Clinical Research, Inc. ("Collaborative" or the "Company") is a multi-specialty Site Management Organization ("SMO") with an international network comprised of over 540 clinical research sites ("Affiliated Sites"). Each site is affiliated with the Company through a written agreement which describes a cooperative relationship between the Company and the Affiliated Site. The Network, with more than 3,700 clinical investigators, provides rapid access to patients who can participate in clinical research trials. Collaborative's customers ("Sponsors") for these trials are primarily pharmaceutical and biotechnology companies and, to a lesser extent, contract research organizations, ("CRO's").

         The Company and its Affiliated Sites assist Sponsors in conducting the clinical research necessary to obtain regulatory approval for new drugs. In addition, Collaborative provides Sponsors with an innovative and timely means of selecting clinical research sites and managing clinical trials as part of the pharmaceutical product development process. Collaborative provides its Affiliated Sites with sales and marketing, project budgeting and contract negotiation services. The Company also owns three clinical research sites. Throughout its history, the Company has been involved in over 400 clinical trials providing services to approximately 120 Sponsors.

         Founded in 1991 as an innovator of the SMO concept, Collaborative has grown through a combination of internal expansion and strategic acquisition. Collaborative acquired two companies in 1996, GFI Pharmaceutical Services, Inc. ("GFI") and WCE Clinical Evaluations ("WCE"). GFI conducts Phase I clinical research at its 80 bed facility in Evansville, Indiana and Phase II through IV clinical research at the Company's three owned clinical research sites. WCE's services are directed primarily toward Over the Counter ("OTC") pharmaceutical products, and include studies necessary to switch prescription drugs to OTC use, label comprehension evaluations and consumer product testing.

         In 1996, Collaborative formed a wholly owned subsidiary, DataTRAK, Inc. ("DataTRAK"). In January 1998, DataTRAK purchased the software now known as DataTRAK EDC(TM). This software is the foundation of the DataTRAK(R) process. DataTRAK will provide certain electronic data management services to Sponsors through use of its Electronic Data Capture ("EDC") technology and Quality Review Center ("QRC") process. Use of the DataTRAK(R) process offers Sponsors the potential to increase the efficiency, accuracy and timeliness of collection and management of clinical research data and access to patients through DataTRAK certified sites. The research sites used in this service may be Affiliated Sites of Collaborative or sites selected by the Sponsor. The DataTRAK EDC(TM) software and its earlier versions have supported more than 30 clinical studies in Europe encompassing over 500 clinical research sites and 3,000 patients.

         In January 1998, the Company announced the termination of its technology alliance agreement with ISSC, a unit of IBM Global Services. The Company and IBM Global Services disagree on a number of issues concerning the parties' financial responsibilities in connection with the termination of the alliance, and have engaged in discussions concerning those matters. To date, those discussions have not resulted in an acceptable resolution of these issues. The Company does not believe that it has any continuing financial obligations to IBM Global Services and, based on information known to date, does not believe that additional expenditures associated with the termination of this alliance, if any, will have a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

CLINICAL RESEARCH INDUSTRY OVERVIEW

         The clinical research industry is driven by regulatory requirements that Sponsors adequately test new drugs and devices prior to marketing. The drug development process has become more challenging, lengthy and expensive. In a recent analysis covering three decades of pharmaceutical industry data, the Tufts Center for the Study of Drug Development examined the time interval from Investigational New Drug Application ("IND") to New Drug Application ("NDA") approval. These approval times grew from 7.3 years in the period from 1963 to 1972, to 11.9 years from 1973 to 1982, and to 14.3 years from 1983 to 1992. The estimated average cost of this process has also grown substantially.

         Competitive and cost-containment pressures are forcing the pharmaceutical and biotechnology industries to become more efficient in developing new drugs. To improve returns on research and development investments, pharmaceutical and biotechnology companies are expanding their product pipelines and attempting to shorten the product development timeline.

         In response to similar cost-containment pressures, many hospitals, physicians, and other healthcare providers have added clinical research capabilities as an additional revenue source. Clinical research allows healthcare providers to extend their core competencies and capitalize on their direct access to patients.

Industry Trends in Drug Development

Pipeline and Process Challenges
-------------------------------

         Sponsors face many challenges in continuing to deliver an increasing return on research and development expenditures. Lengthier drug development time frames, increased drug development costs, margin pressures arising from emphasis on cost-containment in healthcare, limited patent life, and competition from generic drug companies, are forcing Sponsors to be as efficient and cost-effective as possible in managing their clinical development processes.

         One result of these challenges is that Sponsors are targeting simultaneous regulatory approvals in many countries to accelerate global time to market. A second result is that product pipelines are expanding as promising new compounds come from advanced drug discovery efforts, high throughput screening techniques, and the development of genomic libraries. These efforts have placed more drugs into the clinical development process, and have increased pressure on Sponsors to develop products faster to maintain growth and continue to achieve acceptable returns on research and development expenditures.

         Sponsors have attempted to create process efficiencies, control fixed costs, and expand capacity by outsourcing certain clinical research activities. The CROs are the most mature and established group used for outsourcing at this time. The amount of clinical research that is outsourced varies by Sponsor, however, the Company believes increases in outsourcing, including temporary access to therapeutic focus and expertise to develop products across many disease states, will continue.

Outsourcing
-----------

         Under traditional outsourcing in clinical research, the Sponsor subcontracts various aspects of a preclinical or clinical development program to a service provider. Such services typically include: protocol development, site selection, site contracting, project management, monitoring, data management, investigational drug packaging, regulatory consulting, NDA preparation, and post-approval and marketing services.

         The term outsourcing has not traditionally applied to the use of clinical research sites, even though Sponsors generally do not own or operate such sites. Clinical research contracts with investigator sites provide access to patients for a clinical trial. The Company provides access to sites and patients, and believes that its services are viable to a Sponsor regardless of whether a project is outsourced or managed internally by the Sponsor.

Accelerating Clinical Development
---------------------------------

         As drug development pipelines have grown, a substantially greater number of compounds are scheduled for development today versus a few years ago. Most Sponsors are facing critical strategic decisions to develop this influx of new compounds efficiently. Outsourcing to service providers has increased capacity to conduct these new clinical trials. However, outsourcing, per se, does not appear to have accelerated the drug development process.

         One of Collaborative's goals is to assist Sponsors in starting and finishing their clinical trials on a more timely basis. The Company aims to achieve this goal through its rapid activation of Affiliated Sites at the start of a clinical trial, and by using the DataTRAK(R) process to expedite the data collection and reporting process during a clinical trial.

BUSINESS STRATEGY

         The Company's strategy is to help Sponsors accelerate the process of obtaining regulatory approval for new drugs. Collaborative will implement this strategy by providing rapid access to patients through a clinical research network, and by automating the collection of clinical trial data through a standardized technology platform.

Utilization of the Affiliated Site Network
------------------------------------------

         The Company's Network of Affiliated Sites provides a clinical research model that responds to Sponsors' needs to bring new products to market faster. The Network improves time-efficiency in the clinical research process primarily in site identification and contracting. This provides Sponsors with the opportunity to begin clinical research sooner, thereby shortening this phase of the new drug development process.

         Collaborative's network approach serves the independent research site by delivering incremental clinical research revenue, by marketing the capabilities of all Affiliated Sites and by negotiating one contract for all Affiliated Sites participating in any one clinical trial. Affiliated Sites are provided with a number of clinical research opportunities involving a wide variety of therapeutic areas.

Expansion and Targeting of the Affiliated Site Network
------------------------------------------------------

         In targeting potential additions to the Affiliated Site Network, the Company considers several factors, including clinical trial experience, enrollment performance and overall work quality. In order to focus better on projected drug development pipelines of Sponsors, Collaborative will refine its Network into groups based on site-specific therapeutic specialties. Proficiency in these identified specialty areas has become an additional consideration for future site affiliations.

Development of the DataTRAK(R) Process
--------------------------------------

         DataTRAK is a service business that offers a process for electronic data collection and clinical trial data management capabilities across a network of sites. DataTRAK's objective is to improve the traditional process of collecting clinical research and noninterventional health care data by providing cleaner data faster than what is available in a paper environment. In order to implement this strategy, the Company acquired the software technology now known as DataTRAK EDC(TM) in January 1998. This software has been validated by several European Sponsors, and has been used in over 30 clinical trials at 500 sites involving more than 3,000 patients.

         Currently, clinical research associates ("CRAs") visit research sites to review data manually entered on the case report form ("CRF") for accuracy and integrity. During these physical visits, each CRF page is reviewed by the CRA. These monitoring visits may last several days, and corrections to the CRFs are frequently required before delivery to the Sponsor. Several weeks or even months of data must be reviewed during each monitoring visit. At the completion of a monitoring visit, the CRF pages are delivered to a central location where the data is then entered into a database for statistical compilation. Using this traditional method of data collection and quality control, the time duration from patient visit to delivery of clean data to the Sponsor can range from six to twelve months. Such delays are significant because errors or trends may not be detected until long after the interaction between patient and investigator. The Company believes the drug development process can be accelerated by automating these procedures.

         DataTRAK has two strategies. First is to place systems and software at Collaborative's Network and Sponsor selected sites for long-term use in clinical trials. Second is to provide any Sponsor, CRO, SMO or competing network the opportunity to use the DataTRAK(R) process as a competitive advantage for their clients. In this manner, the DataTRAK(R) process can develop into a standardized electronic data capture platform for the clinical trial industry.

         Clinical trial data will be collected on electronic CRFs across a network of sites and routed across a secure communications environment to DataTRAK's QRC. The QRC largely replaces traditional monitoring. Once the CRF data has been reviewed to correct errors it is integrated directly into a Sponsor's database in Sponsor specified formats.

THE AFFILIATED SITE NETWORK

         Since 1991, the Company has developed a network of more than 540 Affiliated Sites and today provides Sponsors with rapid access to over 3,700 principal investigators in a wide variety of therapeutic areas. Affiliated Sites range from group practices with individual investigators to integrated health care delivery systems with hundreds of investigators, and include academic medical centers, community hospitals, outpatient treatment centers, research centers, managed care organizations and physician practice groups. Regardless of its size, each member of the Network is considered a single Affiliated Site.

         The Company's Network includes investigators experienced in infectious disease and HIV/AIDS, orthopedics, cardiology, hematology/oncology, pulmonary, endocrinology, gastroenterology/metabolism, and neurology, among other medical specialties. Each Affiliated Site is a party to an affiliation agreement with the Company, which defines the duties and responsibilities of each party. These relationships produce expeditious access for Sponsors to qualified clinical investigators and evaluable patients. Although Affiliated Sites remain free to solicit and accept clinical research contracts directly from Sponsors, they are prohibited from affiliating with another network. At the request of Sponsors, the Company uses research sites outside of its Affiliated Site Network. For example, Sponsors may request that the Company use research sites outside the Affiliated Site Network in large, multi-site trials or to include trial investigators of national standing in a particular therapeutic area or those whom the Sponsor has worked with in the past. The Company regularly updates its demographic database on each Affiliated Site.

SERVICES

         The Company's core business is to provide site selection and project management services for clinical trial programs in many therapeutic areas. The Company also performs clinical research at its three owned sites. The Company assists Sponsors in identifying and recruiting investigators, initiating clinical trials at sites and managing clinical trials. On occasion, the Company also provides other clinical trial services to meet specific Sponsor needs. The Company has managed trials which range in size from single site trials involving fewer than ten patients to a 300 site trial involving 3,000 patients.

Site Selection Services

         The Company identifies and recruits clinical research sites and clinical investigators to participate in a clinical trial on behalf of a Sponsor. A Sponsor may utilize certain site selection services, such as the Company's abstract and survey to determine the specific interest of research sites in a particular trial and anticipated evaluable patient population. The Sponsor can use the results of the abstract and survey to determine the number of sites required for a clinical trial and to predict whether the Company can deliver the expected results.

Company-Owned Clinical Research Facilities

         The Company's GFI subsidiary performs clinical research and provides other clinical research services through its three research facilities for conducting Phase II through Phase IV research (one facility also includes an 80 bed Phase I clinical research unit). Phase I clinical research is substantially more specialized and limited than other phases of the research process because hospital or clinic beds must be available for extended stays in a sequestered environment.

Clinical Trial Management Services

         The Company provides a variety of clinical trial management services, whether clinical trials are performed at Affiliated Sites or owned research facilities. These services include pre-study and research site activation services, patient tracking services and clinical trial management. Additional services include coordination of investigator meetings, the Institutional Review Board ("IRB") approval process and other procedures that must be performed prior to enrollment of patients into a study, and assistance in patient recruitment and enrollment.

DataTRAK Services

         DataTRAK will provide EDC services to Sponsors that will facilitate rapid collection of clinical trial data. As a service provider, DataTRAK will design electronic CRF's with validation routines and edit checks and train appropriate investigative sites and Sponsors on the use of the electronic data capture software and associated services. All clinical data collected from the various sites for a given clinical trial will be reviewed for accuracy by DataTRAK's QRC. DataTRAK will initiate a Site Certification Program, designed to train sites on the DataTRAK(R) process.

OTC Services

         The Company's WCE subsidiary provides contract research services on pharmaceuticals, especially when being switched from prescription to OTC products, and on medical devices, foods, and other products intended for broad consumption. The contract research services provided by WCE include consultation on and performance of studies necessary to switch prescription drugs to OTC products, label comprehension evaluations, and consumer product testing.

CUSTOMERS AND MARKETING

         Collaborative has served many leading pharmaceutical and biotechnology companies and CRO's. Collaborative's business development strategy focuses on marketing its clinical research expertise, as well as that of its Affiliated Sites, its ability to gain timely access to patients with specific medical conditions and its ability to rapidly and efficiently start up and manage multi-site clinical research trials for Sponsors. Collaborative's sales staff generally has scientific or pharmaceutical backgrounds and are located regionally throughout the United States. They are expected to provide Sponsors with consultative selling support regarding Collaborative's capabilities and services in the clinical research process. The Company concentrates a majority of its marketing resources on direct selling to Sponsors. It also selectively participates in scientific and medical meetings to promote its services and occasionally uses direct mail and journal advertisements to build awareness of its capabilities. DataTRAK markets its services through its United States and European staff and through the Company's sales and marketing staff.

         During each of the three years in the period ended December 31, 1997, sales to companies in the pharmaceutical industry accounted for more than 69% of the Company's revenue. During 1995 and 1996, respectively, sales to Merck & Co., Inc. accounted for approximately 76% and 22% of the Company's revenue. Also during 1996, sales to Dey Laboratories accounted for 31% of the Company's total revenue. Other customers in the pharmaceutical industry have from time to time accounted for more than 10% of the Company's annual revenue. Bristol Myers Squibb and Pharmacia & Upjohn each accounted for more than 10% of revenue during 1997. The extent to which the Company relies on sales to one customer varies from period to period, depending upon the timing of new clinical research contracts, the relationship between the Affiliated Sites' therapeutic expertise and a Sponsor's specific therapeutic needs, the Company's ability to generate new business, the timing and size of clinical trials, and other factors. Due to the consolidation in the pharmaceutical industry and the Company's marketing focus on the major pharmaceutical and biotechnology companies, management expects continued concentration in its revenue in the future. It is not unusual for companies involved in the placement and administration of clinical trials to derive more than 10% of their revenue from a single customer. However, the Company's small revenue base makes it more dependent on major customers than many of the larger participants in the clinical research industry. The loss of business from a significant customer could materially and adversely effect the Company's revenue.

CONTRACTING AND BACKLOG

         The Company's contracts provide a fixed price for each component or service delivered. The ultimate contract value depends on such variables as the number of research sites selected, patients enrolled and other services required by the Sponsor. Generally, the Company's contracts range in duration from several months to several years. As services are performed over the life of the contract, revenue is earned under the percentage of completion method utilizing units of delivery. Costs associated with contract revenue are recognized as incurred. Cash flows vary with each contract, although generally a portion of the contract fee is paid at the time the trial begins, with the balance paid as pre-determined contract milestones are satisfied.

         Generally, Sponsors may terminate a contract with the Company with or without cause. In the event of termination, the Company is entitled to payment for all work performed through the date of notice of termination and for costs associated with termination of the study. Clinical trials may be terminated for several reasons, including unexpected results or adverse patient reactions to the drug, inadequate patient enrollment or investigator recruitment, manufacturing problems resulting in shortages of the drug, and decisions by the Sponsor to de-emphasize or terminate either a particular trial or drug. A Sponsor's decision to terminate a sizable trial in which the Company participates could have a material adverse effect on the Company's backlog, future revenue and profitability.

         Backlog consists of anticipated revenue from letters of intent and signed contracts yet to be completed. In certain cases, the Company will work on a project prior to finalizing a letter of intent or contract. Such projects are excluded from backlog until a definitive letter of intent or contract is executed.

         The Company's backlog is not necessarily a meaningful predictor of future results. Contracts included in backlog are subject to termination or delay at any time. There can be no assurance that the Company will realize revenue from backlog or as to the amount of backlog that will be converted to revenue within any fiscal period. Delayed contracts remain in the Company's backlog until canceled. As of December 31, 1996 and 1997, the Company's backlog was $22.5 million and $25.9 million, respectively.

COMPETITION

         The clinical research industry is highly fragmented and comprised of several large, full-service CROs and many small CROs and limited service providers. The major competitors in the industry include the research departments of pharmaceutical companies, CROs and other SMOs. The Company competes in this market on the basis of its ability to provide rapid access to high-quality clinical investigators and patients through its Network of Affiliated Sites. In addition, through DataTRAK, the Company will integrate information technology to provide EDC and remote monitoring through its QRC in order to further accelerate the clinical trial process. Many of the Company's competitors have substantially greater financial and other resources than the Company, and there can be no assurance of the Company's ability to continue to compete effectively with these larger competitors. To the extent the Company's approach to the conduct of clinical trials continues to gain acceptance in the market, there can be no assurance that these larger competitors will not develop their own networks of research sites, nor as to the effect of such competing networks on the Company's operations. The Company may also face competition from other networks of research sites in the recruitment of potential Affiliated Sites.

         Further, the electronic data capture market, which is still developing, is also highly fragmented. The major competitors include EDC software vendors, clinical trial data service companies and in-house development efforts within large pharmaceutical companies. There can be no assurance that the Company will be able to capture or establish the market presence necessary to effectively compete in this emerging sector of the clinical research industry.

REGULATORY MATTERS

Government Regulation

         The clinical investigation of new pharmaceutical and biotechnology products is highly regulated. The purpose of these regulations is to assure that products are safe and effective before broad public use. The Food and Drug Administration ("FDA") has promulgated regulations and guidelines pertaining to applications to initiate trials of new compounds, approval and conduct of studies, report and record retention, informed consent, applications for approval of new compounds and post-marketing requirements. Under FDA regulations, companies providing clinical research services that assume the obligations of a drug Sponsor are required to comply with applicable FDA regulations and are subject to regulatory action for failure to comply with such regulations. The historical trend has been toward increased regulation by the FDA; however, recent initiatives have been undertaken by the FDA to streamline the agency's internal review processes.

         The services provided by the Company are ultimately subject to FDA regulation and to appropriate regulatory authorities in other countries where the Company offers its services. The level of regulation in other countries generally has been less comprehensive than that present in the United States. However, through the efforts of the International Committee on Harmonization, the governing regulations of participating nations are moving toward equivalence. Depending on the nature of services provided with respect to a particular research trial, the Company may be required to comply with FDA regulations governing such activities as selecting investigators, obtaining documentation from investigators, verifying that patient informed consent is obtained, monitoring the validity and accuracy of data, verifying drug accountability and instructing investigators to maintain records and reports. The Company must also maintain records for each study for specified periods for inspection by the study Sponsor and the FDA. If FDA audits indicate that the Company has failed to adequately comply with federal regulations and guidelines, it could have a material adverse effect on the Company. In addition, the failure of the Company to comply with applicable regulations could result in termination of on-going research or the disqualification of data, either of which could also have a material adverse effect on the Company's results of operations, financial condition and reputation.

The Drug Development and Approval Process

         All drugs proposed to be marketed in the United States must undergo an extensive development and approval process. Pre-clinical testing is the first stage in this process. During the pre-clinical stage, a new compound is tested in vitro and in animals over a one to three year period in order to obtain information concerning the basic biological activity and safety of the drug. If the results of pre-clinical studies are satisfactory, the Sponsor files an IND with the FDA before beginning human testing. In order to receive IND status, the Sponsor must provide the FDA with manufacturing data, preclinical test results, information concerning the uses of the drug in other countries or in the United States for other purposes and a plan for conducting clinical trials. The design of each clinical trial, or its "protocol," is an essential component of the drug development effort. Each protocol must anticipate the nature of the data and results that the FDA will require before approving the drug.

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

         Phase III testing typically consists of large, multi-center trials involving hundreds to thousands of patients. Phase III trials are intended to collect efficacy and safety information on a large scale. The collection of such data is most critical in Phase III, because the data developed during these trials will have a significant influence on the labeling aspects of the new drug. At least one Phase III trial is required to be performed within the United States on any compound before it will be approved by the FDA. These trials typically last two to three years.

         Phase IV studies are frequently required by the FDA as a condition to granting marketing approval. After a drug is approved for marketing, the FDA will often require Sponsors to conduct additional clinical trials to monitor long-term risks and benefits, alternative dosage levels or evaluate safety and efficacy in targeted patient populations. These studies are usually less data intensive than those conducted in other phases of clinical research, but may involve hundreds to thousands of patients and can last for several years.

         After a new compound has successfully completed the first three phases of the clinical trial process, a NDA is submitted to the FDA. The NDA is a comprehensive filing that includes the results of all pre-clinical and clinical studies, with the majority of its clinical data derived from Phase II and Phase III trials. In addition, the NDA contains information about the drug's composition and the Sponsor's plans for producing, packaging and labeling the product. The FDA's review process for an NDA can take anywhere from a few months, for drugs related to life threatening conditions, to many years, with the average review lasting more than two and one-half years. Drugs that successfully complete this review may be marketed in the United States, subject to such conditions as the FDA may specify. As a result of increasing public pressure to allow new drugs to reach the market more quickly, the FDA has increased its reliance on Phase IV studies. In some instances, the FDA has granted conditional approval to potentially lifesaving drugs or those for previously untreatable conditions in order to permit marketing while Phase IV studies are conducted.

         When results from Phase II or Phase III show special promise in the treatment of a serious condition for which existing therapeutic options are limited or of minimal value, the FDA may allow the manufacturer to make the new drug available to a larger number of patients through the regulated mechanism of a Treatment Investigational New Drug ("TIND"). Although less scientifically rigorous than a controlled clinical trial, a TIND trial may enroll and collect a substantial amount of data from tens of thousands of patients.

         The pre-clinical and clinical testing and approval processes for biotechnology products are substantially similar to those applicable to drugs, except that the results of clinical trials are submitted in the form of a Product License Application rather than an NDA. In many cases, medical device products are also subject to extensive pre-clinical and clinical testing requirements.

FDA Guidance for Industry:  Computerized Systems Used in Clinical Trials

         On June 18, 1997, the FDA issued draft guidelines, on the use of computer systems in clinical trials, for review and comment by the public and affected industries. The FDA draft includes guidelines related to standard operating procedures, data entry, system design, security, system dependability and controls, personnel training, records inspection, and certification of electronic signatures. Based on its review of these draft guidelines, the Company believes the DataTRAK(R) process for electronic data capture and management is consistent with this draft guidance. Because the FDA's development of this guidance is still in the early stages, the Company will continue to monitor this guidance to ensure compliance.

POTENTIAL LIABILITY AND INSURANCE

         Clinical trials involve the testing of approved and non-approved drugs on human beings. This testing carries with it a significant risk of liability for personal injury or death to participants resulting from an adverse reaction to, or improper administration of, the trial drug. Many clinical trial participants are seriously ill and are at great risk of further illness or death as a result of factors other than their participation in the trial. The Company participates with Sponsors in the site selection process, and contracts on behalf of Sponsors with physicians who render professional services, including administering the drugs being tested, to participants in these trials. Company personnel and subcontractors also render professional services to participants in trials, and are materially involved in the patient treatment process. Consequently, the Company may be subject to claims in the event of personal injury or death of persons participating in clinical trials and arising from professional malpractice of physicians with whom it has contracted and its own employees. To date, the Company has not received any claims resulting from either the testing of new drugs or professional malpractice.

         The Company believes that the risk of liability associated with clinical trials is mitigated by various regulatory requirements, including the role of IRB's. An IRB is an independent committee that includes medical and non-medical personnel and is obligated to protect the interests of patients enrolled in the trial. The FDA requires each human clinical trial to be reviewed and approved by the IRB at each research site After the trial begins, the IRB monitors the protocol and the measures designed to protect patients, such as the requirement to obtain informed consent. In addition, regulations governing the conduct of clinical trials and the protection of human subjects place responsibility for proper study conduct and subject protection directly on the principal investigator at each location where a study is performed. At its owned research facilities, the Company has assumed the duties and liabilities of a principal investigator.

         In order to reduce its exposure to liability, the Company generally obtains indemnification from Sponsors and, in some cases, from investigators and Affiliated Sites contracted by the Company. The Affiliated Sites' agreement obligates the Company to pursue contracts only with Sponsors that provide indemnification for adverse outcomes, and that allow such indemnification rights to pass through to the Affiliated Sites and investigators. These indemnity rights do not protect the Company against certain of its own actions, such as negligence or misconduct. Furthermore, these indemnities are contractual arrangements that are subject to negotiation, and the terms and scope of such indemnities may vary. In order for such indemnification to be valid, the Company and its employees and agents must act within the bounds of specific procedural requirements governing the conduct of the clinical trial. Since the value of the indemnification depends on the financial viability of the indemnifying party, there can be no assurance that the Company will be able to rely on such indemnification in each instance of potential liability. The financial position of the Company could be materially adversely affected if the Company was forced to undertake the defense of, or was found financially responsible for, claims based upon the foregoing or related risks.

         The Company maintains an errors and omissions professional liability insurance policy in amounts it believes to be sufficient. However, there can be no assurance that this coverage will be adequate, or that insurance coverage will continue to be available to the Company.

PATENTS AND TRADEMARKS

         The Company holds registered service marks incorporating the Collaborative Clinical Research logo, the DataTRAK(R) process, and various DataTRAK trademarks, including the DataTRAK EDC(TM) software. Through acquisitions the Company holds additional registered service marks. The DataTRAK EDC(TM) software is the foundation of the DataTRAK(R) process. The Company does not own any patents. The Company believes that its ability to attract and retain highly-skilled employees and manage the growth of its business are more important to its performance than any intellectual property rights that it has purchased or developed to date. The Company anticipates that DataTRAK will constitute a material portion of its business in the future, and the DataTRAK(R) process will become an important component of the Company's business.

INFORMATION TECHNOLOGY

         Information systems are an integral part of the services the Company provides. The Company is reviewing its systems to assess the Year 2000 issue. Management believes that neither the costs nor expenses of the Year 2000 issue will be material to the Company. The Company's services are also dependent on the systems used by its Affiliated Sites, Sponsors, and other customers and vendors. Year 2000 issues encountered by these companies could have a material adverse effect on the Company.

EMPLOYEES

         As of January 31, 1998, the Company had approximately 150 full-time employees, of whom eight had executive and managerial responsibilities. None of the Company's employees are represented by a union. The Company considers relations with its employees to be satisfactory.

          The Company's growth continues to place significant demands on its management resources. The success of the Company's business is dependent on the services of its senior management team, which changed substantially in 1997. The Company has employment agreements with all but one of its executive officers. The loss of the services of any of its executive officers could have a material adverse effect on the Company. To address these risks, the Company must, among other things, continue to attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks.

ITEM 2.  PROPERTIES

         The Company presently maintains its executive offices in approximately 14,000 square feet of space in Cleveland, Ohio pursuant to two leases with unaffiliated third parties. The Company leases approximately 32,000 square feet of office and medical space in Evansville, Indiana. This facility houses, among other things, an 80 bed in-patient Phase I research facility. The Company also leases property in two additional states and the United Kingdom, most of which is used to conduct or manage clinical research projects. Collaborative believes that its facilities are adequate for its operations and suitable additional space will be available when needed.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company is a party to various lawsuits arising in the ordinary course of business. The Company does not believe that the outcome of such litigation will have a material adverse effect on its results of operations or financial condition.

         On September 5, 1997, a summons and complaint was filed by the Company in the Netherlands against the shareholders of U-Gene Research B.V. for breach of contract. The claim is for money damages for costs incurred and liquidated damages related to an aborted acquisition of U-Gene Research B.V. To date, responsive pleading by the defendants is pending.

         On July 18, 1997, two former executive officers of the Company claimed that their employment agreements were violated by the Company and, by letter, each demanded payment from the Company of an amount equal to one year's annual salary. The Company believes their claims are without merit, and is pursuing the non-compete provisions of the employment contracts. Under the terms of their employment agreements, the dispute will be resolved through arbitration. An arbitration hearing was held on March 7, 1998 but to date, the arbitrator's ruling has not been announced.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

ITEM 4A  EXECUTIVE OFFICERS OF THE COMPANY*

         The name, age and positions of each of the Company's executive officers are as follows:

           Name                            Age       Position
           ----                            ---       --------
           Dr. Jeffrey A. Green            42        President, Chief Executive Officer and Director
           Herbert L. Hugill               49        Chief Operating Officer
           Terry C. Black                  40        Vice President of Finance, Chief Financial Officer,
                                                     Treasurer and Assistant Secretary
           Patrick G. Chassaigne           45        President of DataTRAK, Inc.
           Gregory A. Folz                 40        Vice President of Marketing and Sales
           Dr. Richard J. Kasmer           40        Vice President of Operations, General Counsel and
                                                     Assistant Secretary
           Philip A. Stark                 46        Vice President of Corporate Development
           Dr. William H. Stigelman, Jr.   52        Vice President of Affiliated Site Relations

*Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

         Jeffrey A. Green, Pharm.D., FCP, is the Company's founder and has served as its President and Chief Executive Officer since March 1992. From 1984 to 1992, Dr. Green served as an Assistant Professor of Medicine and Radiology at Case Western Reserve University, Cleveland, Ohio. During his tenure at Case Western Reserve University, Dr. Green established and directed the Cardiovascular Clinical Pharmacology Research Program at University Hospitals of Cleveland. In addition, Dr. Green was an established investigator in clinical cardiology and PET scanning, and was responsible for directing over 90 individual investigations during his tenure. Dr. Green has authored over 90 publications and has been an invited speaker at more than 125 national meetings. He was the recipient of the McKeen Cattell Distinguished Achievement Award from the American College of Clinical Pharmacology in 1988. Dr. Green is a graduate of Purdue University (B.S.) and the University of Texas (Pharm.D.).

         Herbert L. Hugill has served as the Company's Chief Operating Officer since December 1997. Mr. Hugill is responsible for leading and managing implementation of the Company's clinical business strategy on a worldwide basis. From 1996 to 1997, Mr. Hugill was President and Chief Executive Officer and a member of the Board of Directors of Mediscience Technology Corp., a development stage, biomedical technology company. From 1985 through 1995 he was employed in various senior management capacities at RpScherer Corporation where from 1991 through 1995 he was president of RpScherer North America, that firm's largest operating division.

         Terry C. Black has served as the Company's Vice President of Finance and Chief Financial Officer since June 1994 and has served as the Treasurer and Assistant Secretary since January 1996. Prior to joining the Company, Mr. Black served as Chief Financial Officer for Action Auto Rental, Inc., a Cleveland, Ohio based insurance replacement automobile rental company, from 1992 to 1994. Before joining Action Auto Rental, Mr. Black served in a variety of financial and accounting positions within the insurance replacement rental car industry. In 1993, Action Auto Rental filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code and was subsequently liquidated.

         Patrick G. Chassaigne has served as the President of DataTRAK, Inc. since July 1997. Mr. Chassaigne is responsible for the overall management of the Company's DataTRAK subsidiary, including development of the marketing, strategic planning and operating functions. Prior to joining the Company, Mr. Chassaigne served as Director, Research and Technology Solutions in the Industry Expertise Center of Digital Equipment Corporation in Littleton, Massachusetts. Over the past sixteen years, he has held positions of increasing management responsibility with the common function of delivering technology-based solutions to Research and Development organizations in industries including pharmaceuticals, chemicals, food, automotive and aerospace.

         Gregory A. Folz has served as the Company's Vice President of Marketing and Sales since September 1997. Mr. Folz is responsible for the strategic marketing and business development initiatives for the Company. From June 1996 to September 1997, Mr. Folz served as the Executive Director of GFI. Prior to joining the Company, Mr. Folz was an independent consultant providing strategic marketing direction and research to GFI and other members of the healthcare industry, including 20 major medical centers, health systems and managed care organizations throughout the US.

         Richard J. Kasmer, Pharm.D., J.D., has served as the Company's Vice President of Operations, General Counsel and Assistant Secretary since January 1996. From 1992 to 1996, Dr. Kasmer served as the Company's Vice President of Clinical Operations and Secretary. Dr. Kasmer is responsible for managing the Company's Affiliated Site operations. Prior to joining the Company, Dr. Kasmer was employed by the VA Medical Center in Cleveland, Ohio for eight years and is an established investigator with over 15 years of experience in Phase I through Phase IV trials and has participated in over 80 individual investigations. Dr. Kasmer is a graduate of Creighton University (Pharm.D.) and the Cleveland - Marshall College of Law (J.D.).

         Philip A. Stark has served as the Company's Vice President of Corporate Development since May 1997. Mr. Stark is responsible for direction and negotiation of the Company's partnership, joint-venture, and merger and acquisition activities. In addition, he oversees the Company's investor relations program. Prior to joining the Company, Mr. Stark developed and executed investor relations programs as a consultant. For nearly 20 years, Mr. Stark worked as a banker, in corporate finance and as an investment banker.

         William H. Stigelman, Jr., M.S., Pharm.D., has served as the Company's Vice President of Affiliated Site Relations since December 1992. Dr. Stigelman is responsible for worldwide Affiliated Site development, including the development and implementation of standard operating procedures and quality control procedures for the Affiliated Site Network. Prior to joining the Company, Dr. Stigelman served in a variety of positions during his 23-year career in the United States Air Force. Dr. Stigelman served as director of pharmacy at three Air Force medical centers and as a director of a clinical research facility. As Chief of Clinical Investigations at the Air Force Surgeon General's Office, Dr. Stigelman directed an Air Force wide research program involving more than 1,000 protocols and annual budgets exceeding $8.0 million. Dr. Stigelman is a graduate of the Massachusetts College of Pharmacy (B.S. and M.S.) and the University of Texas (Pharm.D.).

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED
         SHAREHOLDER MATTERS

         The Company's Common Shares are traded on The Nasdaq National Market ("Nasdaq") under the symbol "CCLR". The Common Shares were initially offered to the public on June 11, 1996 at a price of $13.50 per share and commenced trading on Nasdaq on that date. The following table sets forth, for the fiscal years ended December 31, 1996 and 1997, the high and low sale prices per share for the Common Shares, as reported by Nasdaq. These prices do not include retail markups, markdowns or commission.

                                                                High              Low
                                                                ----              ---
                  1996
                  ----
Second Quarter (from June 11, 1996)                           $ 15.00           $ 11.25
Third Quarter                                                 $ 15.25           $  8.00
Fourth Quarter                                                $ 15.50           $  9.75

                  1997
                  ----
First Quarter                                                 $ 12.75           $  7.00
Second Quarter                                                $  8.25           $  5.75
Third Quarter                                                 $  7.38           $  5.63
Fourth Quarter                                                $  6.63           $  4.50

         On February 27, 1998, the last sale price of the Common Shares as reported by Nasdaq was $4.38 per share. As of February 27, 1998, there were 98 holders of record and approximately 1,100 beneficial holders of the Common Shares.

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

ITEM 6.  SELECTED FINANCIAL DATA


                                                                     Year Ended December 31,
                                                 ----------------------------------------------------------------------
                                                     1993           1994           1995          1996           1997
                                                     ----           ----           ----          ----           ----
                                                                (In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenue                                            $  1,423       $  4,047       $ 10,453       $ 25,715      $ 17,327
Direct costs                                            975          2,908          8,491         17,976        12,637
                                                   --------       --------       --------       --------      --------
Gross profit                                            448          1,139          1,962          7,739         4,690
Selling, general and administrative expenses            686          1,386          2,770          6,141        10,009
Special items                                            --             --             --             --         2,995
Depreciation and amortization                           118             59             62            606         1,015
                                                   --------       --------       --------       --------      --------
Income (loss) from operations                          (356)          (306)          (870)           992        (9,329)
Other income (expense)                                    5             92            117          1,038         1,888
                                                   --------       --------       --------       --------      --------
Income (loss) before income taxes                      (351)          (214)          (753)         2,030        (7,441)
Income tax expense (benefit)                             --             --             --            383           (58)
                                                   --------       --------       --------       --------      --------
Net income (loss)                                  $   (351)      $   (214)      $   (753)      $  1,647      $ (7,383)
                                                   ========       ========       ========       ========      ========
Net income (loss) per share: basic                 $  (0.36)      $  (0.13)      $  (0.31)      $   0.36      $  (1.16)
                                                   ========       ========       ========       ========      ========
Shares used in the computation of basic net
income (loss) per share                                 966          1,621          2,464          4,626         6,384
                                                   ========       ========       ========       ========      ========
Net income (loss) per share: diluted               $  (0.36)      $  (0.13)      $  (0.31)      $   0.33      $  (1.16)
                                                   ========       ========       ========       ========      ========
Shares used in the computation of diluted net
income (loss) per share                                 966          1,621          2,464          5,052         6,384
                                                   ========       ========       ========       ========      ========


                                                                       December 31,
                                              ------------------------------------------------------------------
                                                1993          1994            1995           1996         1997
                                                ----          ----            ----           ----         ----
                                                                        (In thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
       investments                           $    207       $  4,105       $  3,011       $ 34,683      $ 33,613
Working capital (deficit)                         (82)         3,879          2,961         39,626        33,021
Total assets                                      651          5,523          7,025         53,687        48,321
Long-term liabilities                              --             --             --             --            --

Retained earnings (accumulated deficit)          (644)          (858)        (1,611)            36        (7,347)
Total shareholders' equity                         30          4,004          3,323         49,548        42,350

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

         The Company is an SMO managing a clinical research network comprised of over 540 Affiliated Sites. Collaborative also manages three owned clinical research sites. Collaborative's revenue is derived by providing Sponsors with an innovative, timely, cost effective and low risk means of selecting clinical research sites and managing clinical trials as part of the pharmaceutical product development process.

         Since commencing operations in 1991, Collaborative has grown through a combination of internal expansion and strategic acquisitions. Collaborative acquired two companies in 1996, GFI and WCE. GFI conducts Phase I through IV clinical research at the Company's three owned clinical research sites. WCE's services include studies necessary to switch prescription drugs to OTC products, label comprehension evaluations and consumer product testing. Both acquisitions have been accounted for under the purchase method of accounting, and the consolidated results of operations include the results of operations of both businesses from their respective acquisition dates. After allocating purchase price to the fair value of the net assets acquired, the Company recorded approximately $8.4 million of goodwill in connection with the acquisitions. The Company amortizes goodwill using the straight-line method over a period of 20 years.

         The Company's wholly owned subsidiary, DataTRAK, was formed in 1996. DataTRAK will provide certain electronic data management services, through its EDC software and QRC, to improve quality, efficiency, and timeliness of the clinical research process.


         The Company's backlog at December 31, 1997 was $25.9 million, as compared to backlog of $22.5 million at December 31, 1996. Backlog is composed of a number of contracts, each with a different term and duration. As is customary, these contracts are subject to modification and/or possible cancellation. Therefore, the amount of backlog is not necessarily indicative of the Company's future quarterly or annual revenues. The Company has taken several steps to reorganize its sales and operating structure, however its future financial performance continues to depend on its success in bringing in new business and converting backlog into revenue. To that end, management expects its financial performance in the first half of 1998 to continue to reflect the weaknesses experienced in the second half of 1997, but believes the remainder of the year will begin to evidence a turn-around in the Company's business.


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

         The Company's contracts generally may be terminated by the Sponsor with or without cause. Some of the reasons clinical trials may be terminated include unexpected results or adverse patient reactions to the drug, inadequate patient enrollment or investigator recruitment, manufacturing problems resulting in shortages of the drug or decisions by the Sponsor to de-emphasize or terminate a particular trial or development efforts on a particular drug. Depending on the size of the trial, a Sponsor's decision to terminate or delay the trial could have a material adverse effect on the Company's backlog, future revenue and profitability.

         The Company's quarterly results can fluctuate as a result of a number of factors, including success in attracting new business, the size and duration of the clinical trials in which the Company and members of its Network of Affiliated Sites participate, the timing of Sponsor decisions to conduct new clinical trials or to cancel or delay ongoing trials, the impact of acquisitions made by the Company and other factors, many of which are beyond the Company's control.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the Company's Statements of Operations, expressed as a percentage of revenue:

                                                          Year Ended December 31,
                                                      --------- ---------- ---------
                                                        1995      1996       1997
                                                        ----      ----       ----

Revenue                                               100.0%    100.0%     100.0%
Direct costs                                            81.2      69.9       72.9
Gross profit                                            18.8      30.1       27.1
Selling, general and administrative expenses            26.5      23.9       57.8
Special items                                            ---       ---       17.3
Depreciation and amortization                            0.6       2.3        5.8
Income (loss) from operations                           (8.3)      3.9      (53.8)
Other income                                             1.1       4.0       10.9
Income (loss) before income taxes                       (7.2)      7.9      (42.9)
Income tax expense (benefit)                             ---       1.5        (.3)

Net income (loss)                                       (7.2)      6.4      (42.6)

--------------

Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

         Revenue decreased by $8.4 million, or 32.7%, from $25.7 million in 1996 to $17.3 million in 1997. The decrease was the result of a $12.8 million decline in revenue from clinical trials conducted within the Company's Network of Affiliated Sites, offset, in part, by the $4.4 million increase in revenue attributable to operations acquired in 1996. The low level of revenue generated by the Affiliated Sites was the result of the Company's inability to attract sufficient new business and convert existing backlog into revenue during 1997. Management has taken actions that it believes will result in growth in the Company's level of backlog during 1998.


         Direct costs include compensation and related fringe benefits for non-administrative employees (including those at Company-owned research facilities) and other expenses directly related to contracts, which can be subcontracted to the Affiliated Sites and other vendors. These costs decreased by $5.4 million, or 30.0%, from $18.0 million in 1996 to $12.6 million in 1997. Direct costs increased as a percentage of revenue from 69.9% in 1996 to 72.9% in 1997. Of the $5.4 million decrease, $9.0 million was caused by the decline in revenue generated by the Affiliated Sites, which was partially offset by an increase of $3.6 million due to the GFI and WCE acquisitions. The increase in direct cost percentage was the result of the Company's low level of revenue and its subsequent inability to leverage fixed costs.


         Selling, general and administrative expenses include all administrative personnel costs, business and Affiliated Site development costs, and all other expenses not directly chargeable to a specific contract. Selling, general and administrative expenses increased by $3.9 million, or 63.9%, from $6.1 million in 1996 to $10.0 million in 1997. Of the $3.9 million increase, approximately $3.3 million reflects normal ongoing expenses, including $1.0 million incurred at acquired research facilities and $1.2 million associated with DataTRAK. The $3.9 million increase also includes approximately $600,000 of expenses related to terminated negotiations for potential acquisitions. As a percentage of revenue, selling, general and administrative expenses increased from 23.9% in 1996 to 57.8% in 1997. The increase in selling, general and administrative expenses as a percentage of revenue reflects the lower absorption of fixed operating costs resulting from decreased revenues, as well as the impact of additional expenses incurred to support the Company's efforts to rebuild sales and backlog, and its strategic initiatives.

         Special items include charges of $3.0 million for costs associated with exiting certain Company activities. The charges were recorded in the fourth quarter of 1997. These charges relate to changes in DataTRAK's business including the write off of software and licenses, and changes in other parts of the Company's business, including the disposal of certain medical equipment, computer equipment, software and licenses, and the closing of a leased facility.

         Depreciation and amortization expense increased by $394,000 from $606,000 in 1996 to $1.0 million in 1997. Of the $394,000 increase, $57,000 resulted from the depreciation of assets acquired with GFI and WCE, $133,000 resulted from the amortization of goodwill and $204,000 resulted from increased capital expenditures.

         Other income increased from $1.0 million in 1996 to $1.9 million in 1997. This was the result of a $791,000 increase in interest income on invested cash (primarily the proceeds of the Company's initial public offering), and a $93,000 decrease in interest expense. Interest expense for 1996 was related the issuance of notes payable to the former shareholders of GFI, and borrowings against the Company's line of credit. Also, there was a $33,000 increase in the Company's share of Health Research Innovations L.L.C's. ("HRI") net loss for the twelve months ended December 31, 1997. The HRI joint venture, between the Company and Pharmaceutical Marketing Services, Inc., was terminated during the second quarter of 1997.

         As a result of the Company's net operating loss for the year ended December 31, 1997, a $198,000 federal income tax benefit has been recorded at December 31, 1997. This benefit represents the refund the Company is to receive from its net operating loss carryback for federal income tax purposes. At December 31, 1997, the Company has a net operating loss carryforward of approximately $5.0 million which will expire in the year 2012. The Company's federal tax benefit is offset by $140,000 of state income taxes for 1997.

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

         Direct costs increased by $9.5 million, or 111.8%, from $8.5 million in 1995 to $18.0 million in 1996. Direct costs decreased as a percentage of revenue from 81.2% in 1995 to 69.9% in 1996. Of the $9.5 million increase, $4.0 million was due to the acquisitions of GFI and WCE, and $5.5 million was due to the number and size of Collaborative's new and ongoing clinical trials. Direct costs for Collaborative's ongoing and new clinical trials, primarily conducted at the Company's Affiliated Sites, decreased from 81.2% to 73.5% as a percentage of revenue for 1995 and 1996, respectively. This reflects the effects of pricing changes implemented by the Company during the second half of 1995 intended to increase prices for certain services and include charges for certain administrative contract costs that had previously been absorbed. As a percentage of revenue, Collaborative's higher direct costs at its Affiliated Sites were offset by the GFI and WCE subsidiaries' lower direct costs.

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


         As a result of the Company's net operating loss carryforwards of $1.4 million for federal income tax purposes, the Company's effective tax rate for 1996 was 19% of pre-tax income. This effective tax rate is reflected in the Company's Consolidated Statement of Operations for the year ended December 31, 1996. The Company fully utilized its net operating loss carryforwards, at December 31, 1995, for federal income tax purposes during 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company's principal sources of cash have been cash flow from operations and proceeds from the sale of equity securities. The Company's investing activities primarily reflect capital expenditures, acquisitions and net purchases of short-term investments.

         The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received upon completion of negotiated performance milestones throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. The Company typically receives a low volume of large-dollar receipts. Accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable (net of allowance for doubtful accounts) was $4.5 million at December 31, 1997 and $8.4 million at December 31, 1996. Deferred revenue was $852,000 at December 31, 1997 and $932,000 at December 31, 1996.

         Cash and cash equivalents increased $872,000 during the year ended December 31, 1997. This was the result of $1.6 million provided by investing activities, offset by $704,000 used in operating activities. Cash used for operating activities resulted primarily from the Company's net loss and working capital needs offset by the decrease in accounts receivable. Investing activities included net proceeds of $3.0 million from purchases and maturities of short-term investments offset by $1.4 million used to purchase property and equipment.


         In January 1998, the Company announced the termination of its technology alliance agreement with ISSC, a unit of IBM Global Services. The alliance was formed in June 1996 to develop and market an electronic data collection and project management system for use in clinical trials. During 1997, the Company invested $1.0 million in the technology alliance. As a result of the termination of the agreement, the unamortized portion of the Company's investment was written off in December 1997. The amount written off does not include expenses incurred by the Company in connection with the technology alliance throughout 1997. The Company and IBM Global Services disagree on a number of issues concerning the parties' financial responsibilities in connection with the termination of the alliance, and have engaged in discussions concerning those matters. To date, those discussions have not resulted in an acceptable resolution of these issues. The Company does not believe that it has any continuing financial obligations to IBM Global Services and, based on information known to date, does not believe that additional expenditures associated with the termination of this alliance, if any, will have a material adverse effect on the Company's results of operations and financial condition.


         In January 1998, DataTRAK purchased the EDC software known as OpusTWO from EDS. The Company will be responsible for funding the future development and testing of this software, which has been renamed DataTRAK EDC(TM). The Company will continue to invest in the development of the DataTRAK(R) process. As related to 1997 fourth quarter expense levels, additional expenses of $1.0 to $1.5 million will be incurred throughout 1998 to build DataTRAK's service infrastructure.

         In March 1998, the Company announced a reorganization plan including a reduction of its personnel. In connection with this plan, the Company will record a charge of approximately $1.4 million in the first quarter of 1998 to recognize costs associated with employee severance and other special items.

         The Company anticipates that its capital expenditures for 1998 will be approximately $2.0 million for its DataTRAK and clinical divisions. The Company's principal cash needs on both a short-term and long-term basis are for the funding of its operations, capital expenditure requirements, and the development of its DataTRAK(R) process and service business. The Company expects to continue expanding its operations through internal growth, joint ventures and alliances, and after its turn-around has been accomplished, through strategic acquisitions. The Company expects such activities will be funded from existing cash and cash equivalents, maturities of short-term investments, cash flow from operations and borrowings under its line of credit.

         The Company has a line of credit agreement with a bank which provides for borrowings up to $5.0 million that bears interest at rates not to exceed prime (no amounts are outstanding at December 31, 1997). The Company's accounts receivable are pledged as collateral on the line of credit. The line of credit agreement also requires that the Company maintain investments of $2.0 million with the bank. Of the $5.0 million line of credit, $2.0 million is considered to be committed and is subject to renewal at January 31, 2000. The $3.0 million uncommitted amount is subject to renewal at July 31, 1998.

         As the Year 2000 approaches, an issue has emerged regarding how existing application software and operating systems can accommodate this date value. The Company is reviewing its systems to determine if any Year 2000 problems may occur. Management does not anticipate incurring any material operating expenses or significant computer system investments to be Year 2000 compliant. However, Year 2000 issues incurred by the Company's Affiliated Sites, Sponsors or other vendors and customers could indirectly affect the Company.

         The Company believes that cash generated from operations, maturities of short-term investments and amounts available under its line of credit will be sufficient to fund its working capital and capital expenditure requirements for the foreseeable future. However, selective acquisitions and joint ventures may play a role in the Company's growth strategy. To the extent that the Company were to acquire additional research organizations, it may require additional capital. There can be no assurance as to the Company's ability to obtain additional financing.

INFLATION

         To date, the Company believes the effects of inflation have not had a material adverse effect on its results of operations or financial condition.


                  INFORMATION ABOUT FORWARD LOOKING STATEMENTS

         Certain statements made in this Annual Report on Form 10-K, other SEC filings or written materials or orally by the Company or its representatives may constitute forward looking statements. The Company wishes to take advantage of the safe harbor for forward looking statements provided by the Securities Litigation Reform Act of 1995 (the "Act"), and is including this information in its Annual Report on Form 10-K in order to do so. The Company has identified the following important factors which could cause the Company's actual operational or financial results to differ materially from any projections, estimates, forecasts or other forward looking statements made by or on behalf of the Company. Under no circumstances should the factors listed below be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward looking statements made by the Company.

LIMITED OPERATING HISTORY; LACK OF PROFITABLE OPERATIONS

         The Company commenced operations in 1991 and has a limited operating history upon which investors may evaluate its performance. With the exception of 1996, the Company has recognized losses in each year since its inception. There can be no assurance that the Company will be profitable during future periods.

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

RISKS ASSOCIATED WITH UNPROVEN BUSINESS STRATEGIES AND EARLY STAGE OF THE COMPANY'S DEVELOPMENT

         The Company's efforts to establish a network of Affiliated Sites and market the Network as a method of streamlining the process of selecting investigators, conducting clinical trials and to establish a standardized EDC and QRC process for collection and management of clinical research data represent a significant departure from the traditional clinical research practices of Sponsors. The long-term viability of the Company's strategy remains unproven. There can be no assurance that the Company's strategy will continue to gain acceptance among Sponsors, research sites or investigators. In that regard, the Company has undertaken a number of strategic initiatives intended to expand the scope of its services. These initiatives are identified in this Form 10-K and in the Company's other SEC filings. All of these initiatives are based upon assumptions made by the Company concerning trends in the clinical research market and the health care industry. Any of these assumptions could prove to be incorrect, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, and there can be no assurance that the Company will be successful in these efforts.

POTENTIAL DELAY OR LOSS OF CONTRACTS

         Although the Company's contracts with Sponsors provide that it is entitled to receive revenue earned through the date of termination, Sponsors generally are free to delay or terminate a clinical trial or the Company's contract related thereto at any time. The length of a typical clinical trial contract varies from several months to several years. Sponsors may delay or terminate clinical trials for several reasons, including unexpected results or adverse patient reactions to a potential product, inadequate patient enrollment or investigator recruitment, manufacturing problems resulting in shortages of a potential product or decisions by the Sponsor to de-emphasize or terminate a particular trial or drug. A Sponsor's decision to delay or terminate a trial in which the Company participates could have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON MAJOR CUSTOMERS

         The Company's primary customers are companies in the pharmaceutical industry. The Company's business is substantially dependent on the research and development expenditures of companies in this industry. During each of the three years in the period ended December 31, 1997, sales to companies in the pharmaceutical industry accounted for more than 69% of the Company's revenue. During 1995 and 1996, respectively, sales to Merck & Co., Inc. accounted for approximately 76% and 22% of the Company's revenue. Also during 1996, sales to Dey Laboratories accounted for 31% of the Company's revenue. Other customers in the pharmaceutical industry have from time to time accounted for more than 10% of the Company's annual revenue. The extent to which the Company relies on sales to one customer varies from period to period, depending upon, among other things, its ability to generate new business, the timing and size of clinical trials and other factors. In light of the Company's small revenue base, it is more dependent on major customers than many of the larger participants in the clinical research industry. The Company's operations could be materially and adversely affected by, among other things, any economic downturn in the pharmaceutical or biotechnology industries, any decrease in their research and development expenditures or a change in the regulatory environment in which these companies operate.

RISKS ASSOCIATED WITH ACQUISITIONS AND JOINT VENTURES

         The Company has made several acquisitions and has begun a number of joint ventures. Management expects to continue to seek and evaluate such opportunities in the future. There can be no assurance that the Company will be able to successfully integrate and profitably manage the businesses acquired and joint ventures entered to date or that it will be able to identify, acquire, successfully integrate or profitably manage additional acquisitions and joint ventures without substantial costs, delays or other problems. In addition, there can be no assurance that such endeavors will be profitable at the time of their acquisition or that these businesses will achieve or maintain revenue and profitability that justify the investment therein. Such endeavors involve a number of special risks, including adverse effects on the Company's reported operating results, potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, diversion of management's attention, dependence on retention, hiring and training of key personnel, risks associated with unanticipated problems or legal liabilities and amortization of goodwill and acquired company intangible assets, or the write off of assets with diminished value, some or all of which could have a material adverse effect on the Company's business, results of operations and financial condition.

EFFECT OF EXPANSION STRATEGY ON THE COMPANY'S CORE BUSINESS

         The Company's efforts to expand the range of its services expose it to significant risks. As the Company expands its ability to conduct clinical research through acquisitions and otherwise, circumstances will arise in which it will compete for research projects with its Affiliated Sites. There can be no assurance as to the impact of this competition on the Company's relationship with its current Affiliated Sites or on its ability to continue to expand the Affiliated Site Network. The Company's inability to continue to expand its Network of Affiliated Sites, or the withdrawal of a significant number of Affiliated Sites or those with expertise in certain therapeutic areas, could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, because of the rapid access to clinical investigators provided by the Company's Affiliated Site Network, CROs have from time to time engaged the Company to assist them in the site selection process. During fiscal 1995, 1996 and 1997, services provided to CROs represented approximately 6%, 7% and 12%, respectively, of the Company's total revenue. There is no assurance that CROs will continue to do business with the Company.

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

LIMITED OBLIGATIONS OF AFFILIATED SITES

         The Company's Network of Affiliated Sites is essential to its business. The Company enters into affiliation agreements with each Affiliated Site. The obligations of Affiliated Sites under the affiliation agreements are limited. Affiliated Sites have full discretion as to whether to participate in clinical research opportunities presented by the Company, are free to pursue research opportunities presented to them from sources other than the Company and may withdraw from the Network at any time.

DEPENDENCE ON KEY PERSONNEL

         As of January 31, 1998, the Company had approximately 150 full-time employees, of whom eight had executive and managerial responsibilities. The Company's growth continues to place significant demands on its management resources. The success of the Company's business is dependent on the services of its senior management team, which changed substantially in 1997. The Company has employment agreements with all but one of its executive officers. The loss of the services of any of its executive officers could have a material adverse effect on the Company. The Company's performance depends on its ability to attract and retain qualified personnel. The level of competition among employers for skilled personnel is high. There can be no assurance that the Company will be able to continue to attract and retain qualified personnel.

GOVERNMENT REGULATION; POTENTIAL IMPACT OF HEALTH CARE REFORM

         Demand for the Company's services is largely a function of the regulatory requirements associated with the approval of an NDA by the FDA. These requirements are more stringent and thus more burdensome than those imposed by many other developed countries. In recent years, efforts have been made to streamline the drug approval process and coordinate U.S. standards with those of other developed countries. Changes in the level of regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures could have a material adverse effect on the demand for the Company's services. Several competing proposals to reform the system of health care delivery in the United States have been considered by Congress from time to time. None of the proposals have been adopted.


         The FDA's guidelines related to the use of computerized systems in clinical trials are still in the early stages of development. There can be no assurance that the DataTRAK(R) process can be kept in compliance with these guidelines as they develop.


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

COMPETITION

         The clinical research industry is highly fragmented and is comprised of several large, full-service CROs and many small CROs and limited service providers. The major competitors in the industry include the research departments of pharmaceutical companies, CROs and SMOs. Many of the Company's competitors have substantially greater financial and other resources than the Company, and there can be no assurance of the Company's ability to continue to compete effectively with these larger competitors. There can be no assurance that these larger competitors will not develop their own networks of Affiliated Sites, nor as to the effect of such competing networks on the Company's operations. The Company may also face competition from other networks of research sites in the recruitment of potential Affiliated Sites.


         The electronic data capture market, which is still developing, is also highly fragmented. The major competitors include EDC software vendors, clinical trial data service companies and in-house development efforts within large pharmaceutical companies. There can be no assurance that the Company will be able to capture or establish the market presence necessary to effectively compete in this emerging sector of the clinical research industry.


POTENTIAL LIABILITY FROM OPERATIONS

         Clinical trials involve the testing of approved and experimental drugs on human beings. This testing carries with it a significant risk of liability for personal injury or death to participants resulting from an adverse reaction to, or improper administration of, the potential product. The Company participates with Sponsors in the site selection process. The Company also contracts on behalf of its customers with physicians who render, and itself renders, professional services including administering the drugs being tested to participants in these trials. Consequently, the Company may be subject to claims in the event of personal injury or death of persons participating in clinical trials and arising from professional malpractice of physicians with whom it has contracted and its own employees. Although the Company is generally indemnified by its clients for such liability, in order for such indemnification to be valid, the Company and its employees and agents must act within the bounds of specific procedural requirements governing the conduct of the clinical trial. Since the value of the Company's indemnification depends on the financial viability of the indemnifying party, there can be no assurance that the Company will be able to rely on such indemnification in each instance of potential liability. In addition, the Company has significant involvement in the patient treatment process at its owned research facilities. Accordingly, the Company's risk of liability for malpractice is increased. If the Company was forced to undertake the defense of, or found financially responsible for, claims based upon the foregoing or related risks, there could be a material adverse effect on the Company's business, results of operations and financial condition.


ANTI-TAKEOVER PROVISIONS, PREFERRED SHARE PURCHASE RIGHTS

         The Company's Articles of Incorporation and By-Laws contain provisions that may discourage a third party from acquiring, or attempting to acquire the Company. These provisions could limit the price that certain investors might be willing to pay for Common Shares of the Company's stock. In addition Preferred Shares of the Company's stock can be issued by the Company's Board of Directors, without shareholder approval, whether under the Company's shareholder rights plan or for other uses determined by the Board. The issuance of Preferred Shares may adversely affect the rights of common shareholders, the market price of the Common Shares and may make it more difficult for a third party to acquire a majority of the outstanding Common Shares of the Company. At the present time, the Company does not plan to issue any Preferred Shares.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Consolidated Financial Statements

                                                                                                 Page
                                                                                                 ----

         Report of Independent Auditors                                                          F-2

         Consolidated Balance Sheets at December 31, 1996 and 1997                               F-3

         Consolidated Statements of Operations for each of the three years
         in the period ended December 31, 1997                                                   F-4

         Consolidated Statements of Shareholders' Equity for each of the three
         years in the period ended December 31, 1997                                             F-5

         Consolidated Statements of Cash Flows for each of the three years in the
         period ended December 31, 1997                                                          F-6

         Notes to Consolidated Financial Statements                                              F-7

         Quarterly results of operations for the year ended December 31, 1997 are included in Note 16 of the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The information regarding Directors appearing under the caption "Election of Directors" in the Company's definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 28, 1998 (the "1998 Proxy Statement") is incorporated herein by reference. Information required by this Item as to the executive officers of the Company is included as
Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 1998 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION


         The information required by this Item is incorporated herein by reference to "Executive Compensation" in the 1998 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The information required by this Item is incorporated herein by reference to "Security Ownership of Principal Holders and Management" in the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         To the extent applicable, the information required by this Item is incorporated herein by reference to "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the 1998 Proxy Statement.


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

         (b)      Reports on Form 8-K.

         No reports were filed on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K.

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

Date:  March 26, 1998

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          Signature                                      Title
          ---------                                      -----


  /s/ Jeffrey A. Green                     President and Chief Executive Officer
--------------------------------            and Director
Jeffrey A. Green                           (Principal Executive Officer)


  /s/ Terry C. Black                       Vice President of Finance, Chief
--------------------------------           Financial Officer and Treasurer
Terry C. Black                             (Principal Financial and Accounting
                                           Officer)


  /s/ Timothy G. Biro                      Director
--------------------------------
Timothy G. Biro


  /s/ Seth B. Harris                       Director
--------------------------------
Seth B. Harris


  /s/ Robert M. Stote                      Director
--------------------------------
Robert M. Stote


  /s/ Alan G. Walton                       Director
--------------------------------
Alan G. Walton

Date:  March 26, 1998

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      PAGE
                                                                                      ----

COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
Report of Independent Auditors                                                         F-2
Consolidated Balance Sheets at December 31, 1996 and 1997                              F-3
Consolidated Statements of Operations for each of the three years in the
  period ended December 31, 1997                                                       F-4
Consolidated Statements of Shareholders' Equity for each of the three
  years in the period ended December 31, 1997                                          F-5
Consolidated Statements of Cash Flows for each of the three years in the
  period ended December 31, 1997                                                       F-6
Notes to Consolidated Financial Statements                                             F-7

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Shareholders
Collaborative Clinical Research, Inc.

         We have audited the accompanying consolidated balance sheets of Collaborative Clinical Research, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Collaborative Clinical Research, Inc. and subsidiaries at December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                         ERNST & YOUNG LLP


Cleveland, Ohio
January 30, 1998

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

================================================================================

                                                                                            DECEMBER 31,
                                                                              ---------------------------------------
                                                                                    1996                1997
                                                                                    ----                ----
                                   ASSETS
Current assets
        Cash and cash equivalents                                                   $ 5,509,460         $ 6,381,512
        Short-term investments                                                       29,173,736          27,231,976
        Accounts receivable, net                                                      8,420,539           4,497,255
        Taxes receivable                                                                     --             197,990
        Notes receivable - officer                                                           --             165,000
        Prepaid expenses                                                                661,292             517,510
                                                                              ------------------  ------------------
                    Total current assets                                             43,765,027          38,991,243

Property, plant and equipment
        Equipment                                                                     1,839,614           2,050,715
        Leasehold improvements                                                          239,373             341,427
                                                                              ------------------  ------------------
                                                                                      2,078,987           2,392,142
        Less accumulated depreciation                                                   458,206             831,291
                                                                              ------------------  ------------------
                                                                                      1,620,781           1,560,851

Goodwill, less accumulated amortization of $288,000
   and $714,000 as of December 31, 1996 and 1997, respectively                        8,131,875           7,727,014
Other assets                                                                            168,910              41,530
                                                                              ------------------  ------------------
                                                                                      8,300,785           7,768,544

                                                                              ------------------  ------------------
                    Total assets                                                   $ 53,686,593        $ 48,320,638
                                                                              ==================  ==================

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
        Accounts payable                                                            $ 1,900,060           $ 779,542
        Accrued expenses                                                              1,306,285           4,338,686
        Deferred revenue                                                                932,460             852,132
                                                                              ------------------  ------------------
                    Total current liabilities                                         4,138,805           5,970,360

Shareholders' equity
        Serial Preferred Shares, without par value; authorized
           1,000,000 shares; none issued                                                     --                  --
        Common Shares, without par value, authorized 15,000,000
           shares; issued and outstanding 6,310,414 and 6,412,872
           shares as of December 31, 1996 and 1997, respectively                     49,511,964          49,697,057
        Retained earnings (accumulated deficit)                                          35,824          (7,346,779)
                                                                              ------------------  ------------------
                    Total shareholders' equity                                       49,547,788          42,350,278

                                                                              ------------------  ------------------
                    Total liabilities and shareholders' equity                     $ 53,686,593        $ 48,320,638
                                                                              ==================  ==================


                             See accompanying notes.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------------------------------
                                                              1995                    1996                   1997
                                                              ----                    ----                   ----

Revenue                                                      $ 10,452,920            $ 25,715,004           $ 17,327,232
Direct costs                                                    8,490,465              17,976,472             12,637,223
                                                        ------------------      ------------------     ------------------

Gross profit                                                    1,962,455               7,738,532              4,690,009

Selling, general and administrative expenses                    2,770,590               6,140,400             10,009,638
Special items                                                           -                       -              2,994,597
Depreciation and amortization                                      61,500                 606,061              1,014,548
                                                        ------------------      ------------------     ------------------

Income (loss) from operations                                    (869,635)                992,071             (9,328,774)

Other income (expense):
   Interest income                                                222,054               1,146,111              1,936,389
   Interest expense                                                     -                 (93,330)                     -
   Loss from joint venture                                       (105,144)                (15,042)               (47,788)
                                                        ------------------      ------------------     ------------------

Income (loss) before income taxes                                (752,725)              2,029,810             (7,440,173)

Income tax expense (benefit)                                            -                 383,200                (57,570)
                                                        ------------------      ------------------     ------------------

Net income (loss)                                              $ (752,725)            $ 1,646,610           $ (7,382,603)
                                                        ==================      ==================     ==================

Net income (loss) per share:

          Basic

          Net income (loss) per share                             $ (0.31)                 $ 0.36                $ (1.16)
                                                        ==================      ==================     ==================
          Weighted average shares outstanding                   2,464,176               4,625,924              6,384,469
                                                        ==================      ==================     ==================

          Diluted

          Net income (loss) per share                             $ (0.31)                 $ 0.33                $ (1.16)
                                                        ==================      ==================     ==================
          Weighted average shares outstanding                   2,464,176               5,052,494              6,384,469
                                                        ==================      ==================     ==================

                             See accompanying notes.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

================================================================================

                                                                                                  PREFERRED SHARES
                                                     -------------------------------------------------------------------------------
                                                           SERIES A                   SERIES B                    SERIES C
                                                     -----------------------  ------------------------  ----------------------------
                                                       NUMBER                   NUMBER                       NUMBER
                                                      OF SHARES   PAR VALUE   OF SHARES   PAR VALUE        OF SHARES     PAR VALUE
                                                    ------------  ----------  --------- --------------  --------------  ------------

BALANCE AT JANUARY 1, 1995                              530,604       $ 531     66,667           $ 67       1,465,658       $ 1,465
   Exercise of Common Share Options
   Series A and Series C Preferred Share dividends        9,396           9                                   110,028           110
   Stock compensation
   Net loss
                                                     -----------  ----------  --------- --------------  --------------  ------------

BALANCE AT DECEMBER 31, 1995                            540,000         540     66,667             67       1,575,686         1,575

   Exercise of Common Share Options
   Exercise of Common Share Warrants
   Issuance of Common Shares in business acquisition
   Series C Preferred Share dividends                                                                          18,780            19
   Initial Public Offering of Common Shares, net
   Conversion of Series A, B and C Preferred Shares    (540,000)       (540)   (66,667)           (67)     (1,594,466)       (1,594)
   Stock compensation
   Net income

                                                     -----------  ----------  --------- --------------  --------------  ------------
BALANCE AT DECEMBER 31, 1996                                 --          --         --             --              --            --

   Exercise of Common Share Options
   Stock compensation
   Net loss

                                                     -----------  ----------  --------- --------------  --------------  ------------
BALANCE AT DECEMBER 31, 1997                                 --      $   --         --           $ --              --       $    --
                                                     ===========  ==========  ========= ==============  ==============  ============


                                                                             COMMON SHARES            RETAINED
                                                       ADDITIONAL     -----------------------------   EARNINGS
                                                         PAID-IN        NUMBER         STATED       (ACCUMULATED
                                                         CAPITAL       OF SHARES       AMOUNT          DEFICIT)        TOTAL
                                                      -------------  -------------  --------------  -------------  -------------

BALANCE AT JANUARY 1, 1995                              $4,848,004        400,000        $ 11,906     $ (858,061)   $ 4,003,912
   Exercise of Common Share Options                                         2,500             375                           375
   Series A and Series C Preferred Share dividends            (119)                                                           -
   Stock compensation                                                                      71,730                        71,730
   Net loss                                                                                             (752,725)      (752,725)
                                                      -------------  -------------  --------------  -------------  -------------

BALANCE AT DECEMBER 31, 1995                             4,847,885        402,500          84,011     (1,610,786)     3,323,292

   Exercise of Common Share Options                                        22,633           8,352                         8,352
   Exercise of Common Share Warrants                                      136,000         884,000                       884,000
   Issuance of Common Shares in business acquisition                      148,148       2,000,000                     2,000,000
   Series C Preferred Share dividends                          (19)                                                          --
   Initial Public Offering of Common Shares, net                        3,400,000      41,656,465                    41,656,465
   Conversion of Series A, B and C Preferred Shares     (4,847,866)     2,201,133       4,850,067                            --
   Stock compensation                                                                      29,069                        29,069
   Net income                                                                                          1,646,610      1,646,610

                                                      -------------  -------------  --------------  -------------  -------------
BALANCE AT DECEMBER 31, 1996                                    --      6,310,414      49,511,964         35,824     49,547,788

   Exercise of Common Share Options                                       102,458         170,737                       170,737
   Stock compensation                                                                      14,356                        14,356
   Net loss                                                                                           (7,382,603)    (7,382,603)

                                                      -------------  -------------  --------------  -------------  -------------
BALANCE AT DECEMBER 31, 1997                            $        --      6,412,872     $49,697,057   $ (7,346,779)   $42,350,278
                                                      =============  =============  ==============  =============  =============



                             See accompanying notes.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

                                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------------------
                                                                            1995               1996                1997
                                                                            ----               ----                ----

OPERATING ACTIVITIES
     Net income (loss)                                                 $   (752,725)       $  1,646,610        $ (7,382,603)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Equity loss in HRI                                                105,144              15,042              47,788
          Depreciation and amortization                                      61,500             606,061           1,014,548
          Provision for doubtful accounts                                    24,000              93,643             194,044
          Accretion of discount on investments                             (143,526)           (919,723)         (1,078,577)
          Stock compensation expense                                         71,730              29,069              14,356
          Special items                                                           -                   -           2,994,597
          Changes in operating assets and liabilities:
               Accounts  and taxes receivable                            (1,758,815)         (2,628,285)          3,531,250
               Prepaid expenses                                            (623,770)             78,629             143,782
               Other assets                                                 (19,653)            (91,972)             85,062
               Accounts payable and accrued expenses                      2,245,428          (1,056,152)           (188,122)
               Deferred revenue                                             (62,403)           (199,964)            (80,328)
                                                                       ------------        ------------        ------------
     Net cash used in operating activities                                 (853,090)         (2,427,042)           (704,203)

INVESTING ACTIVITIES
     Purchases of property and equipment                                   (241,722)           (932,953)         (1,422,979)
     Purchases of businesses (net of cash acquired)                               -          (7,278,038)            (21,370)
     Maturities of short-term investments                                 3,075,700          25,749,178          50,519,484
     Purchases of short-term investments                                 (1,798,072)        (52,148,794)        (47,499,147)
     Investment in HRI                                                     (143,081)            (27,225)             (5,470)
                                                                       ------------        ------------        ------------
     Net cash provided by (used in) investing activities                    892,825         (34,637,832)          1,570,518

FINANCING ACTIVITIES
     Borrowings on line of credit                                                 -           1,271,111                   -
     Payments on line of credit                                                   -          (2,402,520)                  -
     Issuance of notes receivable - officer                                       -                   -            (165,000)
     Proceeds from issuance of shares                                           375          42,548,818             170,737
                                                                       ------------        ------------        ------------
     Net cash provided by  financing activities                                 375          41,417,409               5,737

                                                                       ------------        ------------        ------------
Increase in cash and cash equivalents                                        40,110           4,352,535             872,052

Cash and cash equivalents at beginning of year                            1,116,815           1,156,925           5,509,460
                                                                       ------------        ------------        ------------

Cash and cash equivalents at end of year                               $  1,156,925        $  5,509,460        $  6,381,512
                                                                       ============        ============        ============

Cash paid during the year for interest                                 $          -        $     93,330        $          -
                                                                       ============        ============        ============

Cash paid during the year for income taxes                             $          -        $          -        $    397,012
                                                                       ============        ============        ============

                             See accompanying notes.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
================================================================================


1.  ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Collaborative Clinical Research, Inc. (the "Company") is an SMO managing a network of affiliated and owned clinical research sites. The Company provides Sponsors of clinical research (primarily pharmaceutical and biotechnology companies and, in selected cases, contract research organizations) with an innovative, timely, cost effective and low risk means of selecting clinical research sites and managing clinical trials as part of the pharmaceutical product development process.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Revenue and related direct costs of revenue are recognized as specific contract terms are fulfilled under the percentage of completion method (the units of delivery method). Fees for individual contract services are fixed upon execution of the contract and provide for payment for all work performed. Pass-through costs that are paid directly by the Company's clients, and for which the Company does not bear the risk of performance, are excluded from revenue. The termination of a contract results in no material adjustments to the revenue or costs previously recognized.

The following sets forth the revenue generated by customers who accounted for more than 10% of the Company's revenue during each of the periods presented (in thousands):

                                 YEARS ENDED DECEMBER 31,
                   ---------------- ----------------- ----------------
    CUSTOMER            1995              1996             1997
    --------            ----              ----             ----
        A              $7,935            $5,754             $*
        B                 *               7,925              *
        C                 *                *               1,779
        D                 *                *               2,184

*  Less than 10% of revenue.


CONCENTRATION OF CREDIT RISK

The Company is subject to credit risk through accounts receivable and short-term investments. Credit risk with respect to accounts receivable is minimized because of the diversification of the Company's customer base and its geographical dispersion. The Company generally does not require collateral and the majority of its accounts receivable is unsecured. Short-term investments are placed with high credit-quality financial institutions or in short-duration with high credit-quality debt securities. The Company limits the amount of credit exposure in any one institution or type of investment instrument.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
================================================================================


CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Investments in cash equivalents are carried at cost which approximates market value.

PREPAID EXPENSES

Included in prepaid expenses is $108,300 and $126,600 at December 31, 1996 and 1997, respectively, advanced to vendors for services to be provided under current contracts.

SHORT-TERM INVESTMENTS

Short-term investments are comprised of U.S. Treasury securities and obligations of U.S. government agencies, obligations of states and U.S. corporate securities with maturities of one year or less. These securities are stated at amortized cost, which approximates fair value. The Company has the positive intent and ability to hold the securities to maturity.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciable assets consist of medical, office and computer equipment. Depreciation on equipment is computed using the straight-line method over estimated useful lives of 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the lesser of the assets' estimated useful life or the lease term.

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

NET INCOME (LOSS) PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("Statement 128"), which replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to the Statement 128 requirements.

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

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
================================================================================


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

FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to the short-term of these financial instruments. Investments are reported at amortized cost which approximates fair value.

ADVERTISING COSTS

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $309,000, $173,000 and $302,000 for 1995, 1996 and 1997, respectively.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year reporting presentation.

2.  SPECIAL ITEMS

Results of operations for 1997 include fourth quarter charges of $2,994,597 or ($0.47) per share for costs associated with exiting certain Company activities. These charges were for the disposal of certain medical equipment, computer software and licenses and the closing of a leased facility. In addition the Company has made a provision for its best estimate of costs associated with the termination of the technology alliance between IBM and the Company's wholly owned subsidiary, DataTRAK, Inc.

3.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                  DECEMBER 31,
                                        ----------------- ----------------
                                              1996             1997
                                              ----             ----
Billed                                  $  6,731,028       $  3,527,078
Unbilled                                   1,953,011          1,280,177
Allowance for doubtful accounts             (263,500)          (310,000)
                                        ------------       ------------
                                        $  8,420,539       $  4,497,255
                                        ============       ============

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
================================================================================


4.  NOTE RECEIVABLE - OFFICER

In September 1997, the Company loaned an officer of DataTRAK, Inc. $165,000 as part of a relocation package. The loan bears interest at the applicable federal rate, adjusted on a monthly basis. The note, plus any accrued but unpaid interest, is payable on demand.

5.  FINANCING ARRANGEMENTS

The Company has a line of credit agreement with a bank which provides for borrowings up to $5.0 million that bears interest at rates not to exceed prime (no amounts are outstanding at December 31, 1996 and 1997). The Company's accounts receivable are pledged as collateral on the line of credit. The line of credit agreement also requires that the Company maintain investments of $2.0 million with the bank. Of the $5.0 million line of credit, $2.0 million is considered to be committed and is subject to renewal at January 31, 2000. The $3.0 uncommitted amount is subject to renewal at July 31, 1998.

6.  SHORT-TERM INVESTMENTS

The following is a summary of held-to-maturity securities:

                                                                       DECEMBER 31,
                                        ----------------------------------------------------------------------
                                                   1996                                   1997
                                        ----------------------------------    --------------------------------
                                                             AMORTIZED                           AMORTIZED
                                              COST              COST              COST             COST
                                              ----              ----              ----             ----
U.S. Treasury securities and
  obligations of U.S. government
  agencies                                $17,419,974       $17,640,993       $ 8,985,366       $ 9,132,615
Obligations of states and political
  subdivisions                              2,500,000         2,506,783               ---               ---
U.S. corporate securities                   8,893,180         9,025,960        17,728,082        18,099,361
                                          -----------       -----------       -----------       -----------
                Total                     $28,813,154       $29,173,736       $26,713,448       $27,231,976
                                          ===========       ===========       ===========       ===========


7.  INCOME TAXES

Income tax expense (benefit) consists of the following for the years ended December 31, 1996 and 1997:

                                  December 31, 1996                               December 31, 1997
                    ------------------------------------------------ -------------------------------------------
                      Current        Deferred          Total           Current        Deferred          Total
                      -------        --------          -----           -------        --------          -----
Federal             $ 209,200       $ (10,000)      $ 199,200       $  (197,990)     $     ---      $  (197,990)
State and local       185,700          (1,700)        184,000           140,420            ---          140,420
                    ---------      ----------      ----------       ------------     ---------      -----------
                    $ 394,900      $  (11,700)     $  383,200       $   ( 57,570)    $     ---      $  ( 57,570)
                    =========      ==========      ==========       ============     =========      ===========

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
================================================================================

A reconciliation of income taxes at the United States Federal statutory rate to the effective income tax rate for the year ended December 31, 1996 and 1997 is as follows:

                                                                 December 31,
                                                       -------------------------------
                                                           1996                1997
                                                       -----------        -----------
Income taxes at the United States statutory rate       $   706,800        $(1,897,400)
State and local income taxes                               162,500            140,420
Net operating loss carryforwards                          (476,500)               ---
Valuation allowance                                            ---          2,396,000
Allowances and accruals                                     (9,600)          (696,590)
                                                       -----------        -----------
                                                       $   383,200        $   (57,570)
                                                       ===========        ===========

At December 31, 1997 the Company had a net operating loss carryforward of approximately $5.0 million which will expire in the year 2012. The significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                              DECEMBER 31,
                                          ----------------------------------------------------------
                                                1995                 1996                 1997
                                                ----                 ----                 ----
Deferred tax assets (liabilities):
    Net operating loss carryforwards       $    568,000        $         ---        $    1,706,000
    Allowances and accruals                      79,000              106,000               873,000
    Depreciation and amortization                (9,000)             (53,000)             (130,000)
                                          ----------------     ----------------     ----------------
                                                638,000               53,000             2,449,000
    Valuation allowance                        (638,000)             (53,000)           (2,449,000)
                                          ----------------     ----------------     ----------------
    Net deferred tax assets recorded      $         ---        $         ---        $          ---
                                          ================     ================     ================

8.  OPERATING LEASES

The Company leases certain office equipment and space. Rent expense relating to these operating leases was approximately $123,000, $580,000 and $1,010,000 in 1995, 1996 and 1997, respectively. Future minimum lease payments for the Company under noncancelable operating leases as of December 31, 1997 are as follows:

         YEARS ENDING DECEMBER 31,             AMOUNT
         -------------------------             ------

         1998                               $    867,400
         1999                                    936,600
         2000                                    912,400
         2001                                    836,000
         2002                                    342,000
                                            ------------
                                              $3,894,400
                                            ============

9.  SHAREHOLDERS' EQUITY

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

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
================================================================================


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


Serial Preferred Shares

At December 31, 1996 and 1997, the Company had 1,000,000 Serial Preferred Shares, without par value, authorized, with none outstanding.

10.  SHARE OPTION PLANS

The Company has four share option plans. At December 31, 1997, the Company had reserved 955,833 Common Shares for the exercise of Common Share options. The weighted average contractual life of all options outstanding was 8.3 years as of December 31, 1997. The range of exercise prices for all options outstanding at December 31, 1997 was $0.15 to $15.00; the weighted average exercise price was $5.29. At December 31, 1997 there were 196,500 options exercisable at a weighted average price of $2.54.



The Amended and Restated 1994 Directors' Share Option Plan ("Director Plan") was established by the Company in July 1994. The Director Plan provided for the granting of a maximum of 11,000 options to purchase Common Shares to directors of the Company for their participation in Board of Directors' meetings. The option price per share is equal to the fair market value of a Common Share on the date of grant. Options fully vest after six months and one day from the date of grant, and all options granted under the Director Plan expire ten years after the grant date.

The Amended and Restated 1992 Share Incentive Plan ("1992 Plan") was approved by the Company's shareholders on September 23, 1992. The 1992 Plan provided for the granting of a maximum of 481,333 options to purchase Common Shares to key employees and consultants of the Company and its affiliates. Prior to May 1995, options to purchase 316,499 Common Shares were granted at exercise prices of less than the fair market value of a Common Share on the date of grant. The Company has recognized compensation expense related to these Common Share options of $71,730 in 1995, $29,069 in 1996 and $14,356 in 1997. Options
awarded under the plan vest in equal increments over a three to five year period commencing on the first anniversary date of the grant. If all options vest, additional compensation expense of $5,584 will be recognized through 1998. Subsequent to April 1995, all options to purchase Common Shares awarded under the 1992 Plan were granted at exercise prices that represented the fair market value of a Common Share on the date of grant. All options granted under the 1992 Plan expire ten years after the grant date.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
================================================================================




The Amended and Restated 1996 Outside Directors' Stock Option Plan ("1996 Director Plan") was established by the Company in February 1996. The 1996 Director Plan provides for the granting of a maximum of 50,000 options to purchase Common Shares to outside directors of the Company. The option price per share is equal to the fair market value of a Common Share on the date of grant. Options fully vest after one year and one day from the date of grant, and all options granted under the 1996 Director Plan expire ten years after the grant date.

The Amended and Restated 1996 Key Employees and Consultants Stock Option Plan ("1996 Plan") was established by the Company in February 1996. The 1996 Plan provides for the granting of a maximum of 557,667 options to purchase Common Shares to key employees and consultants of the Company and its affiliates. Vesting of options awarded under the plan is determined by the Company's Compensation Committee, as appointed by the Board of Directors, and all options granted under the 1996 Plan expire ten years after the grant date.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
================================================================================


Information regarding the Company's share option plans is summarized below:

                                            1992           DIRECTOR         1996        1996 DIRECTOR
                                            PLAN             PLAN           PLAN            PLAN
                                            ----             ----           ----            ----
Outstanding at January 1, 1995             301,999           2,666             ---             ---
     Granted                               190,000           6,000             ---             ---
     Exercised                              (2,500)            ---             ---             ---
     Canceled                              (10,666)            ---             ---             ---
                                          --------        --------        --------        --------
Outstanding at December 31, 1995           478,833           8,666             ---             ---
     Granted                                   ---           1,334          93,800           9,000
     Exercised                             (22,633)            ---             ---             ---
     Canceled                              (46,000)            ---             ---             ---
                                          --------        --------        --------        --------
Outstanding at December 31, 1996           410,200          10,000          93,800           9,000
     Granted                                   ---             ---         278,600           9,000
     Exercised                            (102,458)            ---             ---             ---
     Canceled                             (94,000)          (3,167)        (40,200)         (6,000)
                                          --------        --------        --------        --------
Outstanding at December 31, 1997           213,742           6,833         332,200          12,000
                                          ========        ========        ========        ========

Options available to grant at:
     December 31, 1997                         ---             ---         245,467          38,000
                                          ========        ========        ========        ========

Average option price per share:
     At December 31, 1995                 $   1.85        $   3.45        $    ---        $    ---
     At December 31, 1996                     1.75            4.27           11.36            9.60
     At December 31, 1997                     0.70            4.54            7.74            8.93

Options exercisable:
     At December 31, 1995                  118,183           5,666             ---             ---
     At December 31, 1996                  200,450          10,000             ---           9,000
     At December 31, 1997                  158,617           6,833          19,050          12,000

Average price of options granted:
     At December 31, 1995                 $   4.35        $   3.46        $    ---        $    ---
     At December 31, 1996                      ---            9.60           11.36            9.60
     At December 31, 1997                      ---             ---            6.95            8.25

Average price of options exercised:
     At December 31, 1995                 $   0.15            $---            $---            $---
     At December 31, 1996                     0.37             ---             ---             ---
     At December 31, 1997                     1.67             ---             ---             ---

Average price of options canceled:
     At December 31, 1995                 $   0.18            $---            $---            $---
     At December 31, 1996                     3.39             ---             ---             ---
     At December 31, 1997                     2.81            3.68           10.78            8.93

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
================================================================================


11.  STOCK BASED COMPENSATION


The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. As discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25 compensation expense has been recognized for all options granted at less than the fair market value of the Company's Common Shares on the date of grant (see footnote 10).

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997, respectively: risk free interest rate of 5.0%, 5.0% and 6.0%, a volatility factor of the expected market price of the Company's Common Shares of 0.53, 0.53 and 0.66, and a dividend yield of 0.0% for each year and a weighted-average expected life of the option of seven years. Using the Black-Scholes model, the weighted-average fair value of options granted during 1995, 1996 and 1997 was $2.73, $6.66, and $5.18, respectively.


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

For purposes of pro forma disclosures, the estimated value of the options is amortized to expense over the options' vesting period. The pro forma results are not necessarily indicative of what would have occurred had the Company adopted Statement 123. The Company's pro forma information follows:

                                                              YEAR ENDED DECEMBER 31,
                                                 ---------------- ----------------- ----------------
                                                      1995              1996             1997
                                                      ----              ----             ----
Pro forma net income (loss)                       $  (795,548)     $  1,410,028      $ (7,835,677)
Pro forma basic income (loss) per share           $     (0.33)     $       0.31      $      (1.29)
Pro forma diluted income (loss) per share         $     (0.33)     $       0.28      $      (1.29)


12.  RETIREMENT SAVINGS PLAN

The Company sponsors The Collaborative Clinical Research, Inc. Retirement Savings Plan (the "Plan") as defined by section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all employees who elect to participate. Participants may contribute up to 20% of their annual compensation into a variety of mutual fund options or Common Shares of the Company's stock. Matching and profit sharing contributions by the Company are discretionary.


13.  ACQUISITIONS

During the year ended December 31, 1996, the Company completed two acquisitions. Effective January 31, 1996, the Company acquired GFI, located in Evansville, Indiana. The purchase price was $6.0 million and consisted of

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
================================================================================


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

                                                     YEAR ENDED DECEMBER 31,
                                                 ---------------- -----------------
                                                      1995              1996
                                                      ----              ----
Pro forma revenue                                 $ 19,907,997      $ 28,769,847
Pro forma net income (loss)                       $ (1,380,034)     $  1,469,184
Pro forma basic income (loss) per share           $      (0.46)     $       0.24
Pro forma diluted income (loss) per share         $      (0.46)     $       0.22

14.  INVESTMENT IN HRI

In June 1995, the Company entered into an equally owned joint venture, Health Research Innovations L.L.C. ("HRI"), with Pharmaceutical Marketing Services, Inc. ("PMSI") to collect health care information. Through HRI, the Company and PMSI marketed their health care data collection and analysis capabilities to the health care industry. During 1997, the joint venture was terminated. The Company accounted for its investment in HRI using the equity method.

15.  NET INCOME (LOSS) PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement 128, which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported net income (loss) per share. In addition, effective February 3, 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 98. SAB 98 revises the views of the staff contained in certain topics of the staff accounting bulletin series, including SAB 83, "Earnings Per Share Computations in an Initial Public Offering," to be consistent with the provisions of Statement 128. All earnings per share amounts for all periods have been restated to conform to the requirements of Statement 128 and SAB No. 98.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
================================================================================


The following table sets forth the computation of basic and diluted earnings per share.

                                                              YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------
                                                       1995              1996               1997
                                                       ----              ----               ----
Net income (loss) used in the calculation of
  basic and diluted earnings per share             $  (752,725)       $ 1,646,610       $(7,382,603)
                                                   ===========        ===========       ===========
Denominator for basic net income (loss) per
  share - weighted average Common Shares
  outstanding                                        2,464,176          4,625,924         6,384,469

Effect of dilutive Common Share options and
  warrants                                                 ---            426,570               ---
                                                   -----------        -----------       -----------

Denominator for diluted net income (loss)
  per share                                          2,464,176          5,052,494         6,384,469
                                                   ===========        ===========       ===========
Basic net income (loss) per share                  $     (0.31)       $      0.36       $     (1.16)
                                                   ===========        ===========       ===========
Diluted net income (loss) per share                $     (0.31)       $      0.33       $     (1.16)
                                                   ===========        ===========       ===========

Certain Common Share options were excluded from the computation of diluted earnings per share since the exercise prices were greater than the average market price of Common Shares which would have an antidilutive effect on net income (loss) per share.

16.  QUARTERLY DATA (UNAUDITED)

Selected quarterly data is as follows (in thousands):

                                                YEAR ENDED DECEMBER 31, 1996
                                    -------------------------------------------------------
                                       FIRST        SECOND         THIRD          FOURTH
                                      QUARTER       QUARTER       QUARTER         QUARTER
                                    ----------     ---------      --------      -----------
Revenue                              $ 5,303        $ 6,842        $ 7,176        $ 6,394
Gross profit                           1,290          2,012          2,294          2,143
Income from operations                    98            347            411            136
Net income                                56            288            709            594
Net income per share:  basic            0.02           0.09           0.11           0.09
Net income per share:  diluted          0.02           0.08           0.11           0.09

                                                 YEAR ENDED DECEMBER 31, 1997
                                    -------------------------------------------------------
                                       FIRST        SECOND         THIRD          FOURTH
                                      QUARTER       QUARTER       QUARTER         QUARTER
                                    ----------     ---------      --------      -----------

Revenue                              $ 4,578        $ 4,459        $ 3,647        $ 4,643
Gross profit                           1,407          1,240            838          1,205
Loss from operations                    (797)        (1,079)        (1,957)        (5,496)
Net loss                                (418)          (487)        (1,462)        (5,016)
Net loss per share:  basic             (0.07)         (0.08)         (0.23)         (0.78)
Net loss per share:  diluted           (0.07)         (0.08)         (0.23)         (0.78)

Note: Net income per share for the year ended December 31, 1996 does not equal the sum of the quarterly net income per share amounts because of the Company's initial public offering in 1996.

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

4.2      Credit Agreement between the Company and Key Bank, dated October 1, 1997

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

10.5     Form of Affiliation Agreement by and among the Company and physicians                   (A)

10.6     Form of Affiliation Agreement by and among the Company and research institutions        (A)

10.7     Form of Indemnification Agreement                                                       (A)

10.8     Limited Liability Company Agreement, dated as of June 1, 1995, by and among the
         Company and PMSI                                                                        (A)

10.9     Employment Agreement between the Company and Richard J. Kasmer, dated
         June 14, 1994                                                                           (A)

10.10    Employment Agreement between the Company and Jeffrey A. Green, dated
         July 1, 1994                                                                            (A)

10.11    Employment Agreement between the Company and William H. Stigelman, Jr.,
         dated July 15, 1994                                                                     (A)

10.12    Employment Agreement between the Company and Terry C. Black,
         dated July 20, 1994                                                                     (A)

10.13    Employment Agreement between the Company and Philip A. Stark,
         dated May 2, 1997                                                                       (E)

EXHIBIT NO.                   DESCRIPTION                                                        PAGE
-----------                   -----------                                                        ----

10.14    Employment Agreement between the Company and Patrick G. Chassaigne,
         dated July 6, 1997                                                                      (F)

10.15 Employment Agreement between the Company and Herbert L. Hugill, dated December 8, 1997

10.16    Collaborative Clinical Research, Inc. Retirement Savings Plan                           (G)

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

10.19    License Agreement, dated October 16, 1996, between Collaborative Holdings, Inc. and
         Walker Information, Inc.                                                                (B)

21.1     Subsidiaries of the Company

23.1     Consent of Ernst & Young LLP

27.1     Financial Data Schedule


--------------------------------------------------------------------------------

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

(E) Incorporated herein by reference to the appropriate exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1997 (Commission file No. 000-20699).

(F) Incorporated herein by reference to the appropriate exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1997 (Commission file No. 000-20699).

(G) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 (Registration statement No. 333-26251).