Form 10-Q
period 1998-03-31
COLLABORATIVE CLINICAL RESEARCH INC
filed 1998-05-12
CIK 886530

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1998
                                                 --------------

                        Commission file number 000-20699
                                               ---------

                      COLLABORATIVE CLINICAL RESEARCH, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Ohio                                       34-1685364
---------------------------------------------       --------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

         20600 Chagrin Boulevard
             Cleveland, Ohio                                    44122
---------------------------------------------       --------------------------
(Address of principal executive offices)                     (Zip Code)


                                 (216) 491-9930
--------------------------------------------------------------------------------
               (Registrants telephone number, including area code)


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

The number of Common Shares, without par value, outstanding as of April 30, 1998 was 6,422,372.

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                (Note A)              (Unaudited)
                                                                              December 31,             March 31,
                                                                                  1997                   1998
                                                                            -----------------      ------------------
                                  ASSETS

Current assets:
        Cash and cash equivalents                                                $ 6,381,512             $ 5,722,973
        Short-term investments                                                    27,231,976              27,545,873
        Accounts receivable, less allowances                                       4,497,255               1,635,889
        Prepaid expenses                                                             517,510                 435,380
                                                                            -----------------      ------------------
            Total current assets                                                  38,628,253              35,340,115

Property and equipment, at cost
        net of accumulated depreciation and amortization                           1,560,851               2,276,503
Goodwill, less accumulated amortization                                            7,727,014               7,621,504
Other assets                                                                         404,520                 272,757
                                                                            -----------------      ------------------
            Total assets                                                        $ 48,320,638            $ 45,510,879
                                                                            =================      ==================

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                           $ 779,542               $ 602,318
        Accrued expenses                                                           4,338,686               5,189,744
        Deferred revenue                                                             852,132                 983,815
                                                                            -----------------      ------------------
            Total current liabilities                                              5,970,360               6,775,877

Shareholders' equity:
        Foreign currency translation                                                   -----                  (1,714)
        Serial preferred shares, without par value, 1,000,000 shares
           authorized, none issued                                                     -----                   -----
        Common shares, without par value, authorized 15,000,000
           shares; issued and outstanding 6,412,872 shares as of
           December 31, 1997 and 6,422,372 as of March 31,1998                    49,697,057              49,701,821
        Retained earnings (accumulated deficit)                                   (7,346,779)            (10,965,105)
                                                                            -----------------      ------------------
            Total shareholders' equity                                            42,350,278              38,735,002

                                                                            -----------------      ------------------
            Total liabilities and shareholders' equity                          $ 48,320,638            $ 45,510,879
                                                                            =================      ==================


Note A: The balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


            See notes to condensed consolidated financial statements.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 Three Months Ended
                                                                     March 31,
                                                        -------------------------------------
                                                              1997                 1998
                                                        ----------------     ----------------
Revenue                                                     $ 4,578,284          $ 2,364,283

Direct costs                                                  3,170,807            2,025,077
                                                        ----------------     ----------------

Gross profit                                                  1,407,477              339,206

Selling, general and administrative expenses                  1,978,095            2,657,311
Special items                                                     -----            1,439,762
Depreciation and amortization                                   226,193              270,590
                                                        ----------------     ----------------

Loss from operations                                           (796,811)          (4,028,457)

Other income (expense):
   Interest income                                              467,769              465,132
   Loss from joint venture                                      (54,237)               -----
                                                        ----------------     ----------------

Loss before income taxes                                       (383,279)          (3,563,325)

Income tax expense                                               35,107               55,000
                                                        ----------------     ----------------

Net loss                                                     $ (418,386)        $ (3,618,325)
                                                        ================     ================

Basic and diluted net loss per share                         $    (0.07)        $      (0.56)
                                                        ================     ================

Weighted average common shares outstanding                    6,342,339            6,418,794
                                                        ================     ================



            See notes to condensed consolidated financial statements.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                        Three Months Ended March 31,
                                                                    -------------------------------------
                                                                         1997                 1998
                                                                    ----------------     ----------------
OPERATING ACTIVITIES
     Net income (loss)                                                   $ (418,386)        $ (3,618,325)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
          Depreciation and amortization                                     226,193              270,590
          Other                                                             (74,487)            (368,119)
          Changes in operating assets and liabilities:
               Accounts receivable                                        2,609,582            2,835,364
               Accounts payable and accrued expenses                       (377,852)             673,829
               Other                                                       (165,640)             173,776
                                                                    ----------------     ----------------
     Net cash provided by (used in) operating activities                  1,799,410              (32,885)

INVESTING ACTIVITIES
     Purchases of property and equipment                                   (132,282)            (884,949)
     Purchase of businesses (net of cash acquired)                          (23,623)
     Maturities of short term investments                                16,315,377           15,970,008
     Purchases of short term investments                                (16,133,738)         (15,885,321)
     Investment in HRI                                                      (25,000)               6,800
                                                                    ----------------     ----------------
     Net cash provided by (used in) investing activities                        734             (793,462)

FINANCING ACTIVITIES
     Repayment of note receivable-officer                                     -----              165,000
     Net proceeds from issuance of common shares                             33,775                1,950
                                                                    ----------------     ----------------
     Net cash provided by (used in) financing activities                     33,775              166,950

Effect of exchange rate on cash                                               -----                  858
                                                                    ----------------     ----------------

Increase (decrease) in cash and cash equivalents                          1,833,919             (658,539)
Cash and cash equivalents at beginning of period                          5,509,460            6,381,512
                                                                    ----------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 7,343,379          $ 5,722,973
                                                                    ================     ================



           See notes to condensed consolidated financial statements.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997 (File No. 000-20699).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that might affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  FOREIGN CURRENCY TRANSLATION

The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates. Revenue and expense accounts of these operations are translated at average rates prevailing during the period. These translation adjustments are accumulated in a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in determining net income (loss) for the period in which the exchange rate changes.

3.  NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

                                                   THREE MONTHS ENDED MARCH 31,
                                                 -------------------------------
                                                      1997              1998
                                                      ----              ----
Net loss used in the calculation of basic and
    diluted earnings per share                   $ (418,386)       $  (3,618,325)
                                                 ==========        =============
Denominator for basic net loss per share -
    weighted average Common Shares
    outstanding                                   6,342,339            6,418,794
Effect of dilutive Common Share options and
    Warrants                                         ---                ---
                                                 ----------        -------------
Denominator for diluted net loss per share        6,342,339            6,418,794
                                                 ==========        =============
Basic net loss per share                         $    (0.07)       $       (0.56)
                                                 ==========        =============
Diluted net loss per share                       $    (0.07)       $       (0.56)
                                                 ==========        =============


Common Share options were excluded from the computation of diluted earnings per share due to the Company's net loss. Inclusion of these options in the computation of diluted earnings per share would have an antidilutive effect on net loss per share.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998
                                   (UNAUDITED)


4.  SPECIAL ITEMS

In March 1998, the Company announced a reorganization plan including a reduction of its personnel. In connection with this plan, the Company recorded a charge of $1,439,762 in the first quarter of 1998 to recognize costs associated with employee severance and other special items.

5.  SEGMENT DISCLOSURES AND RELATED INFORMATION

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Management has not completed its review of SFAS 131, but anticipates reporting information for two segments (Clinical division and DataTRAK, Inc.) for the year ended December 31, 1998.

6.  RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year reporting presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information set forth and discussed below for the three months ended March 3l, 1998 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

GENERAL

Collaborative Clinical Research, Inc. ("Collaborative" or the "Company") is a multi-specialty Site Management Organization ("SMO"). Collaborative's customers ("Sponsors") are primarily pharmaceutical and biotechnology companies and, to a lesser extent, contract research organizations, ("CRO's"). The Company, through its Clinical division and its wholly owned subsidiary, DataTRAK, Inc., assists Sponsors in conducting the clinical research necessary to obtain regulatory approval for new drugs. Collaborative's Clinical division provides Sponsors with an innovative, timely, cost effective and low risk means of selecting clinical research sites and managing clinical trials through its international network of over 540 affiliated research sites ("Affiliated Sites"). The Clinical division also conducts clinical research at the Company's three owned research sites. DataTRAK will provide certain electronic data management services, through its EDC software and quality review center, to improve quality, efficiency, and timeliness of the clinical research process.

The Company's contracts provide a fixed price for each component or service delivered. The ultimate contract value depends on such variables as the number of research sites selected, patients enrolled and other services required by the Sponsor. Generally, the Company's contracts range in duration from several months to several years. As services are performed over the life of the contract, revenue is earned under the percentage of completion method utilizing units of delivery. Costs associated with contract revenue are recognized as incurred. Pass-through costs that are paid directly by the Company's Sponsors, and for which the Company does not bear the risk of economic loss, are excluded from revenue. These clinical trial costs can include investigator meeting fees, IRB fees and travel costs. The termination of a contract results in no material adjustments to revenue or direct costs previously recognized, and the Company is entitled to payment for all work performed through the date of notice of termination and all costs associated with termination of a study.

The Company's backlog at April 22, 1998 was $17.1 million, as compared to backlog of $25.9 million at December 31, 1997. In connection with management's conservative approach to backlog and the realignment of the Company's business, a large contract, which has not been performing as expected, together with several smaller contracts have been removed from backlog. The removal of these contracts reduced backlog by $16.9 million. This reduction was partially offset by $10.5 million of new contracts added to backlog since December 31, 1997. The amount of backlog is not necessarily indicative of the Company's future quarterly or annual revenues. The Company has taken several steps to reorganize its sales and operating structure; however, its future financial performance continues to depend on its success in bringing in new business and converting backlog into revenue. To that end, management expects its financial performance in the first half of 1998 to continue to reflect the weaknesses experienced in the second half of 1997, but believes the remainder of the year will begin to evidence a turn-around in the Company's business.

RESULTS OF OPERATIONS

         Three months ended March 31, 1998 compared with three months ended March 31, 1997

Revenue for the three months ended March 31, 1998 decreased 47.8% to $2.4 million as compared to $4.6 million in the three month period ended March 31, 1997. The decrease was the result of a decline in revenue from clinical trials conducted within the Company's Clinical division, caused by the Clinical division's inability to attract sufficient new business and convert existing backlog into revenue during the three months ended March 31, 1998. Management has taken actions that it believes will result in growth in the Company's level of backlog and the conversion of backlog into revenue during 1998. The Company's DataTRAK subsidiary, which began operations in the second half of 1997, contributed $11,000 of revenue for the three months ended March 31,1998.

Direct costs include compensation and related fringe benefits for non-administrative employees (including employees at company-owned research facilities) and other expenses directly related to contracts and the performance of clinical research, which can be subcontracted to the Affiliated Sites and other vendors. These costs decreased by $1.2 million, or 37.5%, from $3.2 million to $2.0 million for the three months ended March 31, 1997 and 1998, respectively. Of the $1.2 million decrease, $1.3 million was due to the drop in revenue generated by the Clinical division, offset in part by a $100,000 increase in DataTRAK's direct costs. As a percentage of revenue, direct costs increased from 69.6% during the three months ended March 31, 1997 to 83.3% during the three months ended March 31, 1998. The increase in direct cost percentage was the result of the Company's low level of revenue, in both its Clinical division and DataTRAK subsidiary, and its subsequent inability to leverage fixed costs.

Selling, general and administrative ("SG&A") expenses include all administrative personnel costs and business and Affiliated Site development costs. SG&A costs for the three month period ended March 31, 1998 increased 35.0% to $2.7 million as compared to $2.0 million during the three months ended March 31, 1997. Of the $679,000 net increase, approximately $517,000 reflects ongoing expenses incurred for the development of DataTRAK. SG&A expenses incurred by the Clinical division increased by $294,000 as a result of the rebuilding of that division's sales and operating structure. An additional $168,000 of the increase was due to the reorganization of the Company's corporate administrative staff and to fund various corporate strategic initiatives. These increases were offset by the absence of $300,000 of expenses that were incurred during the three months ended March 31, 1997, as a result of the Company's terminated negotiations to acquire U-Gene Research BV. As a percentage of revenue, selling, general and administrative expenses increased from 43.5% to 112.5% for the three months ended March 31, 1997 and 1998, respectively.

Special items for the three months ended March 31, 1998 were $1.4 million. These costs were incurred as part of the Company's recently announced reorganization plan and included costs for employee severance and other special items.

Depreciation and amortization expense increased by $45,000, or 19.9%, from $226,000 during three months ended March 31, 1997 to 271,000 in the three months ended March 31, 1998. The increase was a result of the Company's increased capital expenditures, primarily incurred by its DataTRAK subsidiary, including the cost, incurred in the first quarter of 1998, to acquire the software now known as DataTRAK EDC(TM).

Other income increased $51,000 for the three month period ended March 31, 1998 compared to the three months ended March 31, 1997. The increase was primarily the result of the termination of the Company's HRI joint venture during 1997. During the three month period ended March 31, 1997, the Company's share of the loss from this joint venture was $54,000.

The Company has operations in several states, each with different tax laws. Income tax expense at March 31, 1998 represents the Company's state income tax liability for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the units of delivery method of percentage of completion accounting). The Company typically receives a low volume of large-dollar receipts. Accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable (net of allowance for doubtful accounts) was $1.6 million at March 31, 1998 and $4.5 million at December 31, 1997. Deferred revenue was $984,000 at March 31, 1998 and $852,000 at December 31, 1997.

Cash and cash equivalents decreased by $659,000 during the three months ended March 31, 1998. This was the result of $826,000 being used for operating and investing activities, offset by $167,000 being provided by financing activities. Cash used for operating activities resulted from the funding of net operating losses and other working capital needs offset by accounts receivable collections. Cash used for investing activities resulted from $885,000 being used to purchase fixed assets, primarily for DataTRAK, offset by $85,000 provided by net maturities of short-term investments. Cash provided by financing activities was due to the collection of a note receivable from an officer of the Company.

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

The Company anticipates that its capital expenditures for the remainder of 1998 will be approximately $1.1 million for its DataTRAK subsidiary and Clinical division. The Company's principal cash needs on both a short-term and long-term basis are for the funding of its operations, capital expenditure requirements, and the development of its DataTRAK(R) process and service business. The Company expects to continue expanding its operations through internal growth, joint ventures and alliances, and after its turn-around has been accomplished, through strategic acquisitions. The Company expects such activities will be funded from existing cash and cash equivalents, maturities of short-term investments, cash flow from operations and borrowings under its line of credit.

The Company has a line of credit agreement with a bank, which provides for borrowings up to $5.0 million and bears interest at rates not to exceed prime (no amounts are outstanding at March 31, 1998). The Company's accounts receivable are pledged as collateral on the line of credit. The line of credit agreement also requires that the Company maintain investments of $2.0 million with the bank. Of the $5.0 million line of credit, $2.0 million is considered to be committed and is subject to renewal at January 31, 2000. The $3.0 million uncommitted amount is subject to renewal at July 31, 1998.

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

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

         Certain statements made in this Form 10-Q, other SEC filings or written materials or orally by the Company or its representatives may constitute forward-looking statements. These forward-looking statements are subject to the safe harbor provided by the Securities Litigation Reform Act of 1995. Without limitation, factors that may cause actual results to differ from these forward-looking statements include the Company's success in attracting new business, the size and duration of the clinical trials in which the Company and members of its network of Affiliated Sites participate, the timing of Sponsor decisions to conduct new clinical trials or cancellation or delays of ongoing trials and other factors many of which are beyond the Company's control. The Company's success also depends on the various strategic initiatives that it has undertaken, all of which are based on assumptions made by the Company concerning trends in the clinical research market and the health care industry. In addition, actual results and performance could differ materially from those expressed or implied in these forward-looking statements as a result of a number of known and unknown risks which are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

PART II.   OTHER INFORMATION

Item 1.           Legal Proceedings

                  On March 7, 1998, an arbitration panel ruled in favor of two former executive officers of the Company, who claimed that their employment agreements were violated by the Company. Under the terms of the employment agreements, each of the former employees claimed entitlement to an amount equal to one year's annual salary. The Company is presently exploring its options with respect to compliance with the arbitrators' award.

Item 2.           Changes in Securities and Use of Proceeds

                  None.

Item 3.           Defaults Upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  See the Exhibit Index at page E - 1 of this Form 10 - Q.

                  (b)  Reports on Form 8-K

                  No reports were filed on form 8-K during the three months ended March 31, 1998 other than the following:

                  Current Report on Form 8-K, date January 15, 1998, reporting under item 5 the termination of the Company's technology alliance with ISSC, a unit of IBM Global Services.

                  Current Report on Form 8-K, date January 26, 1998, reporting under item 5 the purchase of OpusTWO software by the Company's wholly owned subsidiary, DataTRAK, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                  Collaborative Clinical Research, Inc.
                                                       ------------------------------------------------------------
                                                                               Registrant


Date:          5/12/98                                   /s/ Jeffrey A. Green
          -----------------------------------          ------------------------------------------------------------
                                                       Jeffrey A. Green,
                                                       President and Chief Executive Officer and a Director
                                                       (Principal Executive Officer)


Date:          5/12/98                                   /s/ Terry C. Black
          -----------------------------------          ------------------------------------------------------------
                                                       Terry C. Black,
                                                       Vice President of Finance, Chief Financial Officer,
                                                       Treasurer and Assistant Secretary
                                                       (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                   DESCRIPTION                                                       PAGE
-----------                   -----------                                                       ----
3.1      Fifth Amended and Restated Articles of Incorporation                                    (B)

3.2      Third Amended and Restated Code of Regulations                                          (B)

4.1      Specimen Certificate of the Company's Common Shares, without par value                  (A)

4.2      Credit Agreement between the Company and Key Bank, dated October 1, 1997                (C)

4.3      Second Amended and Restated Registration Agreement, dated July 15,1994,
         as amended on June 1, 1995 and February 5, 1996                                         (A)

15.1     Independent Accountants' Review Report

27.1     Financial Data Schedule

---------------------------------------------------------------------------------------------------------


(A) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-1 (Registration statement No. 333-2140).

(B) Incorporated herein by reference to the appropriate exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1996 (Commission file No. 000-20699).

(C) Incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K for the year ended December 31, 1997 (Commission file No. 000-20699).