Form 10-Q
period 1998-06-30
COLLABORATIVE CLINICAL RESEARCH INC
filed 1998-08-12
CIK 886530

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q



   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the Quarterly Period Ended June 30, 1998

                        Commission file number 000-20699


                      COLLABORATIVE CLINICAL RESEARCH, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Ohio                                      34-1685364
--------------------------------------------          --------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                      Identification No.)

          20600 Chagrin Boulevard
              Cleveland, Ohio                                   44122
--------------------------------------------          --------------------------
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

The number of Common Shares, without par value, outstanding as of July 31, 1998 was 6,422,872.

PART I.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                (Note A)              (Unaudited)
                                                                              December 31,             June 30,
                                                                                  1997                   1998
                                                                            -----------------      ------------------
                                  ASSETS

Current assets:
        Cash and cash equivalents                                                $ 6,381,512             $ 3,472,477
        Short-term investments                                                    27,231,976              25,043,548
        Accounts receivable, less allowances                                       4,497,255               1,994,526
        Prepaid expenses and other current assets                                    880,500                 374,321
                                                                            -----------------      ------------------
            Total current assets                                                  38,991,243              30,884,872

Property and equipment, at cost
        net of accumulated depreciation and amortization                           1,560,851               2,655,141
Goodwill, less accumulated amortization                                            7,727,014               7,515,995
Other assets                                                                          41,530                  56,911
                                                                            -----------------      ------------------
            Total assets                                                        $ 48,320,638            $ 41,112,919
                                                                            =================      ==================

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                           $ 779,542               $ 635,710
        Accrued expenses                                                           4,338,686               3,145,302
        Deferred revenue                                                             852,132                 820,133
                                                                            -----------------      ------------------
            Total current liabilities                                              5,970,360               4,601,145

Shareholders' equity:
        Foreign currency translation                                                   -----                 (11,589)
        Serial preferred shares, without par value, authorized 1,000,000
           shares; none issued                                                         -----                   -----
        Common shares, without par value, authorized 15,000,000
           shares; issued and outstanding 6,412,872 shares as of
           December 31, 1997 and 6,422,872 as of June 30, 1998                    49,697,057              49,704,378
        Retained earnings (accumulated deficit)                                   (7,346,779)            (13,181,015)
                                                                            -----------------      ------------------
            Total shareholders' equity                                            42,350,278              36,511,774

                                                                            -----------------      ------------------
            Total liabilities and shareholders' equity                          $ 48,320,638            $ 41,112,919
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

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended                       Six Months Ended
                                                               June 30,                                June 30,
                                                    -------------------------------         -------------------------------
                                                        1997               1998                1997                 1998
                                                    -----------         -----------         ------------        -----------

Revenue                                             $ 4,458,869         $ 2,653,548         $ 9,037,153         $ 5,017,831

Direct costs                                          3,218,481           2,353,844           6,389,288           4,378,921
                                                    -----------         -----------         -----------         -----------

Gross profit                                          1,240,388             299,704           2,647,865             638,910

Selling, general and administrative expenses          2,077,179           2,380,226           4,055,276           5,037,537
Special items                                             -----             271,425               -----           1,711,187
Depreciation and amortization                           242,212             286,216             468,405             556,806
                                                    -----------         -----------         -----------         -----------

Loss from operations                                 (1,079,003)         (2,638,163)         (1,875,816)         (6,666,620)

Other income (expense):
   Interest income                                      522,167             447,252             989,936             912,384
   Income (loss) from joint venture                       6,449               -----             (47,788)              -----
                                                    -----------         -----------         -----------         -----------

Loss before income taxes                               (550,387)         (2,190,911)           (933,668)         (5,754,236)

Income tax expense (benefit)                            (63,891)             25,000             (28,786)             80,000
                                                    -----------         -----------         -----------         -----------

Net loss                                            $  (486,496)        $(2,215,911)        $  (904,882)        $(5,834,236)
                                                    ===========         ===========         ===========         ===========

Net loss per share                                  $     (0.08)        $     (0.35)        $     (0.14)        $     (0.91)
                                                    ===========         ===========         ===========         ===========

Weighted average common shares outstanding            6,384,362           6,422,685           6,363,466           6,420,750
                                                    ===========         ===========         ===========         ===========



            See notes to condensed consolidated financial statements.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         Six Months Ended June 30,
                                                                    -------------------------------------
                                                                           1997                 1998
                                                                    ----------------     ----------------

OPERATING ACTIVITIES
     Net loss                                                            $ (904,882)        $ (5,834,236)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
          Depreciation and amortization                                     468,405              556,806
          Special items                                                       -----            1,711,187
          Other                                                            (416,340)            (727,257)
          Changes in operating assets and liabilities:
               Accounts receivable                                        2,393,600            2,451,287
               Accounts payable and accrued expenses                       (425,717)          (3,061,149)
               Other                                                       (760,990)             287,031
                                                                    ----------------     ----------------
     Net cash provided by (used in) operating activities                    354,076           (4,616,331)

INVESTING ACTIVITIES
     Purchases of property and equipment                                 (1,190,137)          (1,436,867)
     Purchase of businesses (net of cash acquired)                           (7,868)               -----
     Maturities of short-term investments                                29,488,377           34,962,312
     Purchases of short-term investments                                (26,450,951)         (31,992,014)
     Investment in HRI                                                      (79,712)               6,800
                                                                    ----------------     ----------------
     Net cash provided by investing activities                            1,759,709            1,540,231

FINANCING ACTIVITIES
     Repayment of note receivable-officer                                     -----              165,000
     Net proceeds from issuance of common shares                            168,925                2,100
                                                                    ----------------     ----------------
     Net cash provided by financing activities                              168,925              167,100
                                                                    ----------------     ----------------

Effect of exchange rate on cash                                               -----                  (35)
                                                                    ----------------     ----------------

Increase (decrease) in cash and cash equivalents                          2,282,710           (2,909,035)
Cash and cash equivalents at beginning of period                          5,509,460            6,381,512
                                                                    ----------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 7,792,170          $ 3,472,477
                                                                    ================     ================



            See notes to condensed consolidated financial statements.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997 (File No. 000-20699).

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

3.  NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

                                                         THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------------------------------------------------------
                                                          1997                1998                   1997              1998
                                                          ----                ----                   ----              ----
Net loss used in the calculation of basic and
    diluted loss per share                           $     (486,496)     $   (2,215,911)        $     (904,882)   $   (5,834,236)
                                                     ==============      ==============         ==============    ==============
Denominator for basic net loss per share -
    weighted average Common Shares
    outstanding                                           6,384,362           6,422,685              6,363,466         6,420,750
Effect of dilutive Common Share options and
    warrants                                                    ---                 ---                    ---               ---
                                                     --------------      --------------         --------------    --------------
Denominator for diluted net loss per share                6,384,362           6,422,685              6,363,466         6,420,750
                                                     ==============      ==============         ==============    ==============
Basic net loss per share                             $        (0.08)     $        (0.35)        $        (0.14)   $        (0.91)
                                                     ==============      ==============         ==============    ==============
Diluted net loss per share                           $        (0.08)     $        (0.35)        $        (0.14)   $        (0.91)
                                                     ==============      ==============         ==============    ==============



Common Share options were excluded from the computation of diluted earnings per share due to the Company's net loss. Inclusion of these options in the computation of diluted earnings per share would have an antidilutive effect on net loss per share.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 1998
                                   (UNAUDITED)


4.  SPECIAL ITEMS

In March 1998, the Company announced a reorganization plan including a reduction of its personnel. In connection with this plan, the Company recorded a charge of $1,439,762 in the first quarter of 1998 to recognize costs associated with employee severance and other special items. In June 1998, an additional special items charge of $271,425 was recorded related to the closing of the Company's United Kingdom operations, the termination of a joint venture in the United Kingdom and other activities.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

Collaborative Clinical Research, Inc. ("Collaborative" or the "Company") is a multi-specialty Site Management Organization ("SMO"). Collaborative's customers ("Sponsors") are primarily pharmaceutical and biotechnology companies and, to a lesser extent, contract research organizations ("CRO's"). The Company, through its Clinical division and its wholly owned subsidiary, DataTRAK, Inc., assists Sponsors in conducting the clinical research necessary to obtain regulatory approval for new drugs. Collaborative's Clinical division provides Sponsors with an innovative, timely, cost effective and low risk means of selecting clinical research sites and managing clinical trials through its international network of over 540 affiliated research sites ("Affiliated Sites"). The Clinical division also conducts clinical research at the Company's three owned research sites. DataTRAK will provide certain electronic data management services, through its EDC software and quality review center, to improve quality, efficiency, and timeliness of the clinical research process.

Through the Clinical division, the Company enters into contracts that provide a fixed price for each component or service delivered. The ultimate contract value depends on such variables as the number of research sites selected, patients enrolled and other services required by the Sponsor. Generally, these contracts range in duration from several months to several years. As services are performed over the life of the contract, revenue is earned under the percentage of completion method utilizing units of delivery. Costs associated with contract revenue are recognized as incurred. Pass-through costs that are paid directly by the Company's Sponsors, and for which the Company does not bear the risk of economic loss, are excluded from revenue. These clinical trial costs can include investigator meeting fees, IRB fees and travel costs. The termination of a contract results in no material adjustments to revenue or direct costs previously recognized, and the Company is entitled to payment for all work performed through the date of notice of termination and all costs associated with termination of a study.

The Company's backlog at July 28, 1998 was $18.1 million, as compared to backlog of $25.9 million at December 31, 1997. The current backlog reflects the addition of $3.7 million of new backlog in addition to the $10.5 million of new backlog reported at the end of the first quarter of 1998. The amount of backlog is not necessarily indicative of the Company's future quarterly or annual revenues. The Company has taken several steps to reorganize its sales and operating structure and expects revenue for the second half of 1998 to be stronger than the first half; however, it does not expect to reach a breakeven during 1998.

RESULTS OF OPERATIONS

         Three months ended June 30, 1998 compared with three months ended June 30, 1997

Revenue for the three months ended June 30, 1998 decreased 40.0% to $2.7 million as compared to $4.5 million in the three month period ended June 30, 1997. The decrease was the result of a decline in revenue from clinical trials conducted within the Company's Clinical division, caused by the Clinical division's inability to attract sufficient new business and convert existing backlog into revenue during the three months ended June 30, 1998. Management has taken actions that it believes will result in growth in the Company's level of backlog and the conversion of backlog into revenue during the remainder of 1998. The Company's DataTRAK division, which began operations in the second half of 1997, contributed $67,000 of revenue for the three months ended June 30,1998.

Direct costs include compensation and related fringe benefits for non-administrative employees (including employees at company-owned research facilities) and other expenses directly related to contracts, which can be subcontracted to the Affiliated Sites and other vendors. These costs decreased by $800,000, or 25.0%, from $3.2 million to $2.4 million for the three months ended June 30, 1997 and 1998, respectively. As a percentage of revenue, direct costs increased from 71.1% during the three months ended June 30, 1997 to 88.9% during the three months ended June 30, 1998. The reduction in gross profit percentage was the result of the Company's low level of revenue and its inability to leverage its fixed costs at its company-owned research facilities.

Selling, general and administrative ("SG&A") expenses include all administrative personnel costs, business and Affiliated Site development costs, and all other expenses not directly chargeable to a specific contract. These costs for the three month period ended June 30, 1998 increased 14.3% to $2.4 million as compared to $2.1 million during the three months ended June 30, 1997. The increase consists of approximately $400,000 of ongoing expenses incurred for the development of DataTRAK, offset by a $100,000 decrease in SG&A expenses incurred by the Company's Clinical division. The decrease in the Clinical division's SG&A expenses is the result of the reorganization of that division during the first quarter of 1998. As a percentage of revenue, selling, general and administrative expenses increased from 46.7% to 88.9% for the three months ended June 30, 1997 and 1998, respectively. Part of the increase in selling, general and administrative expenses as a percentage of revenue was the result of the Company's low level of revenue being unable to absorb its fixed operating costs.

Special items for the three months ended June 30, 1998 were $271,000. These costs were related to the closing of the Company's United Kingdom operations, and the exiting of a joint venture in the United Kingdom and other activities.

Depreciation and amortization expense increased from $242,000 in the three month period ended June 30, 1997 to $286,000 during the three months ended June 30, 1998. The increase was a result of the Company's increased capital expenditures, primarily incurred by its DataTRAK division, including the cost to acquire the software now known as DataTRAK EDC(TM).

Other income decreased $82,000 from $529,000 in the three month period ended June 30, 1997 to $447,000 in the three month period ended June 30, 1998. This was primarily the result of a decrease in interest income caused by the Company's use of cash to fund its operating losses and other working capital needs.

         Six months ended June 30, 1998 compared with six months ended June 30, 1997

Revenue for the six months ended June 30, 1998 decreased 44.4% to $5.0 million as compared to $9.0 million in the six month period ended June 30, 1997. The decrease was the result of a decline in revenue from clinical trials conducted within the Company's Clinical division, caused by the Clinical division's inability to attract sufficient new business and convert existing backlog into revenue during the six months ended June 30, 1998. The Company's DataTRAK division, which began operations in the second half of 1997, contributed $78,000 of revenue for the six months ended June 30, 1998.

Direct costs decreased by $2.0 million, or 31.3%, from $6.4 million to $4.4 million for the six months ended June 30, 1997 and 1998, respectively. As a percentage of revenue, direct costs increased from 71.1% during the six months ended June 30, 1997 to 88.0% during the six months ended June 30, 1998. The reduction in gross profit percentage was the result of the Company's low level of revenue and its inability to leverage its fixed costs at its company-owned research facilities.

Selling, general and administrative costs for the six month period ended June 30, 1998 increased 24.4% to $5.1 million as compared to $4.1 million during the six months ended June 30, 1997. Of the $1.0 million increase, approximately $900,000 reflects ongoing expenses incurred for the development of the DataTRAK division. SG&A expenses incurred by the Clinical division increased by $220,000 as a result of the rebuilding of that division's sales and operating structure. An additional $180,000 of the increase was due to the development of the Company's corporate infrastructure. These increases were offset by the absence of $300,000 of expenses that were incurred during the six months ended June 30, 1997, as a result of the Company's terminated negotiations to acquire U-Gene Research BV. As a percentage of revenue, selling, general and administrative expenses increased from 45.6% to 102.0% for the six months ended June 30, 1997 and 1998, respectively. Part of the increase in selling, general and administrative expenses as a percentage of revenue was the result of the Company's low level of revenue being unable to absorb its fixed operating costs and it was also due in part to the increased costs associated with the Company's strategic initiatives.

Special items for the six months ended June 30, 1998 were $1.7 million. Of this total, $1.4 million was incurred as part of the Company's reorganization plan, announced during the first quarter of 1998, and include costs for employee severance and other special items. The remaining $300,000 was incurred in June 1998 and related to the closing of the Company's United Kingdom operations, and the exiting of a joint venture in the United Kingdom and other activities.

Depreciation and amortization expense increased from $468,000 in the six month period ended June 30, 1997 to $557,000 during the six months ended June 30, 1998. The increase was a result of the Company's increased capital expenditures, including the cost to acquire the software now known as DataTRAK EDC(TM).

Other income decreased $30,000 for the six month period ended June 30, 1998 compared to the six months ended June 30, 1997. The decrease was primarily the result of a decrease in interest income caused by the Company's use of cash to fund its operating losses and other working capital needs. This decrease was partially offset by the termination of the Company's HRI joint venture during 1997. During the six month period ended June 30, 1997, the Company's share of the loss from this joint venture was $48,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the units of delivery method of percentage of completion accounting). The Company typically receives a low volume of large-dollar receipts. Accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable (net of allowance for doubtful accounts) was $2.0 million at June 30, 1998 and $4.5 million at December 31, 1997. Deferred revenue was $820,000 at June 30, 1998 and $850,000 at December 31, 1997.

Cash and cash equivalents decreased by $2.9 million during the six months ended June 30, 1998. This was the result of $4.6 million being used for operating activities, offset by $1.7 million being provided by investing and financing activities. Cash used for operating activities resulted from the funding of net operating losses and other working capital needs offset by accounts receivable collections. Cash used for investing activities resulted from $1.4 million being used to purchase fixed assets, primarily for DataTRAK, offset by $3.0 million provided by net maturities of short-term investments. Cash provided by financing activities was due to the collection of a note receivable from an officer of the Company.

In January 1998, the Company announced the termination of its technology alliance agreement with ISSC, a unit of IBM Global Services. The alliance was formed in June 1996 to develop and market an electronic data collection and project management system for use in clinical trials. The Company and IBM Global Services disagreed on a number of issues concerning the parties' financial responsibilities in connection with the termination of the alliance, and in 1997 the Company recorded a provision for its best estimate of its financial obligations associated with the resolution of these disagreements. In June 1998, Collaborative and IBM Global Services resolved these issues, and the provision was adjusted accordingly.

In January 1998, DataTRAK purchased the EDC software known as OpusTWO from EDS Germany. The Company will be responsible for funding the market introduction and future development and testing of this software, which has been renamed DataTRAK EDC(TM).

The Company anticipates that its capital expenditures for the remainder of 1998 will be approximately $500,000 for its DataTRAK subsidiary and Clinical division. The Company's principal cash needs on both a short-term and long-term basis are for the funding of its operations and capital expenditure requirements.

The Company expects to continue expanding its operations through internal growth, joint ventures and alliances, and after its turn-around has been accomplished, through strategic acquisitions. The Company expects such activities will be funded from existing cash and cash equivalents, maturities of short-term investments, cash flow from operations and borrowings under its line of credit.

The Company has a line of credit agreement with a bank, which provides for borrowings up to $5.0 million and bears interest at rates not to exceed prime (no amounts are outstanding at June 30, 1998). The Company's accounts receivable are pledged as collateral on the line of credit. The line of credit agreement also requires that the Company maintain investments of $2.0 million with the bank. Of the $5.0 million line of credit, $2.0 million is considered to be committed and is subject to renewal at January 31, 2000. The $3.0 million uncommitted amount is subject to renewal at October 29, 1998.

The Company is currently assessing all of its computer systems and related equipment which may rely on computer technologies to ensure that they are Year 2000 compliant. As a result of this assessment, The Company does not believe it has any Year 2000 issues that will affect it directly. The Company does not anticipate incurring any material operating expenses or significant computer system investments to be Year 2000 compliant. However, Year 2000 issues incurred by the Company's Affiliated Sites, Sponsors or other vendors and customers could indirectly affect the Company.

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

PART II.   OTHER INFORMATION

Item 1.           Legal Proceedings

                  On June 8, 1998, the Company reached a settlement with its two former executive officers, who claimed that their employment agreements were violated by the Company.

Item 2.           Changes in Securities and Use of Proceeds

                  None.

Item 3.           Defaults Upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  At the Annual Meeting of Shareholders held on May 28, 1998 (the "Annual Meeting"), the shareholders voted to elect Seth
                  B. Harris and Alan G. Walton each to an additional three-year term as director of the Company.

                           The following is a summary of the voting:

                  Votes                 Seth B. Harris           Alan G. Walton
                  -----                 --------------           --------------
                  For                      4,622,045                5,362,931
                  Withheld                   758,379                   17,493

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  See the Exhibit Index at page E - 1 of this Form 10 - Q.

                  (b)  Reports on Form 8-K

                  No reports were filed on form 8-K during the three months ended June 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Collaborative Clinical Research, Inc.
                                        ----------------------------------------
                                                     Registrant


Date:          8/12/98                    /s/ Jeffrey A. Green
          ----------------------        ---------------------------------------
                                        Jeffrey A. Green,
                                        President and Chief Executive Officer
                                        and a Director
                                        (Principal Executive Officer)


Date:          8/12/98                    /s/ Terry C. Black
          ----------------------        ---------------------------------------
                                        Terry C. Black,
                                        Vice President of Finance, Chief
                                        Financial Officer, Treasurer and
                                        Assistant Secretary
                                        (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.               DESCRIPTION                                                           PAGE
-----------               -----------                                                           ----

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