Form 10-Q
period 1998-09-30
COLLABORATIVE CLINICAL RESEARCH INC
filed 1998-11-13
CIK 886530

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1998
                                               ------------------

                        Commission file number 000-20699
                                               ---------

                      COLLABORATIVE CLINICAL RESEARCH, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Ohio                                        34-1685364
----------------------------------------            ----------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)


        20600 Chagrin Boulevard
            Cleveland, Ohio                                    44122
----------------------------------------            ----------------------------
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

The number of Common Shares, without par value, outstanding as of October 31, 1998 was 6,422,872.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              (Note A)         (Unaudited)
                                                            December 31,      September 30,
                                                               1997                1998
                                                            ------------      -------------
                     ASSETS

Current assets:
  Cash and cash equivalents                                 $  6,381,512      $  3,331,224
  Short-term investments                                      27,231,976        24,627,527
  Accounts receivable, less allowances                         4,497,255         2,177,007
  Prepaid expenses and other current assets                      880,500           248,495
                                                            ------------      ------------
      Total current assets                                    38,991,243        30,384,253

Property and equipment, at cost
  net of accumulated depreciation and amortization             1,560,851         2,640,343
Goodwill, less accumulated amortization                        7,727,014         1,354,467
Other assets                                                      41,530            25,984
                                                            ============      ============
      Total assets                                          $ 48,320,638      $ 34,405,047
                                                            ============      ============

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $    779,542      $    876,769
  Accrued expenses                                             4,338,686         3,872,820
  Deferred revenue                                               852,132           846,850
                                                            ------------      ------------
      Total current liabilities                                5,970,360         5,596,439

Shareholders' equity:
  Foreign currency translation                                      ----            (7,976)
  Serial preferred shares, without par value,
    authorized 1,000,000 shares; none issued                        ----              ----
  Common shares, without par value, authorized
    15,000,000 shares; issued and outstanding
    6,412,872 shares as of December 31, 1997
    and 6,422,872 as of September 30, 1998                    49,697,057        49,704,742
  Retained earnings (accumulated deficit)                     (7,346,779)      (20,888,158)
                                                            ------------      ------------
      Total shareholders' equity                              42,350,278        28,808,608
                                                            ============      ============
      Total liabilities and shareholders' equity            $ 48,320,638      $ 34,405,047
                                                            ============      ============


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

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              Three Months Ended                 Nine Months Ended
                                                                   September 30,                   September 30,
                                                        -----------------------------      -----------------------------
                                                            1997             1998              1997             1998
                                                        ------------     ------------      ------------    -------------
Revenue                                                 $ 3,647,445      $ 3,689,719       $12,684,598      $  8,707,550

Direct costs                                              2,809,942        3,002,101         9,199,230         7,381,022
                                                        -----------      -----------       -----------      ------------
Gross profit                                                837,503          687,618         3,485,368         1,326,528

Selling, general and administrative expenses              2,500,303        2,118,220         6,555,579         7,155,757
Special items                                                 -----        6,343,019             -----         8,054,206
Depreciation and amortization                               294,871          339,007           763,276           895,813
                                                        -----------      -----------       -----------      ------------
Loss from operations                                     (1,957,671)      (8,112,628)       (3,833,487)      (14,779,248)

Other income (expense):
   Interest income                                          480,954          405,485         1,470,890         1,317,869
   Loss from joint venture                                    -----            -----           (47,788)            -----
                                                                         -----------       -----------      ------------
Loss before income taxes                                 (1,476,717)      (7,707,143)       (2,410,385)      (13,461,379)

Income tax expense (benefit)                                (14,392)           -----           (43,178)           80,000
                                                        -----------      -----------       -----------      ------------
Net loss                                                $(1,462,325)     $(7,707,143)      $(2,367,207)     $(13,541,379)
                                                        ===========      ===========       ===========      ============
Net loss per share                                      $     (0.23)     $     (1.20)      $     (0.37)     $      (2.11)
                                                        ===========      ===========       ===========      ============
Weighted average common shares outstanding                6,402,343        6,422,872         6,376,568         6,421,465
                                                        ===========      ===========       ===========      ============


            See notes to condensed consolidated financial statements.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended September 30,
                                                                    -------------------------------------
                                                                         1997                 1998
                                                                    ----------------     ----------------
OPERATING ACTIVITIES
  Net loss                                                          $  (2,367,207)       $ (13,541,379)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                       763,276              895,813
      Special items                                                         -----            8,054,206
      Other                                                              (726,677)          (1,059,182)
      Changes in operating assets and liabilities:
        Accounts receivable                                             1,877,548            2,249,598
        Accounts payable and accrued expenses                            (466,283)          (2,311,960)
        Other                                                            (723,243)             469,467
                                                                    -------------        -------------
  Net cash used in operating activities                                (1,642,586)          (5,243,437)

INVESTING ACTIVITIES
  Purchases of property and equipment                                  (1,326,790)          (1,646,246)
  Purchase of businesses (net of cash acquired)                            (7,868)               -----
  Maturities of short term investments                                 46,309,484           53,777,886
  Purchases of short term investments                                 (43,548,411)         (50,030,054)
  Investment in HRI                                                       (33,660)               7,802
                                                                    -------------        -------------
  Net cash provided by investing activities                             1,392,755            2,109,388

FINANCING ACTIVITIES
  (Issuance) repayment of notes receivable-officer                       (165,000)             165,000
  Net proceeds from issuance of common shares                             169,150                2,100
                                                                    -------------        -------------
  Net cash provided by financing activities                                 4,150              167,100

Effect of exchange rate on cash                                             -----              (83,339)
                                                                    -------------        -------------
Decrease in cash and cash equivalents                                    (245,681)          (3,050,288)
Cash and cash equivalents at beginning of period                        5,509,460            6,381,512
                                                                    -------------        -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   5,263,779        $   3,331,224
                                                                    =============        =============


            See notes to condensed consolidated financial statements.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997 (File No. 000-20699).

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

3. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.


                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                ---------------------------------    ------------------------------
                                                      1997         1998 (A)               1997         1998 (A)
Net loss used in the calculation of basic and
    diluted loss per share                       $ (1,462,325)   $ (7,707,143)       $ (2,367,207)  $ (13,541,379)
                                                 ============    ============        ============   =============
Denominator for basic net loss per share -
    weighted average Common Shares                  6,402,343       6,422,872           6,376,568       6,421,465
    outstanding
Effect of dilutive Common Share options and
    warrants                                              ---             ---                 ---             ---
                                                 ------------    ------------        ------------   -------------
Denominator for diluted net loss per share          6,402,343       6,422,872           6,376,568       6,421,465
                                                 ============    ============        ============   =============
Basic net loss per share                         $      (0.23)   $      (1.20)      $       (0.37)  $       (2.11)
                                                 ============    ============        ============   =============
Diluted net loss per share                       $      (0.23)   $      (1.20)      $       (0.37)  $       (2.11)
                                                 ============    ============        ============   =============


(A) Includes special items charges of $6,343,019 and $8,054,206, or $0.99 and $1.25 per share, for the three and nine months ended September 30, 1998, respectively.

Common Share options were excluded from the computation of diluted earnings per share due to the Company's net loss. Inclusion of these options in the computation of diluted earnings per share would have an antidilutive effect on net loss per share.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               September 30, 1998
                                   (Unaudited)

4. IMPAIRMENT OF LONG-LIVED ASSETS

During 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). This requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. As a result of the Company's review process, $6,056,019 (or $0.94 per share) of goodwil was written down during the three-month period ended September 30, 1998.

5. SPECIAL ITEMS

In March 1998, the Company announced a reorganization plan including a reduction of 29 employees. In connection with this plan, the Company recorded a charge of $1,439,762 in the first quarter of 1998 to recognize costs associated with employee severance and other special items. In June 1998, an additional special items charge of $271,425 was recorded related to the closing of the Company's United Kingdom operations (including the termination of two employees), the termination of a joint venture in the United Kingdom and other activities.

In September 1998, a special items charge of $6,343,019 was recorded. This charge included the $6,056,019 related to the impairment of goodwill, and $287,000 of other costs associated with the closure of two of the Company's clinical sites, which were acquired in October 1996, and severance related costs for two employees at these locations.

Details of the special items, of which asset impairments represent non-cash charges, are as follows:


                                             ASSET        TERMINATION     OTHER EXIT
                                          IMPAIRMENTS      BENEFITS         COSTS
                                         -------------------------------------------
Provision in fourth quarter of 1997       $  894,597     $      ---      $2,100,000
                                                         ------------    ----------
Reserve at December 31, 1997                                    ---       2,100,000
Charges in 1998                            6,154,042      1,227,762         672,402
Payments in 1998                                            567,062       2,319,506
                                                         ------------    ----------
Reserve at September 30, 1998                            $  660,700      $  452,896
                                                         ============    ==========

6. SEGMENT DISCLOSURES AND RELATED INFORMATION

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

7. RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year reporting presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

Collaborative Clinical Research, Inc. ("Collaborative" or the "Company") is a multi-specialty Site Management Organization ("SMO"). Collaborative's customers ("Sponsors") are primarily pharmaceutical and biotechnology companies and, to a lesser extent, contract research organizations ("CRO's"). The Company's Clinical division provides services to three segments of the pharmaceutical and biotechnology industries. Through WCE Clinical Evaluations ("WCE"), it provides prescription drug to over the counter ("OTC") switch and other OTC services. In addition, the Clinical division provides phase I research service from its 80-bed clinic at GFI Pharmaceutical Services, Inc ("GFI"). Finally, through the division's six therapeutically focused sub-networks, which are drawn from over 450 affiliated research sites ("Affiliated Sites"), phase II, III, and IV research is performed. DataTRAK, Inc., Collaborative's wholly owned electronic data capture subsidiary, provides technology and other services to assist Sponsors in accelerating the completion of clinical trials.

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

The Company's backlog at October 22, 1998 was $17.2 million, as compared to backlog of $25.9 million at December 31, 1997. The current backlog reflects the addition of $17.0 million of new backlog during 1998. The amount of backlog is not necessarily indicative of the Company's future quarterly or annual revenues. The Company has taken several steps to reorganize its sales and operating structure and expects to show continued operating improvement in the fourth quarter of 1998, however, it does not expect to reach a breakeven.

RESULTS OF OPERATIONS

     Three months ended September 30, 1998 compared with three months ended September 30, 1997

Revenue for the three months ended September 30, 1998 increased 2.8% to $3.7 million as compared to $3.6 million in the three-month period ended September 30, 1997. The increase was the result of a slight rise in revenue from clinical trials conducted within the Company's Clinical division and the revenue generated by the DataTRAK division during the three months ended September 30, 1998. Management has taken actions that it believes will result in growth in the Company's level of backlog and the conversion of backlog into revenue during the remainder of 1998. The Company's DataTRAK division, which began operations in the second half of 1997, contributed $33,000 of revenue for the three months ended September 30,1998.

Direct costs include compensation and related fringe benefits for non-administrative employees (including employees at company-owned research facilities) and other expenses directly related to contracts, which can be subcontracted to the Affiliated Sites and other vendors. These costs increased by $200,000, or 7.1%, from $2.8 million to $3.0 million for the three months ended September 30, 1997 and 1998, respectively. As a percentage of revenue, direct costs increased from 77.8% during the three months ended September 30, 1997 to 81.1% during the three months ended September 30, 1998. The reduction in gross profit percentage was the result of additional direct costs for DataTRAK and the Clinical division's inability to leverage fixed costs at its company-owned research facilities.

Selling, general and administrative ("SG&A") expenses include all administrative personnel costs, business and Affiliated Site development costs, and all other expenses not directly chargeable to a specific contract. These costs for the three-month period ended September 30, 1998 decreased 16.0% to $2.1 million as compared to $2.5 million during the three months ended September 30, 1997. The decrease consists of a reduction of approximately $500,000 of the Company's Clinical division expenses and corporate overhead costs, resulting from the reorganization of the Company during 1998. This decrease was offset by a $100,000 increase in SG&A expenses incurred for the development of DataTRAK. As a percentage of revenue, selling, general and administrative expenses decreased from 69.4% to 56.8% for the three months ended September 30, 1997 and 1998, respectively. Part of the decrease in selling, general and administrative expenses as a percentage of revenue was the result of the Company's slight increase in revenue.

Special items for the three months ended September 30, 1998 were $6.3 million. The write down associated with the impairment of goodwill at the Company's wholly owned subsidiaries accounted for $6.1 million of this expense. The remainder of these costs resulted from the closing of two of the Company's owned clinical research locations.

Depreciation and amortization expense increased from $295,000 in the three month period ended September 30, 1997 to $339,000 during the three months ended September 30, 1998. The increase was a result of the Company's increased capital expenditures, primarily incurred by its DataTRAK division, including the cost to acquire the software now known as DataTRAK EDC(TM).

Other income decreased $76,000 from $481,000 in the three month period ended September 30, 1997 to $405,000 in the three month period ended September 30, 1998. This was primarily the result of a decrease in interest income caused by the Company's use of cash to fund its operating losses and other working capital needs.

     Nine months ended September 30, 1998 compared with nine months ended September 30, 1997

Revenue for the nine months ended September 30, 1998 decreased 31.5% to $8.7 million as compared to $12.7 million in the nine-month period ended September 30, 1997. The decrease was the result of a decline in revenue from clinical trials conducted within the Company's Clinical division, caused by the Clinical division's inability to attract sufficient new business and convert existing backlog into revenue during the nine months ended September 30, 1998. The Company's DataTRAK division, which began operations in the second half of 1997, contributed $111,000 of revenue for the nine months ended September 30, 1998.

Direct costs decreased by $1.8 million, or 19.6%, from $9.2 million to $7.4 million for the nine months ended September 30, 1997 and 1998, respectively. As a percentage of revenue, direct costs increased from 72.4% during the nine months ended September 30, 1997 to 85.1% during the nine months ended
September 30, 1998. The reduction in gross profit percentage was the result of the Company's low level of revenue and its inability to leverage its fixed costs at its company-owned research facilities.

Selling, general and administrative costs for the nine-month period ended September 30, 1998 increased 9.1% to $7.2 million as compared to $6.6 million during the nine months ended September 30, 1997. The increase consisted of $1.0 million incurred for the development of the DataTRAK division, which was offset by a $100,000 decrease in the SG&A expenses incurred by the Clinical division as a result of the reorganization of that division's sales and operating structure. The increase was also offset by the absence of $300,000 of expenses that were incurred during the nine months ended September 30, 1997, as a result of the Company's terminated negotiations to acquire U-Gene Research BV. As a percentage of revenue, selling, general and administrative expenses increased from 52.0% to 82.8% for the nine months ended September 30, 1997 and 1998, respectively. Part of the increase in selling, general and administrative expenses as a percentage of revenue was the result of the Company's low level of revenue being unable to absorb its fixed operating costs.

Special items for the nine months ended September 30, 1998 were $8.0 million. Of this total, $1.4 million was incurred as part of the Company's reorganization plan, announced during the first quarter of 1998, and include costs for employee severance and other special items. An additional $6.1 million resulted from the write down of impaired goodwill. The remaining $500,000 was incurred as a result of the Company exiting its United Kingdom activities, and the closing of two of its owned clinical sites.

Depreciation and amortization expense increased from $763,000 in the nine month period ended September 30, 1997 to $896,000 during the nine months ended September 30, 1998. The increase was a result of the Company's increased capital expenditures, including the cost to acquire the software now known as DataTRAK EDC(TM).

Other income decreased $100,000 for the nine month period ended September 30, 1998 compared to the nine months ended September 30, 1997. The decrease was primarily the result of a decrease in interest income caused by the Company's use of cash to fund its operating losses and other working capital needs. This decrease was partially offset by the termination of the Company's HRI joint venture during 1997. During the nine month period ended September 30, 1997, the Company's share of the loss from this joint venture was $48,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the units of delivery method of percentage of completion accounting). The Company typically receives a low volume of large-dollar receipts. Accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable (net of allowance for doubtful accounts) was $2.2 million at September 30, 1998 and $4.5 million at December 31, 1997. Deferred revenue was $850,000 at both September 30, 1998 and December 31, 1997.

Cash and cash equivalents decreased by $3.1 million during the nine months ended September 30, 1998. This was the result of $5.3 million being used for operating activities, offset by $2.2 million being provided by investing and financing activities. Cash used for operating activities resulted from the funding of net operating losses and other working capital needs, which were partially offset by accounts receivable collections. Cash used for investing activities resulted from $1.7 million being used for capital expenditures, primarily software and its associated development for DataTRAK, offset by $3.8 million provided by net maturities of short-term investments. Cash provided by financing activities was due to the collection of a note receivable from an officer of the Company.

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

The Company anticipates that its capital expenditures for the remainder of 1998 will be approximately $100,000 for its DataTRAK subsidiary and Clinical division. The Company's principal cash needs on both a short-term and long-term basis are for the funding of its operations and capital expenditure requirements. The Company will continue its efforts to expand its operations through internal growth, joint ventures and alliances, and upon successful completion of its turn-around, through strategic acquisitions. The Company expects such activities will be funded from existing cash and cash equivalents, maturities of short-term investments, cash flow from operations and borrowings under its line of credit.

The Company has a line of credit agreement with a bank, which provides for borrowings up to $2.0 million and bears interest at rates not to exceed prime (no amounts are outstanding at September 30, 1998). The line of credit agreement requires that the Company maintain investments of $2.0 million with the bank. This line of credit is considered to be committed and is subject to renewal at January 31, 2000.

The Company is currently assessing all of its computer systems and related equipment, which may rely on computer technologies to ensure that they are Year 2000 compliant. As a result of this assessment, The Company does not believe it has any Year 2000 issues that will affect it directly. The Company does not anticipate incurring any material operating expenses or significant computer system investments to be Year 2000 compliant. However, Year 2000 issues incurred by the Company's Affiliated Sites, Sponsors or other vendors and customers could indirectly affect the Company.

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

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q, other SEC filings or written materials or orally by the Company or its representatives may constitute forward-looking statements. These forward-looking statements are subject to the safe harbor provided by the Securities Litigation Reform Act of 1995. Without limitation, factors that may cause actual results to differ from these forward-looking statements include the Company's success in attracting new business, the size and duration of clinical trials in which the Company and members of its network of Affiliated Sites participate, the timing of payments from Sponsors, the timing of Sponsor decisions to conduct new clinical trials or cancel or delay ongoing trials, and other factors many of which are beyond the Company's control. The Company's success also depends on the various strategic initiatives that it has undertaken, all of which are based on assumptions made by the Company concerning trends in the clinical research market and the health care industry. In addition, actual results and performance could differ materially from those expressed or implied in these forward-looking statements as a result of a number of known and unknown risks which are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         See the Exhibit Index at page E-1 of this Form 10-Q.

         (b)  Reports on Form 8-K

         No reports were filed on form 8-K during the three months ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Collaborative Clinical Research, Inc.
                            ----------------------------------------------------
                                                Registrant


Date: 11/13/98              /s/ Jeffrey A. Green
      ----------------      ----------------------------------------------------
                            Jeffrey A. Green,
                            President and Chief Executive Officer and a Director
                            (Principal Executive Officer)


Date: 11/13/98              /s/ Terry C. Black
      ----------------      ----------------------------------------------------
                            Terry C. Black,
                            Vice President of Finance, Chief Financial Officer,
                            Treasurer and Assistant Secretary
                            (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION                                                 PAGE
-----------   -----------                                                 ----
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