Form 10-K
period 1998-12-31
COLLABORATIVE CLINICAL RESEARCH INC
filed 1999-03-25
CIK 886530

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998
                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________________________ to ___________________

                        Commission file number 000-20699

                     Collaborative Clinical Research, Inc.
             (Exact name of registrant as specified in its charter)



                    Ohio                                34-1685364
  ----------------------------------------         ---------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)               identification no.)

  20600 Chagrin Boulevard, Cleveland, Ohio                 44122
  ----------------------------------------         ---------------------
  (Address of principal executive offices)               (Zip code)


       Registrant's telephone number, including area code: (216) 491-9930

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g)of the Act: Common Shares, without par value.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes [X]        No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     As of February 26, 1999, the registrant had 6,430,872 Common Shares, without par value, issued and outstanding. As of that date, the aggregate market value of these shares, which together constitute all of the voting shares of the registrant, held by non-affiliates was $21,692,870 (based upon the closing price of $4.13 per Common Share on the NASDAQ Stock Market, Inc. on February 26,
1999). For purposes of this calculation, the registrant deems the 1,178,361 Common Shares beneficially held by all of its Directors and executive officers to be the Common Shares held by affiliates.

     Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 1998.

                               TABLE OF CONTENTS

                                     Part I


Item 1.  Business                                                             1
Item 2.  Properties                                                           8
Item 3.  Legal Proceedings                                                    8
Item 4.  Submission of Matters to a Vote of Security Holders                  8

                                     Part II

Item 5.  Market for Registrant's Common Shares and Related Shareholder
           Matters                                                            9
Item 6.  Selected Financial Data                                             10
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         11
Item 8.  Financial Statements and Supplementary Data                         25
Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          25

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant                 26
Item 11.  Executive Compensation                                             30
Item 12.  Security Ownership of Certain Beneficial Owners and Management     39
Item 13.  Certain Relationships and Related Transactions                     41

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   41

                                     PART I

ITEM 1.    BUSINESS

The Company

     General. Collaborative Clinical Research, Inc. ("Collaborative" or the "Company") operates two separate businesses within the clinical research industry. Through its clinical business, the Company operates a multi-specialty site management organization ("SMO") that provides clinical research services to companies in the clinical pharmaceutical, biotechnology, contract research organization ("CRO") and medical device research industries (collectively, "Sponsors"). Through DataTRAK, Inc. ("DataTRAK"), the Company provides electronic data capture ("EDC") and other services to assist Sponsors in accelerating the completion of clinical trials. DataTRAK had no revenue prior to 1998.

     On December 21, 1998, the Company, GFI Pharmaceuticals, Inc. ("GFI") Collaborative Holdings, Inc. ("WCE") and DataTRAK entered into an asset purchase agreement with The West Company, Incorporated ("West") (the "Agreement"). The Agreement contemplates the sale of the assets and liabilities of the Company's Affiliated Site Network, and the clinical research operations conducted by GFI and WCE (the businesses of the Affiliated Site Network, GFI and WCE are hereinafter collectively referred to as the "Clinical Business") to West for $15.0 million in cash, less applicable transaction costs, adjustments for working capital and the collection of net accounts receivable (the "Proposed Sale"). The Proposed Sale is subject to shareholder approval and, if approved, is expected to be completed by the end of April 1999. The Proposed Sale is a sale of a business and upon completion of the Proposed Sale, the Company will no longer operate the Clinical Business.

     The Proposed Sale would transfer substantially all of the Company's backlog to West, and the Company would no longer generate revenue from the operation of the Clinical Business. Consequently after the Proposed Sale, the DataTRAK business will be the sole source of the Company's revenue, and approximately 95% of the Company's assets, or approximately $39.0 million, will be held in cash, cash equivalents and short-term investments. After the Proposed Sale, the Company anticipates that DataTRAK's operating results will fluctuate significantly from period to period. There can be no assurance of DataTRAK's long-term future prospects.

     If the Proposed Sale is approved by the Company's shareholders, the Company will change its name to DataTRAK International, Inc. The change of the Company's name is also subject to shareholder approval.

     Overview of the Clinical Research Industry. The Company's Clinical Business and DataTRAK serve companies in the clinical pharmaceutical, biotechnology, CRO and medical device research industry. This industry is driven by regulatory requirements that Sponsors adequately test new drugs and medical devices prior to marketing. Competitive and cost-containment pressures are forcing the pharmaceutical and biotechnology industries to become more efficient in developing new products. To improve returns on research and development investments, pharmaceutical and biotechnology companies are adding products to their product pipelines and attempting to shorten the product development timeline. These efforts have placed more drugs into the clinical development process and have increased the pressure for Sponsors to develop products faster in order to maintain growth and continue to achieve acceptable returns on research and development expenditures. Sponsors have attempted to create process efficiencies, control fixed costs and expand capacity by outsourcing certain clinical research activities.

     In response to similar cost-containment pressures, many hospitals, physicians and other healthcare providers have added clinical research capabilities as an additional revenue source. Clinical research allows healthcare providers to extend their core competencies and capitalize on their direct access to patients.

     Employees. As of February 26, 1999, the Company had approximately 120 full-time employees. Upon the consummation of the Proposed Sale, the Company will have 17 full-time employees, three of which will have executive and managerial responsibilities. None of the Company's employees are represented by a union. The Company considers relations with its employees to be satisfactory. The Company has employment agreements with all of its executives. The loss of the services of any of these executives could have a material adverse effect on the business or operations of the Company. To address these risks, the Company must, among other things, continue to attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks.

DataTRAK

     General. In 1996, Collaborative formed DataTRAK, a wholly owned subsidiary. In January 1998, DataTRAK purchased the software now known as DataTRAK EDC(TM) from PadCom. DataTRAK EDC(TM) was developed to provide clinical research data to Sponsors of clinical research trials faster and more efficiently than current information-processing. DataTRAK provides information-processing capabilities designed for the clinical research environment through its EDC technology and quality review center ("QRC") process. The DataTRAK EDC(TM) software and its earlier versions have supported more than 30 clinical studies in Europe encompassing over 500 clinical research sites and 17,000 patients. To date, the Company has devoted substantially all efforts related to DataTRAK to further developing and improving the EDC technology employed by the DataTRAK software.

     DataTRAK Software and Services. Currently, clinical research associates visit research sites to review data manually entered on the paper case report form for accuracy and integrity. During these physical visits, the research associate must review each page of each case report form. These monitoring visits may last several days, and corrections to the case report forms are frequently required before the data can be delivered to the Sponsor. Several weeks or even months of data must be reviewed during each monitoring visit. At the completion of a monitoring visit, the case report form pages are physically transferred to a central location where the data is then entered into a database for statistical compilation. Using this traditional method of data collection and quality control, the time duration from patient visit to delivery of clean data to the Sponsor can range from six to nine months. Such delays are significant because errors or trends may not be detected until long after the interaction between patient and investigator.

     DataTRAK EDC(TM) is a technology platform that consists of Windows(TM) compatible software and intranet hardware designed to assist Sponsors in starting and finishing their clinical trials on a more timely basis. The DataTRAK combination of software and hardware expedites the data collection and reporting process during a clinical trial. In addition to providing the DataTRAK technology, DataTRAK is also a service business that offers electronic data collection and clinical trial data management capabilities across numerous research sites. DataTRAK's objective is to improve the traditional process of collecting clinical research and noninterventional health care data by providing cleaner data more quickly than what is available in a paper environment.

     The DataTRAK system consists of five database modules designed for flexible adaptation to the clinical research process. DataTRAK initially provides a set of electronic data forms that can be modeled to suit the needs of the clinical trial. Each form is then made available through data entry capability to each research site. Once clinical trial data has been entered the data is processed and reviewed either at DataTRAK's centrally located QRC or at the Sponsor. After the data is reviewed and cleansed of all entry errors, DataTRAK's report capability can be accessed by Sponsors and investigators to generate customized reports.

     Finally, DataTRAK's export feature allows completed data and reports to be transmitted directly to a Sponsor's in-house database.

     Under this model, research data is collected more quickly and with greater accuracy than physical review of paper reports. The QRC largely replaces traditional, paper-based forms of monitoring. Experienced clinical research associates review the electronic data as it comes in to a central data repository, reviewing medical alerts, protocol violations and recurring errors. They review the incoming data for trends and communicate their findings electronically to the clinical research site and/or the Sponsor. Once the case report form data has been reviewed to correct errors it is integrated directly into a Sponsor's database in

Sponsor specified formats. Clinical trial data is transmitted to DataTRAK's QRC or exported to a Sponsor's database through a global, secure intranet. In 1998, the Company developed a web-compatible version of the DataTRAK EDC(TM) software. To date, DataTRAK has not recognized any revenue from its QRC services.

     In October 1998, an international pharmaceutical manufacturer presented clinical metrics from its use of DataTRAK EDC(TM) in a multicenter, international clinical trial involving 200 patients. Compared to a traditional paper model in a similar trial of size and complexity, the clinical study showed that DataTRAK EDC(TM) reduced overall trial duration by 30% and improved the "cleanliness" of the data through a significant reduction in queries by 86%. The Company believes that, by automating these procedures, the DataTRAK system can be a timesaving component of the drug development process. DataTRAK can provide any Sponsor or SMO with the DataTRAK(R) process as a competitive advantage by accelerating the review and processing of clinical trial data.

     Customers and Marketing. DataTRAK's market is largely comprised of Sponsors. In connection with the Company's purchase of the software now known as DataTRAK EDC(TM), the Company acquired agreements with a European Sponsor licensing the use of DataTRAK EDC(TM) in a clinical trial presently underway in Europe. Although the Company has not developed a defined marketing strategy, it expects to market its software and services through DataTRAK's sales and marketing staff located in the United States and Europe. Through DataTRAK's marketing efforts, four large pharmaceutical companies have been identified who are now seeking a worldwide EDC solution for their clinical trials. Since the market for EDC in general and for DataTRAK specifically has been an emerging one, the effectiveness of DataTRAK's marketing efforts with Sponsors has been limited. However, DataTRAK has selectively participated in scientific and medical meetings to promote its services and has occasionally used direct mail and journal advertisements to build awareness of its capabilities. During the year ended December 31, 1998, Bayer accounted for all of DataTRAK's revenue totaling $130,000.

     To assess the market potential of its DataTRAK EDC(TM) technology, the Company hired an independent consulting firm in August 1998 to survey pharmaceutical and biotechnology companies concerning their interest in adopting EDC for clinical trials. Thirty-five senior level personnel from twenty-five companies participated in the survey, which was completed in October 1998. The results of this survey indicate that thirty-four out of thirty-five company representatives feel that EDC will replace the pharmaceutical industry's current paper method of data collection and monitoring. Nineteen of the twenty-two respondents, from companies currently without EDC capabilities, stated that their companies were going to make a commitment towards EDC within the next twelve to twenty-four months. In the survey, the majority of Sponsors believed that EDC will decrease the time and cost of clinical research and development.

     The EDC market has been slow to develop. Most EDC vendors have insignificant revenues and are classified as start-ups. The growth of the Internet over the past two years has drastically altered business strategies and pricing models in this specific sector. Nonetheless, the Company believes that automation of some sort is inevitable, and that DataTRAK EDC(TM) can be competitive in this emerging marketplace. The product is fully validated, web-enabled, has multilanguage capability which has been utilized in actual clinical trials, has been deployed in more than 30 studies involving a total of 17,000 patients, has international experience, and possesses sponsor-published metrics documenting clinical trial acceleration and enhancement of quality through significant reductions in queries.

     Contracting and Backlog. DataTRAK contracts provide a fixed price for each component or service to be delivered. Services provided by DataTRAK that are in addition to those provided for in its contracts are billed on a fee for service basis for services completed. Generally, these contracts range in duration from twelve to eighteen months. The ultimate contract value is dependent upon the length of the customer's use of DataTRAK EDC(TM) and the services provided by DataTRAK. As services are performed over the life of the contract, revenue is recognized under the percentage of completion method utilizing units of delivery. Costs associated with contract revenues are recognized as incurred. These contracts can be terminated at any time by the Sponsor with or without cause. DataTRAK is entitled to payment for all work performed through the date of notice of termination and for recovery of some or all costs incurred to terminate a contract. The termination of a contract will not result in a material adjustment to revenue or costs previously recognized.

     DataTRAK is also a seller and licenser of software. Generally, revenue is recognized upon delivery of sold software. Licensing revenue is recognized ratably over the life of the license. To date DataTRAK has not recognized any revenue from software sales.

     Backlog consists of anticipated revenue from letters of intent and signed contracts yet to be completed. DataTRAK's backlog at December 31, 1998 was $30,000. DataTRAK's backlog is not necessarily a meaningful predictor of future results. Contracts included in backlog are subject to termination or delay at any time. There can be no assurance that the Company will realize revenue from backlog or as to the amount of backlog that will be converted to revenue within any fiscal period. Delayed contracts remain in the Company's backlog until canceled. The Company expects that the entire $30,000 backlog will be converted to revenue during 1999.

     Competition. DataTRAK competes within the clinical research and the EDC markets. Both of these industries are highly competitive and fragmented. In addition, the EDC industry is currently emerging and is characterized by rapidly evolving technology. The Company expects that DataTRAK will compete within this market on the strength of its functionality, its design architecture and its data entry and review tools, which the Company believes equal or exceed those available in the market. The Company also believes that DataTRAK may enhance its competitive strength through the formation of strategic alliances with established industry organizations. While the Company has received expressions of interest from various parties in establishing such relationships, it is not engaged in any discussions concerning a sale or merger of the Company.

     DataTRAK's competitors within these fields consist of large, full-service CROs, large information industry players and smaller, limited service providers. DataTRAK's major competitors include software vendors specializing in EDC, clinical trial data service companies and large pharmaceutical companies currently developing their own in-house technology. Also, many current and potential future competitors have or may have substantially greater financial and technical resources, greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share or product acceptance to the Company's detriment. There can be no assurance that DataTRAK will be able to capture or establish the market presence necessary to effectively compete in this emerging sector of the clinical research industry.

     The Company is aware of other EDC systems that compete or, in the future, may compete directly with DataTRAK EDC(TM). The Company is also aware of other current or developing technologies that provide some of the functionality of the DataTRAK(R) process. There are other companies that have developed or are in the process of developing technologies that are or, in the future, may be the basis for competitive products in the clinical research EDC market. Some of those technologies may have an entirely different approach or means of accomplishing the desired effects of DataTRAK EDC(TM). There can be no assurance that either existing or new competitors will not develop products that are superior to or that otherwise achieve greater market acceptance than DataTRAK EDC(TM). In addition, the Company believes that certain large players in the information technology industry may be forming alliances and attempting to capitalize on the data delivery options offered by the Internet. To the extent that DataTRAK's approach to EDC may gain market acceptance, there can be no assurance that larger players in the information technology industry will not develop competing technology, nor as to the effect of such competing technology on DataTRAK's operations.

     Regulatory Matters. On June 18, 1997, the United States Food and Drug Administration (the "FDA") issued draft guidelines, on the use of computer systems in clinical trials, for review and comment by the public and affected industries. The FDA draft includes guidelines related to standard operating procedures, data entry, system design, security, system dependability and controls, personnel training, records inspection and certification of electronic signatures. Based on its review of these draft guidelines, the

Company believes DataTRAK EDC(TM) is consistent with this draft guidance. Because the FDA's development of this guidance is still in the early stages, no assurance can be made that DataTRAK EDC(TM) will remain consistent with the FDA's requirements. Any release of final FDA guidance that is significantly inconsistent with the design of DataTRAK EDC(TM) may have a material adverse effect on the business and operations of DataTRAK. The Company intends to continue to monitor this guidance to ensure compliance.

     Potential Liability and Insurance. Clinical pharmaceutical and medical device research requires the review and handling of large amounts of patient data. Potential liability may arise from a breach of contract or a loss of or unauthorized release of clinical trial data. To date, DataTRAK has not received any claims resulting from its services. However, the Company maintains an errors and omissions professional liability insurance policy in amounts it believes to be sufficient to cover claims that may be brought against DataTRAK. There can be no assurance that this coverage will be adequate, or that insurance coverage will continue to be available to DataTRAK.

     Patents and Trademarks. The Company holds registered service marks incorporating the DataTRAK(R) process, and various DataTRAK trademarks, including the DataTRAK EDC(TM) software. The DataTRAK EDC(TM) software is the foundation of the DataTRAK(R) process. The Company does not own any patents relating to DataTRAK. Historically, the Company believed that its ability to attract and retain highly skilled employees and manage the growth of its business was more important to its performance than any intellectual property rights that it has purchased or developed to date. However, upon the consummation of the Proposed Sale, DataTRAK will become the sole component of the Company's business, and intellectual property rights in DataTRAK will be highly significant to the continued operation and development of the DataTRAK business.

The Clinical Business

     General. The Company was founded in 1991 as an Ohio corporation. Since then, the Clinical Business, through the Company's Affiliated Site Network, has assisted Sponsors in conducting the clinical research necessary to obtain regulatory approval for new drugs and provided an innovative strategy for developing and marketing a clinical research site management organization. Collaborative acquired GFI and WCE in 1996. GFI conducts Phase I clinical research at a Company-owned clinical research site. WCE's services are directed primarily toward over the counter ("OTC") pharmaceutical products, and include studies necessary to switch prescription drugs to OTC use, label comprehension evaluations and consumer product testing.

     The Clinical Business assists Sponsors through its Affiliated Site Network, in identifying and recruiting investigators, initiating clinical trials at clinical research sites and managing clinical trials. The Clinical Business also performs clinical research trials and provides other related research services. The Clinical Business has managed trials ranging in size from single site trials involving fewer than ten patients to a 300-site trial involving 3,000 patients.

     The Affiliated Site Network. The Clinical Business's Affiliated Site Network provides a clinical research model that responds to Sponsors' needs to bring new products to market faster. Each Affiliated Site, although not owned by the Company, is affiliated with the Company through a written affiliation agreement (the "Affiliation Agreement"). Under the terms of the Affiliation Agreement the sites agree to consider clinical research business opportunities presented to them by Collaborative. The sites have no obligation to accept any research business, but are restricted from independently pursuing any business opportunities presented to them by the Company. The sites also agree not to affiliate with another network of research sites during the term of the Affiliation Agreement and for a period of 6 to 12 months after termination of the Affiliation Agreement. Through the over 450 sites in the Affiliated Site Network, the Clinical Business has the capacity to provide Sponsors with rapid access to over 3,700 principal investigators. Affiliated Sites range from group practices with individual investigators to integrated health care delivery systems with hundreds of investigators, and include academic medical centers, community hospitals, outpatient treatment centers, research centers, managed care organizations and physician practice groups. Regardless of its size, each member of the network is considered a single Affiliated Site.

           The Affiliated Site Network consists of six therapeutic-focused sub-networks that provide Phase II, III and IV clinical research services. The Clinical Business is capable of using research sites outside of its Affiliated Site Network if requested by the Sponsor. The Clinical Business regularly updates its demographic database on each Affiliated Site.

           The Clinical Business's network approach to clinical research serves the independent research site by delivering incremental clinical research revenue, by marketing the capabilities of all Affiliated Sites and by negotiating one contract for all Affiliated Sites participating in any one clinical trial.

           GFI Pharmaceutical Services. GFI performs clinical research and provides other clinical research services through its 80-bed facility located in Evansville, Indiana for conducting Phase I through Phase IV research. Phase I clinical research is substantially more specialized and limited than other phases of the research process because hospital or clinic beds must be available for extended stays in a sequestered environment.

           WCE Clinical Evaluations. WCE provides contract research services on pharmaceuticals, especially when being switched from prescription to OTC products, and on medical devices, foods, and other products intended for broad consumption. The contract research services provided by WCE include consultation on and performance of studies necessary to switch prescription drugs to OTC products, label comprehension evaluations, and consumer product testing.

           The Clinical Business provides a variety of clinical trial management services, whether clinical trials are performed at Affiliated Sites or company-owned research facilities. These services include pre-study and research site activation services, patient tracking services and clinical trial management. Additional services include coordination of investigator meetings, the Institutional Review Board ("IRB") approval process and other procedures that must be performed prior to enrollment of patients into a study, and assistance in patient recruitment and enrollment.

           Customers and Marketing. The Clinical Business has provided services for many leading pharmaceutical and biotechnology companies and CROs. Its sales personnel generally have scientific or pharmaceutical backgrounds and are located regionally throughout the United States. The Clinical Business concentrates a majority of its marketing resources on direct selling to Sponsors. It also selectively participates in scientific and medical meetings to promote its services and occasionally uses direct mail and journal advertisements to build awareness of its capabilities.

           During each of the three years in the period ended December 31, 1998, sales to companies in the pharmaceutical industry accounted for more than 72% of the Clinical Business's revenue. During 1996, sales to Merck & Co., Inc. and Dey Laboratories accounted for 22% and 31% of the Clinical Business's total revenue. Other customers in the pharmaceutical industry have from time to time accounted for more than 10% of the Clinical Business's annual revenue. Bristol Myers Squibb and Pharmacia & Upjohn each accounted for more than 10% of revenue during 1997. During 1998, Procter & Gamble and Hoechst Marion Roussell, Inc. each accounted for more than 10% of revenue. The extent to which the Clinical Business relies on sales to one customer varies from period to period, depending upon the timing of new clinical research contracts, the relationship between the Affiliated Sites' therapeutic expertise and a Sponsor's specific therapeutic needs, the Company's ability to generate new business, the timing and size of clinical trials, and other factors.

           Contracting and Backlog. The Clinical Business's contracts provide a fixed price for each component or service delivered. The ultimate contract value depends on such variables as the number of research sites selected, patients enrolled and other services required by the Sponsor. Generally, the Company's contracts range in duration from several months to several years. As services are performed over the life of the contract, revenue is earned under the percentage of completion method utilizing units of delivery. Costs associated with contract revenue are recognized as incurred. Cash flows vary with each contract, although generally a portion of the contract fee is paid at the time the trial begins, with the balance paid as pre-determined contract milestones are satisfied. All amounts received are recorded as a liability under "deferred revenue" until work has been completed and revenue has been recognized. Generally, Sponsors may terminate a contract with the Company with or without cause. In the event of termination, the Company is entitled to payment for all work performed through the date of notice of termination and for costs associated with termination of the study.

           Backlog consists of anticipated revenue from letters of intent and signed contracts yet to be completed. The Company's backlog is not necessarily a meaningful predictor of future results. Contracts included in backlog are subject to termination or delay at any time. There can be no assurance that the Company will realize revenue from backlog or as to the amount of backlog that will be converted to revenue within any fiscal period. Delayed contracts remain in the Company's backlog until canceled. As of December 31, 1997 and 1998, the Company's backlog was $25.9 million and $15.8 million, respectively. Of the $15.8 million backlog at December 31, 1998, the Company expects that $10.4 million will be converted to revenue subsequent to 1999.

           Competition. The clinical research industry is highly fragmented and comprised of several large, full-service CROs and many small CROs and limited service providers. The major competitors in the industry include the research departments of pharmaceutical companies, CROs and SMOs. The Clinical Business competes in this market on the basis of its ability to provide rapid access to high quality clinical investigators and patients through its Affiliated Site Network. Many of the Clinical Business's competitors have substantially greater financial and other resources than the Clinical Business's, and there can be no assurance of the Clinical Business's ability to continue to compete effectively with these larger competitors. To the extent the Clinical Business's approach to the conduct of clinical trials continues to gain acceptance in the market, there can be no assurance that these larger competitors will not develop their own networks of research sites, nor as to the effect of such competing networks on the Clinical Business's operations. The Clinical Business may also face competition from other networks of research sites in the recruitment of potential Affiliated Sites.

           Regulatory Matters. The clinical investigation of new pharmaceutical and biotechnology products is highly regulated. The FDA has promulgated regulations and guidelines pertaining to applications to initiate trials of new compounds, approval and conduct of studies, report and record retention, informed consent, applications for approval of new compounds and post-marketing requirements. The services provided by the Clinical Business are ultimately subject to FDA regulation. If FDA audits indicate that the Clinical Business has failed to adequately comply with federal regulations and guidelines, it could have a material adverse effect on the Company. In addition, the failure of the Clinical Business to comply with applicable regulations could result in termination of on-going research or the disqualification of data, either of which could also have a material adverse effect on the Clinical Business's results of operations, financial condition and reputation.

           Potential Liability and Insurance. Clinical trials involve the testing of approved and non-approved drugs on human beings. This testing carries with it a significant risk of liability for personal injury or death to participants resulting from an adverse reaction to, or improper administration of, the trial drug. To date, the Company has not received any claims resulting from either the testing of new drugs or professional malpractice. In order to reduce its exposure to liability, the Clinical Business generally obtains indemnification from Sponsors and, in some cases, from investigators and Affiliated Sites contracted by the Clinical Business. The value of the indemnification depends on the financial viability of the indemnifying party. In order for such indemnification to be valid, the Clinical Business and its employees and agents must act within the bounds of specific procedural requirements governing the conduct of the clinical trial. The financial position of the Company could be materially adversely affected if the Company was forced to undertake the defense of, or was found financially responsible for, claims based upon the foregoing or related risks. The Company maintains an errors and omissions professional liability insurance policy in amounts it believes to be sufficient to cover claims that may be brought against the Clinical Business. However, there can be no assurance that this coverage will be adequate, or that insurance coverage will continue to be available to the Clinical Business.

ITEM 2.   PROPERTIES

     The Company presently maintains its executive, DataTRAK and Affiliated Site Network offices in approximately 9,000 square feet of space in Cleveland, Ohio pursuant to a lease with an unaffiliated third party. The Company also maintains a lease of approximately 7,000 square feet of office space in Bonn, Germany for its DataTRAK GmbH operations.

     The Clinical Business presently leases approximately 32,000 square feet of office and medical space in Evansville, Indiana, housing, among other things, an 80 bed in-patient Phase I research facility for its GFI operations. WCE operates from approximately 7,600 square feet of office space in Indianapolis, Indiana. The Affiliated Site Network shares 9,000 square feet of leased office space with the Company's corporate headquarters and DataTRAK operations in Cleveland, Ohio. Upon completion of the Proposed Sale, the GFI and WCE leases will be assigned to West. The Company will sublet to West approximately 4,500 square feet of office space in Cleveland, Ohio at terms substantially similar to its current lease

ITEM 3.   LEGAL PROCEEDINGS

     From time to time, the Company is a party to various lawsuits arising in the ordinary course of business. The Company does not believe that the outcome of such litigation will have a material adverse effect on its results of operations or financial condition.

     On September 5 1997, a summons and complaint was filed by the Company in the Netherlands against the shareholders' of U-Gene Research B.V. for breach of contract. The claim is for money damages for costs incurred and liquidated damages related to an aborted acquisition of U-Gene Research B.V. Responsive pleadings by the defendants were filed on March 12, 1999. The Company is currently reviewing these pleadings.

     On July 18, 1997, two former executive officers of the Company claimed that their employment agreements were violated by the Company and, by letter, each demanded payment from the Company of an amount equal to one year's annual salary. On June 8, 1998, the Company reached a settlement with the two former executive officers. The Company has provided for this settlement in its 1998 results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

           The Company's Common Shares are traded on The Nasdaq National Market ("Nasdaq") under the symbol "CCLR". The Common Shares were initially offered to the public on June 11, 1996 at a price of $13.50 per share and commenced trading on Nasdaq on that date. The following table sets forth, for the fiscal years ended December 31, 1997 and 1998, the high and low sale prices per share for the Common Shares, as reported by Nasdaq. These prices do not include retail markups, markdowns or commission.

                                                     High                 Low
                                                    ------               -----
1997
----
First Quarter                                       $12.75               $7.00
Second Quarter                                      $ 8.25               $5.75
Third Quarter                                       $ 7.38               $5.63
Fourth Quarter                                      $ 6.63               $4.50

1998
----
First Quarter                                       $ 5.25               $3.75
Second Quarter                                      $ 4.75               $4.06
Third Quarter                                       $ 4.38               $2.69
Fourth Quarter                                      $ 4.31               $2.50

           On February 26, 1999, the last sale price of the Common Shares as reported by Nasdaq was $4.13 per share. As of February 26, 1999, there were 86 holders of record and approximately 1,200 beneficial holders of the Common Shares.

           The Company has never declared or paid cash dividends on its Common Shares. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations, current and anticipated cash needs and plans for expansion. The Board of Directors expects to distribute some portion of the Company's retained cash after the Proposed Sale to the Company's shareholders or offer to repurchase some of the Company's outstanding Common Shares.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                           Year Ended December 31,
                                                          -------------------------------------------------------
                                                              1994      1995    1996           1997       1998
                                                              ----      ----    ----           ----       ----
                                                                   (In thousands, except per share data)

Statement of Operations Data:
Revenue                                                  $ 4,047     $10,453     $25,715     $ 17,327    $ 13,226
Direct costs                                               2,908       8,491      17,976       12,637      10,511
                                                         -------     -------     -------     --------    --------
Gross profit                                               1,139       1,962       7,739        4,690       2,715
Selling, general and administrative expenses               1,386       2,770       6,141       10,009       8,969
Impairment charge                                            ---         ---         ---          ---       6,056
Special items                                                ---         ---         ---        2,995       1,998
Depreciation and amortization                                 59          62         606        1,015       1,155
                                                         -------     -------     -------     --------    --------
Income (loss) from operations                               (306)       (870)        992       (9,329)    (15,463)
Other income (expense)                                        92         117       1,038        1,888       1,467
                                                         -------     -------     -------     --------    --------
Income (loss) before income taxes                           (214)       (753)      2,030       (7,441)    (13,996)
Income tax expense (benefit)                                 ---         ---         383          (58)         80
                                                         -------     -------     -------     --------    --------
Net income (loss)                                        $  (214)    $  (753)    $ 1,647     $ (7,383)   $(14,076)
                                                         =======     =======     =======     ========    ========
Net income (loss) per share: basic                       $ (0.13)    $ (0.31)    $  0.36     $  (1.16)   $  (2.19)
                                                         =======     =======     =======     ========    ========
Shares used in the computation of basic net
     income (loss) per share                               1,621       2,464       4,626        6,384       6,422
                                                         =======     =======     =======     ========    ========
Net income (loss) per share: diluted                     $ (0.13)    $ (0.31)    $  0.33     $  (1.16)   $  (2.19)
                                                         =======     =======     =======     ========    ========
Shares used in the computation of diluted net income
     (loss) per share                                      1,621       2,464       5,052        6,384       6,422
                                                         =======     =======     =======     ========    ========
Supplemental pro forma net loss (a)                                                                      $ (3,946)
                                                                                                         ========
Supplemental pro forma net loss per share:
     basic and diluted (a)                                                                               $  (0.61)
                                                                                                         ========

                                                                               December 31,
                                                          -------------------------------------------------------
                                                              1994      1995        1996      1997        1998
                                                              ----      ----        ----      ----        ----
                                                                   (In thousands, except per share data)

Balance Sheet Data:
Cash, cash equivalents and short-term
    investments                                          $  4,105    $  3,011    $  34,683   $33,613     $ 26,693
Working capital                                             3,879       2,961       39,626    33,021       24,489
Total assets                                                5,523       7,025       53,687    48,321       33,540
Long-term liabilities                                         ---         ---          ---       ---          ---
Retained earnings (accumulated deficit)                      (858)     (1,611)          36    (7,347)     (21,423)
Total shareholders' equity                                  4,004       3,323       49,548    42,350       28,238
Book value per common share                              $   1.63    $   1.29    $    7.85   $  6.60     $   4.40
Pro forma book value per common share (b)                                                                $   6.18
Cash dividends declared                                       ---         ---          ---       ---          ---


(a) Gives effect to the Proposed Sale as if it had occurred at the beginning of 1998.

(b) Gives effect to the Proposed Sale as if it had occurred on December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Collaborative operates two separate businesses within the clinical research industry. Through its Clinical Business, the Company operates a multi-specialty SMO that provides clinical research services to companies in the clinical pharmaceutical, biotechnology, CRO and medical device research industries. Through DataTRAK, the Company provides EDC and other services to assist Sponsors in accelerating the completion of clinical trials. DataTRAK had no revenue prior to 1998.

     On December 21, 1998, the Company signed the Agreement with West providing for the sale of assets of the Company related to the Clinical Business. The sale is subject to shareholder approval and, if approved, is expected to be completed by the end of April 1999. Upon completion of the Proposed Sale, the Company will no longer operate the Clinical Business.

     The Proposed Sale would transfer substantially all of the Company's backlog to West, and the Company would no longer generate revenue from the operation of the Clinical Business. Consequently after the Proposed Sale, the DataTRAK business will be the sole source of the Company's revenue, and approximately 95% of the Company's assets, or approximately $39.0 million, will be held in cash, cash equivalents and short-term investments. After the Proposed Sale, the Company anticipates that DataTRAK's operating results will fluctuate significantly from period to period. There can be no assurance of DataTRAK's long-term future prospects.

     The discussion that follows highlights the business conditions and certain financial information specific to each of the Company's two business segments.

     Clinical Business. The Clinical Business provides services to three segments of the pharmaceutical and biotechnology industries. Through WCE, it provides clinical research services relating to the reclassification of prescription drugs into drugs available for OTC purchase and other OTC services. In addition, the Clinical Business provides phase I research services from its 80-bed clinic at GFI. Finally, through its Affiliated Site Network which is comprised of six therapeutically focused sub-networks drawn from over 450 affiliated research sites ("Affiliated Sites"), it provides phase II, III, and IV research services. The Company has no ownership interest in any of its Affiliated Sites.

     The Clinical Business enters into contracts that provide a fixed price for each component or service delivered. The ultimate contract value depends on such variables as the number of research sites selected, patients enrolled and other services required by the Sponsor. Generally, these contracts range in duration from several months to several years. As services are performed over the life of the contract, revenue is earned under the percentage of completion method utilizing units of delivery. Costs associated with contract revenue are recognized as incurred. Pass-through costs that are paid directly by Sponsors, and for which the Company does not bear the risk of economic loss, are excluded from revenue. These clinical trial costs can include investigator meeting fees, IRB fees and travel costs. The termination of a contract results in no material adjustments to revenue or direct costs previously recognized, and the Company is entitled to payment for all work performed through the date of notice of termination and all costs associated with termination of a study.

     Contracts in the Clinical Business may generally be terminated by the Sponsor with or without cause. Some of the reasons clinical trials may be terminated include unexpected results or adverse patient reactions to the drug, inadequate patient enrollment or investigator recruitment, manufacturing problems resulting in shortages of the drug or decisions by the Sponsor to de-emphasize or terminate a particular trial or development efforts on a particular drug. Depending on the size of the trial, a Sponsor's decision to terminate or delay the trial could have a material adverse effect on the Company's backlog, future revenue and profitability.

     The net loss of the Clinical Business was $2.0 million, including a special items charge of $260,000, for the year ended December 31, 1997 and $10.1 million for the year ended December 31, 1998, including special items and impairment charges totaling $7.3 million.

     The Company's backlog at December 31, 1998, substantially all of which relates to the Clinical Business, was $15.8 million, as compared to backlog of $25.9 million at December 31, 1997. During 1998, a large contract, which had not been performing as expected, together with several smaller contracts were removed from backlog. The removal of these contracts reduced backlog by $16.9 million. The current backlog reflects the addition of $19.0 million of new backlog during 1998. Other miscellaneous contract adjustments had the effect of increasing backlog by $1.0 million. Of the $15.8 million backlog at December 31, 1998, the Company expects that $10.4 million will be converted to revenue subsequent to 1999.

     DataTRAK Business. Collaborative's wholly owned subsidiary, DataTRAK, uses the software known as DataTRAK EDC(TM) to provide EDC and technology services to Sponsors in order to assist in the more timely completion of clinical trials. The Company is currently developing this business, has recognized minimal revenue to date, and has experienced significant losses and negative cash flow from operations since beginning operations in 1997. DataTRAK had no operating results during 1996. During the year ended December 31, 1997, DataTRAK had no revenue and a net loss of $3.9 million, including a special items charge of $2.7 million. For the year ended December 31, 1998, DataTRAK's net loss was $2.7 million, including special items charges of $161,000. There can be no assurance that the Company will be successful in achieving commercial acceptance of the DataTRAK(R) process.

     DataTRAK contracts provide a fixed price for each component or service to be delivered. Services provided by DataTRAK that are in addition to those provided for in its contracts are billed on a fee for service basis for services completed. Generally, these contracts range in duration from twelve to eighteen months. The ultimate contract value is dependent upon the length of the customers use of DataTRAK EDC(TM) and the services provided by DataTRAK. As services are performed over the life of the contract, revenue and direct costs of revenue are recognized under the percentage of completion method utilizing units of delivery. Costs associated with contract revenues are recognized as incurred. These contracts can be terminated by the Sponsor with or without cause. DataTRAK is entitled to payment for all work performed through the date of notice of termination and for recovery of some or all costs incurred to terminate a contract. The termination of a contract will not result in a material adjustment to revenue or costs previously recognized.

     DataTRAK is also a seller and licenser of software. Generally, revenue is recognized upon delivery of sold software. Licensing revenue is recognized ratably over the life of the license. To date DataTRAK has not recognized any revenue from software sales.

     Since its purchase of the DataTRAK EDC(TM) software, in January 1998, DataTRAK has recorded revenue related to two fixed unit price clinical trial contracts. At December 31, 1998, DataTRAK's backlog, related to one contract, was $30,000. In the future DataTRAK may also record revenue related to the sales of software. Due to DataTRAK's early stage of development and its low level of backlog, there can be no assurance as to its future levels of revenue.

Results of Operations

     The following tables set forth, for the periods indicated, certain items from the Company's Consolidated Statements of Operations, expressed in thousands by line of business.

                                             Year ended December 31, 1998
                                                              Other
                                       Clinical   DataTRAK  Corporate
                                       Business   Business    Items    Total
                                       --------   --------  --------  --------
Revenue                                $ 13,094   $   132   $  ----   $ 13,226
Direct costs                             10,047       464      ----     10,511
                                       --------   -------   -------   --------
Gross profit (loss)                       3,047      (332)     ----      2,715

Selling, general and
    administrative expenses               4,898     1,839     2,232      8,969
Impairment charge                         6,056      ----      ----      6,056
Special items                             1,245       161       592      1,998
Depreciation and amortization               685       359       111      1,155
                                       --------   -------   -------   --------
Loss from operations                     (9,837)   (2,691)   (2,935)   (15,463)
Other income (expense)                     (212)     ----     1,679      1,467
                                       --------   -------   -------   --------
Loss before income taxes                (10,049)   (2,691)   (1,256)   (13,996)
Income tax expense                           80      ----      ----         80
                                       --------   -------   -------   --------
Net loss                               $(10,129)  $(2,691)  $(1,256)  $(14,076)
                                       ========   =======   =======   ========

                                              Year ended December 31, 1997
                                                               Other
                                       Clinical   DataTRAK   Corporate
                                       Business   Business     Items     Total
                                       --------   ---------  --------   --------
Revenue                                $17,327    $  ----    $  ----    $17,327
Direct costs                            12,637       ----       ----     12,637
                                       -------    -------    -------    -------
Gross Profit                             4,690       ----       ----      4,690
Selling, general and
    administrative expenses              5,523      1,089      3,398     10,010
Special items                              257      2,738       ----      2,995
Depreciation and amortization              817         72        125      1,014
                                       -------    -------    -------    -------
Loss from operations                    (1,907)    (3,899)    (3,523)    (9,329)
Other income (expense)                    ----       ----      1,888      1,888
                                       -------    -------    -------    -------
Loss before income taxes                (1,907)    (3,899)    (1,635)    (7,441)
Income tax expense (benefit)               140       ----       (198)       (58)
                                       -------    -------    -------    -------
Net loss                               $(2,047)   $(3,899)   $(1,437)   $(7,383)
                                       =======    =======    =======    =======



                                                            Year ended December 31, 1996
                                                                                Other
                                             Clinical        DataTRAK         Corporate
                                             Business        Business           Items            Total
                                            ---------        --------         ---------         --------
Revenue                                      $25,715         $    ---         $    ---          $25,715
Direct costs                                  17,976              ---              ---           17,976
                                            ---------        --------         ---------         --------
Gross Profit                                   7,739              ---              ---            7,739
Selling, general and
  administrative expenses                      4,054              ---             2,087           6,141
Depreciation and amortization                    546              ---                60             606
                                            ---------        --------         ----------        --------
Income (loss) from operations                  3,139              ---            (2,147)            992
Other income (expense)                           ---              ---             1,038           1,038
                                            ---------        --------         ----------        --------
Income (loss) before income taxes              3,139              ---            (1,109)          2,030
Income tax expense                               ---              ---               383             383
                                            ---------        --------         ----------        --------
Net income (loss)                            $ 3,139         $    ---         $  (1,492)        $ 1,647
                                            =========        ========         ==========        ========

     During 1996, the Company's only line of business was the Clinical Business. For comparative purposes, statement of operations items related to corporate overhead have been shown in the "Other Corporate Items" column of the table for the year ended December 31, 1996.

Year ended December 31, 1998 Compared with Year ended December 31, 1997

     Clinical Business. Revenue for the year ended December 31, 1998 decreased 24.3% to $13.1 million as compared to $17.3 million for the year ended December 31, 1997. The decrease was the result of a decline in revenue from clinical trials conducted by the Clinical Business, caused by the inability to attract sufficient new business and convert existing backlog into revenue during the year ended December 31, 1998. During both 1997 and 1998 the Clinical Business performed services on approximately 200 contracts. The size, duration and difficulty of each contact varies, therefore the amount of backlog converted into revenue and revenue earned in any year is independent of the number of contracts on which services are performed. During the second half of 1997, the Company hired a new Vice President of Marketing and Sales and rebuilt its sales force in an effort to increase backlog. In December of 1997 the Company hired a Chief Operating Officer for the Clinical Business and a new General Manager for GFI. During 1998, $19.0 million of new contracts was added to backlog, however, due to the duration of many of these contacts, much of this new backlog was not converted into revenue in 1998. The Clinical Business's backlog at December 31, 1998 was $15.8 million. The Company expects $5.4 million to be converted to revenue in 1999. There can be no assurance as to the level of backlog that will be added in 1999, or as to the Clinical Business's level of revenue in 1999 and beyond.

     Direct costs include compensation and related fringe benefits for non-administrative employees (including those at Company-owned research facilities) and other expenses directly related to contracts, which can be subcontracted to the Affiliated Sites and other vendors. These costs decreased by $2.6 million, or 20.6%, from $12.6 million to $10.0 million for the years ended December 31, 1997 and 1998, respectively. As a percentage of revenue, direct costs increased from 72.8% during the year ended December 31, 1997 to 76.3% during the year ended December 31, 1998. The Clinical Business incurs a high level of fixed direct costs at its owned research sites, due to the number of clinical and support personnel required in order to offer clinical services at these sites. The increase in direct costs as a percentage of revenue was the result of the division's low level of revenue and its inability to leverage fixed costs at its Company-owned research facilities.

     Selling, general and administrative ("SG&A") expenses include all administrative personnel costs, business development costs, and costs associated with the growth and quality maintenance of the Affiliated Site Network, and all other expenses not directly chargeable to a specific contract. Approximately 5% of the Clinical Business's SG&A expenses are for costs associated with the growth and quality maintenance of the Affiliated Site Network. These Affiliated Site Network costs, which include among other things expenses related to personnel, travel, advertising, database management and regulatory compliance, are expensed as incurred. SG&A costs for the year ended December 31, 1998 decreased $600,000 to $4.9 million as compared to $5.5 million during the year ended December 31, 1997. Of this decrease $300,000 was the result of the Company's exiting of its European and other strategic initiatives, which were intended to increase the types of research services offered by the Clinical Business. The remainder of the decrease was the result of the Company's reorganization in the first quarter of 1998. As a percentage of revenue, selling, general and administrative expenses increased from 31.8% to 37.4% for the years ended December 31, 1997 and 1998, respectively. The increase in SG&A expenses as a percentage of revenue was the result of the Clinical Business's low level of revenue being unable to absorb its fixed operating costs.

     During 1998, the Clinical Business recorded asset impairment charges of $6.1 million related to the impairment of goodwill. Of this charge, $1.9 million was related to goodwill written off related to two Clinical Business locations that were closed in September 1998 due to poor operating performance. The $1.9 million of goodwill represents the unamortized portion of goodwill that was allocated to these sites at the time of their purchase. The remaining $4.2 million of the impairment charge was for goodwill associated with GFI's operations. GFI's revenue was in continual decline and its net losses continued to increase since its acquisition. In the third quarter of 1998, after management's efforts to effect a turn around were exhausted, and concurrent with the Company's planning process, it was determined that the possibility of recovering the recorded value of the GFI goodwill through a sale of GFI, exclusive of a sale of the entire Clinical Business was remote. In addition, it was determined that GFI's future undiscounted cash flows were below the carrying value of GFI's long-lived assets. Accordingly, during the third quarter of 1998, the Company adjusted the carrying value of GFI's long-lived assets to their estimated fair value of approximately $1.6 million, resulting in the non-cash charge of $4.2 million. The estimated fair value was based on the purchase price allocated to GFI pursuant to an initial offer from West to purchase the Clinical Business. The write-downs of goodwill will result in a reduction of the Clinical Business's depreciation and amortization expense by approximately $230,000 as compared to 1998 expense levels.

     The Clinical Business incurred special items charges of $1.2 million for the year ended December 31, 1998. Of this total, $810,000 was incurred as part of the Company's reorganization plan and included severance costs for 19 employees who were terminated in March of 1998, costs associated with the relocation of certain Clinical Business employees and costs related to a lawsuit settlement with two former Clinical Business executive officers. The remaining $430,000 was a result of the Company exiting its United Kingdom activities and costs related to the closing of two of its Clinical Business sites. During 1997, the Clinical Business had special items charges of $260,000 relating to the disposal of certain medical equipment, computer equipment, and the closing of a leased facility. Management expects that these actions will lower the Clinical Business's SG&A expenses by approximately $800,000 as compared to 1998 SG&A expenses.

     Depreciation and amortization expense decreased from $820,000 for the year ended December 31, 1997 to $690,000 during the year ended December 31, 1998. Approximately $90,000 of the $130,000 decrease was the result of the goodwill write-down, and the remainder was due the disposal of certain assets at the end of 1997.

     Other expenses for the year ended December 31, 1998 of $210,000 were recorded as a result of costs incurred relating to the Proposed Sale of the Clinical Business.

     Income tax expense for the Clinical Business was $140,000 for the year ended December 31, 1997 and $80,000 for the year ended December 31, 1998. These taxes were the result of state taxes incurred during both years.

     DataTRAK Business. During the year ended December 31, 1998 DataTRAK had revenue of $130,000. This revenue was the result of EDC services preformed on two European clinical trials. Direct costs of this revenue, mainly personnel costs at DataTRAK's German subsidiary ("DataTRAK GmbH"), were $460,000 resulting in a gross margin loss of $330,000. Prior to 1998 DataTRAK had recorded no revenue or direct costs.

     SG&A expenses increased from $1.1 million to $1.8 million for the years ended December 31, 1997 and 1998, respectively. Of this increase, $480,000 was the result of expenses incurred by DataTRAK GmbH. DataTRAK GmbH was established in January 1998 in connection with the purchase of the software known as DataTRAK EDC(TM). The remainder of the increase, as well as the costs incurred by DataTRAK GmbH, was the result of costs incurred for developing, testing and marketing the DataTRAK(R) process and the DataTRAK EDC(TM) software.

     DataTRAK had special items charges of $160,000 during the year ended December 31, 1998. Of these charges, $30,000 resulted from the Company's first quarter 1998 reorganization and included severance costs for one employee who was terminated. The remaining $130,000 related to costs associated with the termination of the technology alliance agreement between the Company and IBM Global Services ("IBM"). DataTRAK recorded a special items charge of $2.7 million during 1997 as a result of the termination of its agreement with IBM. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year ended December 31, 1997 Compared with Year ended December 31, 1996; DataTRAK Business."


     Depreciation and amortization expense increased from $70,000 during the year ended December 31, 1997 to $360,000 during the year ended December 31, 1998. The increase was the result of the purchase of the DataTRAK EDC(TM) software, and other assets, as well as capitalized software development costs.

     Other Corporate Items. The Company recorded SG&A expenses of $3.4 million and $2.2 million during the years ended December 31, 1997 and 1998, respectively that were not allocated to either of Collaborative's operating divisions. Part of the decrease in these expenses is due to the absence of $600,000 of expenses related to the termination of potential acquisitions. The remaining $600,000 decrease was due to reduced personnel and other costs resulting from the Company's reorganization in the first quarter of 1998.

     Corporate special items charges relating to the Company's first quarter 1998 reorganization totaled $590,000. These charges included severance costs for nine employees who were terminated in March of 1998. It is expected that the first quarter of 1998 reorganization will have the effect of reducing corporate related SG&A expenses by $170,000 as compared to 1998 expense levels.

     Corporate related depreciation expense was $120,000 and $110,000 during the years ended December 31, 1997 and 1998, respectively.

     Other income decreased $210,000 for the year ended December 31, 1998 compared to the year ended December 31, 1997. The decrease was primarily the result of a decrease in interest income caused by the Company's use of cash to fund its operating losses and other working capital needs. This decrease was partially offset by the termination of the Company's HRI joint venture. The HRI joint venture, between the Company and Pharmaceutical Marketing Services, Inc., was terminated during the second quarter of 1997. During the year ended December 31, 1997, the Company's share of the loss from this joint venture was $50,000.

     As a result of the Company's net operating loss for the year ended
December 31, 1997, a $200,000 federal income tax benefit was recorded at December 31, 1997. This benefit represents the refund the Company received from its net operating loss carryback for federal income tax purposes. Due to the Company's net operating loss for 1998, no federal income tax provision was recorded. At December 31, 1998, the Company had a net operating loss carryforward of approximately $13.0 million, which will expire in the year 2013.

Year ended December 31, 1997 Compared with Year ended December 31, 1996

     Clinical Business. Revenue decreased by $8.4 million, or 32.7%, from $25.7 million in 1996 to $17.3 million in 1997. The decrease was the result of a $12.8 million decline in revenue from clinical trials conducted within the Clinical Business's Affiliated Site Network, offset, in part, by the $4.4 million increase in revenue attributable to operations acquired in 1996. The low level of revenue generated by the Affiliated Sites was the result of the Company's inability to attract sufficient new business and convert existing backlog into revenue during 1997. During the second half of 1997, the Company hired a new Vice President of Marketing and Sales and rebuilt its sales force in an effort to increase backlog. In December of 1997, the Company hired a Chief Operating Officer for the Clinical Business and a new General Manager for GFI.

     Direct costs decreased by $5.4 million, or 30.0%, from $18.0 million in 1996 to $12.6 million in 1997. Direct costs increased as a percentage of revenue from 70.0% in 1996 to 72.8% in 1997. Of the $5.4 million decrease, $9.0 million was caused by the decline in revenue generated by the Affiliated Sites, which was partially offset by an increase of $3.6 million due to the GFI and WCE acquisitions. The increase in direct cost percentage was the result of the Company's low level of revenue and its subsequent inability to leverage fixed costs.


     SG&A expenses increased by $1.5 million from $4.0 million in 1996 to $5.5 million in 1997. Of the $1.5 million increase, approximately $1.0 million was incurred at acquired research facilities, and the remainder was due to growth of the Clinical Business's infrastructure. As a percentage of revenue, SG&A expenses increased from 15.6% in 1996 to 31.8% in 1997. The increase in SG&A expenses as a percentage of revenue reflects the lower absorption of fixed operating costs resulting from decreased revenues, as well as the impact of additional expenses incurred to support the Company's efforts to rebuild sales and backlog, and its strategic initiatives.


     Special items include charges of $260,000 related to the Clinical Business that were recorded in the fourth quarter of 1997. These charges relate to the disposal of certain medical equipment, computer equipment, and the closing of a leased facility.

     Depreciation and amortization expense increased by $270,000 from $550,000 in 1996 to $820,000 in 1997. Of the $270,000 increase, $60,000 resulted from the depreciation of assets acquired with GFI and WCE, $130,000 resulted from the amortization of goodwill and $80,000 resulted from increased capital expenditures.

     During 1997, the Clinical Business had state income tax expense of $140,000.

     DataTRAK Business. During 1997, DataTRAK had SG&A expenses of $1.1 million. These costs were related to the testing and Affiliated Site training of the EDC and clinical trial management system, that was being developed through a technology alliance agreement with ISSC, a unit of IBM, and DataTRAK. This technology agreement was terminated in 1997.

     During 1997, the Company and IBM disagreed on several issues relating to the strategic direction of its technology alliance. In December of 1997, the two parties determined these differences to be irreconcilable and the technology alliance was terminated. As a result of this termination, the Company returned the software that was developed as a result of this alliance to IBM. The unamortized cost of this software, totaling $740,000 was written off. The Company and IBM disagreed on a number of issues concerning the parties' financial responsibilities in connection with the termination of the alliance, and the Company recorded a $2.0 million charge, which represented its best estimate at December 31, 1997 of its financial obligations associated with the termination of technology alliance. The total charge of $2.7 million was recorded as part of special items expense for the year ended December 31, 1997.

     DataTRAK had depreciation expense of $70,000 in 1997 related to software and licenses associated with the technology alliance agreement with ISSC.

     Other Corporate Items. For the years ended December 31, 1996 and 1997, the Company had SG&A expenses of $2.1 million and $3.4 million, respectively that were not related to either of Collaborative's operating divisions. Of the $1.3 million increase, $600,000 was for expenses related to the terminated negotiations for potential acquisitions. The remainder of the increase was due to the Company's strategic initiatives, primarily related to personnel and other costs incurred as a result of the Company's initiative to acquire clinical research sites.

     Unallocated depreciation and amortization was $60,000 and $120,000 for the years ended December 31, 1996 and 1997, respectively. The increase was due to increased capital expenditures, primarily related to computer systems.

     Other income increased from $1.0 million in 1996 to $1.9 million in 1997. This was the result of a $790,000 increase in interest income on invested cash (primarily the proceeds of the Company's initial public offering), and a $90,000 decrease in interest expense. Interest expense for 1996 was related to the issuance of notes payable to the former shareholders of GFI, and borrowings against the Company's line of credit. Also, there was a $30,000 increase in the Company's share of HRI's net loss for the year ended December 31, 1997.

     As a result of the Company's net operating loss for the year ended December 31, 1997, a $200,000 federal income tax benefit was recorded at December 31, 1997. This benefit represents the refund the Company received from its net operating loss carryback for federal income tax purposes. As a result of the Company's net operating loss carryforwards of $1.4 million for federal income tax purposes, the Company's effective tax rate for 1996 was 19% of pre-tax income. This resulted in $380,000 of income tax expense for the year ended December 31, 1996. The Company fully utilized its net operating loss carryforwards, at December 31, 1995, for federal income tax purposes during 1996.

Liquidity and Capital Resources

     Since its inception, the Company's principal sources of cash have been cash flow from operations and proceeds from the sale of equity securities. The Company's investing activities primarily reflect capital expenditures, acquisitions and net purchases of short-term investments.

     The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received upon completion of negotiated performance milestones throughout the life of the contract. All amounts received are recorded as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. The Company typically receives a low volume of large-dollar receipts. Accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable (net of allowance for doubtful accounts) was $2.7 million at December 31, 1998 and $4.5 million at December 31, 1997. Deferred revenue was $630,000 at December 31, 1998 and $850,000 at December 31, 1997.

     Cash and cash equivalents decreased $2.3 million during the year ended December 31, 1998. This was the result of $4.5 million provided by investing and financing activities, offset by $6.8 million used in operating activities. Investing activities included net proceeds of $6.1 million from purchases and maturities of short-term investments offset by $1.6 million used to purchase property and equipment. Financing activities primarily consist of the collection of a note receivable from an officer.

     Cash used for operating activities, of $6.8 million, resulted primarily from the Company's net loss and other cash uses. Cash provided by operating activities includes a $2.0 million decrease in receivables due to completion of contracts and increased collection efforts in 1998. Cash used in operating activities includes the Company's net loss, exclusive of non-cash operating items, of $6.3 million. Other cash uses related to operating activities were $2.1 million related to the termination of the DataTRAK alliance with IBM, $820,000 paid for costs related to the Company's first quarter of 1998 reorganization and $180,000 related to other special items charges. Changes in other current assets and liabilities resulted in a net $600,000 source of cash.

     At December 31, 1998 the Company had working capital of $24.4 million, and its cash, cash equivalents and short-term investments totaled $26.7 million. The Clinical Business had working capital of $13,000 at December 31, 1998. The Company's working capital decreased by $8.6 million from December 31, 1997. The decrease was primarily the result of a $6.9 million decrease in cash, cash equivalents and short-term investments, and the $2.0 million decrease in receivables.

     The Company has a line of credit agreement with a bank, which provides for borrowings up to $2.0 million and bears interest at rates not to exceed prime (no amounts were outstanding at any time during 1998). The line of credit agreement requires that the Company maintain investments of $2.0 million with the bank. This line of credit is considered to be committed and is subject to renewal at January 31, 2000.

     In connection with the sale of the Clinical Business, the Company will receive $15.0 million. Based upon the Clinical Business's net working capital at December 31, 1998, it is currently estimated that the $15.0 million purchase price to be paid to the Company will be increased by a $13,000 working capital adjustment and offset by applicable transaction costs of $1.2 million. The actual proceeds received by the Company in the Proposed Sale will depend on the Clinical Business's net working capital as of the closing date, and on the collection of net accounts receivable during the 180 days following the closing date. The Company has not yet determined how those proceeds, as well as its other cash, cash equivalents and short-term investments will be used. The Board is considering numerous alternatives consistent with its objective to permit shareholders to realize the value of the DataTRAK technology. Among them, the Board is considering using some of the proceeds to provide working capital to finance DataTRAK's development and expansion (either independently or in conjunction with one or more strategic partners). It is also considering using a portion of the proceeds to repurchase outstanding Common Shares. The Board is also considering a possible sale or merger of the Company. However, the Company is not currently engaged in any discussions or negotiations concerning a sale or merger of the Company.

     Subsequent to the Proposed Sale, it is possible that the Company may be required to voluntarily delist its Common Shares from quotation and trading on Nasdaq, which may impair the liquidity of the trading market for the Common Shares. However, if the Common Shares are delisted, the Company may list its Common Shares for trading over-the-counter or may apply for listing of the Common Shares on the Nasdaq SmallCap Market, subject to Nasdaq's approval. The Company's liquidity and capital resources would not be materially effected if it were required to voluntarily delist its Common Shares from quotation and trading on Nasdaq. However, a delisting of the Common Shares could have a long-term impact on the Company's ability to raise future capital through a sale of its Common Shares.

     In January 1998, DataTRAK purchased the EDC software now known as DataTRAK EDC(TM) from EDS for $610,000. The Company is responsible for funding the future development and testing of this software. The Company will also continue to invest in the development of the DataTRAK(R) process. DataTRAK's primary source of cash has been cash generated by the Clinical Business and the maturities of corporate short-term investments. DataTRAK has had a negative cash flow of approximately $9.0 million since it began operations in 1997. The Company anticipates that it's cash needs for 1999 operations will be approximately $5.0 million, including $1.0 million related to the payment of special items charges recorded in 1998. In addition, the Company anticipates software development expenditures of $1.5 to $2.0 million over the next two years for continued commercialization and product development of DataTRAK EDC(TM). The Company expects such activities will be funded from existing cash and cash equivalents, maturities of short-term investments, cash flow from operations, borrowings under its line of credit, as needed, and the proceeds from the sale of its Clinical Business.

Year 2000 Readiness Disclosure

     Many existing computer systems and software programs currently in use are coded to accept only two digit entries in the date code field. These systems and programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000.

     The Company understands that as the new millennium approaches it is vital to all of its Sponsors, Affiliated Sites and suppliers that Collaborative's internal information technology ("IT") and non-IT systems are Year 2000 compliant. In addition, just as important a priority is the compliance of external IT and non-IT systems and services provided by others to Collaborative. To meet the above compliance requirements Collaborative has utilized the following methodology since mid-1997. It has: (i) developed a three-year plan (1997-1999) with Year 2000 IT issues as a priority, (ii) established a corporate Year 2000 program, (iii) performed a physical inventory of all IT and non-IT systems and software, (iv) delegated internal Year 2000 evaluation and testing responsibilities within the Company, (v) assessed its compliance with the above plans on an on-going basis, (vi) identified and categorized any "Mission Critical" items, (vii) repaired or replaced all non-compliant IT and non-IT systems and services, (viii) internally tested all systems and services for compliance, (ix) compiled appropriate documentation of all testing and vendor compliance statements, (x) queried its utilities, Sponsors, Affiliated Sites and suppliers as to their readiness and status, (xi) developed a business contingency plan in the event of Year 2000 malfunctions, and (xii) issued a public Year 2000 disclosure statement on the Company's web site.

     The Company has also established internal policies that have actively informed its employees of the Year 2000 problem and that assist in procurement of only new equipment that is Year 2000 compliant.

     At this point in the Company's Year 2000 effort, substantially all of the Company's internal IT and non-IT hardware and software systems have been tested and either replaced or repaired. The Company expects that all other non-compliant IT and non-IT systems will either be Year 2000 ready or replaced by June 30, 1999. There can be no assurance that additional coding errors or other defects will not be discovered in the future though management believes the possibility of such discoveries is quite low due to the recent vintage and uniformity of IT and non-IT systems throughout Collaborative.

     The Company is in the process of determining how it may be impacted by any third parties' failure to remedy their own Year 2000 issues. The Company has initiated formal communications with significant Sponsors, suppliers and other third parties to determine the extent, if any, to which the Company's interface systems could be impacted by those third-parties' failure to remedy their own Year 2000 issues. The Company will continue these communications through mid-1999. Management currently does not anticipate any material adverse impact on its operations as a result of Year 2000 issues of third parties. However, at this stage of the review no assurance can be given that the failure by one or more third parties to become Year 2000 compliant will not have a material adverse impact on the Company's financial position or results of operations.

     Management of the Company believes an effective program for resolving
Year 2000 issues in a timely manner is in place. Since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Company's operations could be interrupted. In addition, disruptions in the economy in general resulting from Year 2000 issues could also adversely impact the Company. The most significant Year 2000 issue and worst case scenario of concern to the Company has been identified as being a long-term electrical power disruption. The Company's contingency plans for large-scale Year 2000 disruptions focuses on two critical high-level operational issues: (i) The preservation and availability of critical company data as of December 31, 1999 and (ii) the use of manual transaction processing until all disruptions are eliminated.

     To date, the total cost of the Year 2000 systems review has been immaterial to the Company's financial position and results of operations. Management does not anticipate incurring any additional costs that would be material to the Company's financial position and results of operations. As of January 1999, the Company has not utilized any outside consultants or technical staff to meet its Year 2000 goals and has no current plans to do so.

Inflation

     To date, the Company believes the effects of inflation have not had a material adverse effect on its results of operations or financial condition.

                  INFORMATION ABOUT FORWARD LOOKING STATEMENTS

     Certain statements made in this Annual Report on Form 10-K contain certain forward looking statements that are based on management's current beliefs, estimates and assumptions concerning the operations, future results and prospects of Collaborative and the clinical pharmaceutical research industry in general. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements related to future revenue, profits, expenses, income and earnings per share or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). In addition, words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words, and similar expressions are intended to identify forward-looking statements. Forward looking statements are subject to the safe harbors created in the Exchange Act.

     Any number of factors could affect future operations and results. The Company has identified the following important factors, which could cause the Company's actual operational or financial results to differ materially from any projections, estimates, forecasts or other forward looking statements made by or on behalf of the Company. Under no circumstances should the factors listed below be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward looking statements made by the Company. Collaborative undertakes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

Limited Operating History; Lack of Profitable Operations

     The Company commenced operations in 1991 and has a limited operating history upon which investors may evaluate its performance. With the exception of 1996, the Company has recognized losses in each year since its inception. There can be no assurance that the Company will be profitable during future periods.

Continuing Development of DataTRAK EDC(TM); Ability to Absorb Corporate Overhead

     Although the DataTRAK EDC(TM) software has been used in clinical trials, its continued development is necessary. Upon the Proposed Sale of the Clinical Business, the Company will have a minimal backlog and minimal revenues from which to support the costs of this continued development. There can be no guarantee of DataTRAK's potential future revenue, or its ability to absorb its corporate overhead and other fixed operating costs that will be necessary for the success of the DataTRAK(R) process.

Fluctuations in Quarterly Results

     The Company is subject to significant fluctuations in quarterly results caused by many factors, including the Company's success in obtaining new contracts, the size and duration of the clinical trials in which the Company participates, the timing of Sponsor decisions to conduct new clinical trials or cancel or delay ongoing trials and other factors. As a result of the Company's limited operating history, the Company does not have historical financial data for a significant number of periods on which to base planned operating expenses. Therefore, the Company's expense levels are based in part on its expectations as to future revenue and to a certain extent are fixed. There can be no assurance as to the Company's revenue in any given period, and it may be unable to adjust expenses in a timely manner to compensate for any unexpected revenue shortfall. As a result of the Company's relatively small revenue base, any significant shortfall in revenue recognized during a particular period could have an immediate adverse effect on its results of operations and financial condition. There can be no assurance that the Company will be able to accurately anticipate quarterly results. Volatility in the Company's quarterly results may adversely affect the market price of the Company's Common Shares.

Risks Associated with Unproven Business Strategies and Early Stage of the Company's Development

     The Company's efforts to establish a standardized EDC and QRC process for collection and management of clinical research data represent a significant departure from the traditional clinical research practices of Sponsors. The long-term viability of the Company's business remains unproven. There can be no assurance that the Company's strategy will continue to gain acceptance among Sponsors, research sites or investigators. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, and there can be no assurance that the Company will be successful in these efforts.

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

Dependence on Major Customers

     The Company's primary customers are companies in the pharmaceutical industry. The Company's business is substantially dependent on the research and development expenditures of companies in this industry. Bayer accounted for all of DataTRAK's 1998 revenue, totaling $130,000. During each of the three years in the period ended December 31, 1998, sales to companies in the pharmaceutical industry accounted for more than 72% of the Company's revenue. During 1996, sales to Merck & Co., Inc. and Dey Laboratories accounted for approximately 22% and 31% of the Clinical Business's revenue, respectively. Other customers in the pharmaceutical industry have from time to time accounted for more than 10% of the Clinical Business's annual revenue. During 1997 sales to Bristol Myers Squib and Pharmacia & Upjohn each accounted for more than 10% of the Clinical Business's revenue. During 1998 sales to Hoechst Marion Roussel and Procter & Gamble each accounted for more than 10% of the Clinical Business's revenue.

     The extent to which the Company relies on sales to one customer varies from period to period, depending upon, among other things, its ability to generate new business, the timing and size of clinical trials and other factors. In light of the Company's small revenue base, it is more dependent on major customers than many of the larger participants in the clinical research and EDC industries. The Company's operations could be materially and adversely affected by, among other things, any economic downturn in the pharmaceutical or biotechnology industries, any decrease in their research and development expenditures or a change in the regulatory environment in which these companies operate.

Management of Growth; Need for Improved Systems

     The Company believes that the expansion of its DataTRAK business will continue to place a strain on its operational, human and financial resources. In order to manage such expansion, the Company must continue to improve its operating, administrative and information systems and accurately predict its future personnel and resource needs. In addition, expansion of foreign operations also may involve the additional risks of assimilating differences in foreign business practices, hiring and retaining qualified personnel and overcoming language barriers. Failure by the Company to meet the demands of and to manage expansion of its business and operations could have a material adverse effect on the Company's business, results of operations and financial condition.

Limited Obligations of Affiliated Sites

     The Company's Affiliated Site Network is essential to the Clinical Business. The Company enters into affiliation agreements with each Affiliated Site. The obligations of Affiliated Sites under the affiliation agreements are limited. Affiliated Sites have full discretion as to whether to participate in clinical research opportunities presented by the Company, are free to pursue research opportunities presented to them from sources other than the Company and may withdraw from the Affiliated Site Network at any time.

Dependence on Key Personnel

     As of February 26, 1999, the Company had approximately 120 full-time employees. Upon completion of the Proposed Sale to West, the Company will have 17 full time employees, of whom three will have executive and managerial responsibilities. The Company's growth continues to place significant demands on its management resources. The success of the Company's business is dependent on the services of its senior management team, which will change substantially upon completion of the Proposed Sale. The Company has employment agreements with all of its executive officers. The loss of the services of any of its executive officers could have a material adverse effect on the Company. The Company's performance depends on its ability to attract and retain qualified personnel. The level of competition among employers for skilled personnel is high. There can be no assurance that the Company will be able to continue to attract and retain qualified personnel.

Government Regulation; Potential Impact of Health Care Reform

     Demand for the Company's services is largely a function of the regulatory requirements associated with the approval of a New Drug Application by the FDA. These requirements are more stringent and thus more burdensome than those imposed by many other developed countries. In recent years, efforts have been made to streamline the drug approval process and coordinate U.S. standards with those of other developed countries. Changes in the level of regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures could have a material adverse effect on the demand for the Company's services. Several competing proposals to reform the system of health care delivery in the United States have been considered by Congress from time to time. None of the proposals have been adopted.

     The FDA's guidelines related to the use of computerized systems in clinical trials are still in the early stages of development. There can be no assurance that the DataTRAK(R) process can be kept in compliance with these guidelines as they develop. Any release of final FDA guidance that is significantly inconsistent with the design of DataTRAK EDC(TM) may have a material adverse effect on the business and operations of DataTRAK.

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

     The EDC market, which is still developing, is also highly fragmented. The major competitors include EDC software vendors, clinical trial data service companies and in-house development efforts within large pharmaceutical companies. Many current and potential future competitors have or may have substantially greater resourses, greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share or product acceptance to the Company's detriment. There can be no assurance that the Company will be able to capture or establish the market presence necessary to effectively compete in this emerging sector of the clinical research industry.

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

     Clinical pharmaceutical and medical device research also requires the review and handling of large amounts of patient data. Potential liability may arise from a breach of contract or a loss of or unauthorized release of clinical trial data. To date, DataTRAK has not received any claims resulting from either the testing of new drugs or professional malpractice.

     The Company maintains an errors an omissions professional liability policy it believes to be sufficient to cover claims that may be brought against the Clinical Business or DataTRAK. There can be no assurance that this coverage will be adequate or that insurance will continue to be available.

Management Discretion as to Use of Proceeds

     The Company has not identified a specific use for the net proceeds of approximately $14.0 million from the Proposed Sale of the Clinical Business. The Board is considering numerous alternatives consistent with its objective to permit shareholders to realize the value of the DataTRAK technology. Among them, the Board is considering using some of the proceeds to provide working capital to finance DataTRAK's development and expansion (either independently or in conjunction with one or more strategic partners). It

 It is also considering using a portion of the proceeds to repurchase outstanding Common Shares. The Board is also considering a possible sale or merger of the Company. However, the Company is not currently engaged in any discussions or negotiations concerning a sale or merger of the Company. There can be no assurance as to the timing of the application of such proceeds or that the application thereof will have a positive effect on the Company's future results of operations or financial condition.

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

General Economic Conditions

     To date the Company believes that conditions such as the rate of employment, inflation, interest rates, and the condition of the capital markets have not had a material adverse effect on its results of operations or financial condition. However any change in these conditions could adversely effect the carrying value of the Company's short-term investments, its results of operations or financial condition.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Consolidated Financial Statements

                                                                                                      Page
                                                                                                      ----


        Report of Independent Auditors                                                                 F-2

        Consolidated Balance Sheets at December 31, 1997 and 1998                                      F-3

        Consolidated Statements of Operations for each of the three years
        in the period ended December 31, 1998                                                          F-4

        Consolidated Statements of Shareholders' Equity for each of the three
        years in the period ended December 31, 1998                                                    F-5

        Consolidated Statements of Cash Flows for each of the three years in the
        period ended December 31, 1998                                                                 F-6

        Notes to Consolidated Financial Statements                                                     F-7

     Quarterly results of operations for the year ended December 31, 1998 are included in Note 18 of the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The name, age and positions of each of the Company's directors and executive officers are as follows:

           Name                                   Age         Position
           ----                                   ---         --------
           Dr. Jeffrey A. Green (1)               43          President, Chief Executive Officer and Director
           Patrick G. Chassaigne                  46          President of DataTRAK, Inc.
           Herbert L. Hugill                      50          Chief Operating Officer and Director
           Terry C. Black                         41          Vice President of Finance, Chief Financial Officer, Treasurer and
                                                              Assistant Secretary
           Gregory A. Folz                        41          Vice President of Marketing and Sales
           Dr. Richard J. Kasmer                  41          Vice President, General Manager of Affiliated Site Network,
                                                              General Counsel and Assistant Secretary
           Dr. William H. Stigelman, Jr.          53          Vice President of Affiliated Site Relations
           Timothy G. Biro (1)                    45          Director
           Robert E. Flaherty (2)                 53          Director
           Seth B. Harris (2)                     59          Director
           Dr. Mark J. Ratain (3)                 44          Director
           Dr. Roger G. Stoll (3)                 56          Director
           Dr. Robert M. Stote (2)                59          Director
           Dr. Alan G. Walton (1)                 63          Director

(1)  Member of the Executive Committee.
(2)  Member of the Compensation Committee.
(3)  Member of the Audit Committee.

     Jeffrey A. Green, Pharm.D., FCP, is the Company's founder and has served as its President, Chief Executive Officer and a Director since March 1992. From 1984 to 1992, Dr. Green served as an Assistant Professor of Medicine and Radiology at Case Western Reserve University, Cleveland, Ohio. During his tenure at Case Western Reserve University, Dr. Green established and directed the Cardiovascular Clinical Pharmacology Research Program at University Hospitals of Cleveland. In addition, Dr. Green was an established investigator in clinical cardiology and PET scanning, and was responsible for directing over 90 individual investigations during his tenure. Dr. Green has authored over 90 publications and has been an invited speaker at more than 125 national meetings. He was the recipient of the McKeen Cattell Distinguished Achievement Award from the American College of Clinical Pharmacology in 1988. Dr. Green is a graduate of Purdue University (B.S.) and the University of Texas (Pharm.D.).

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

     Herbert L. Hugill has served as the Company's Chief Operating Officer since December 1997, and has been a Director since April 1998. Mr. Hugill is responsible for the overall management of the Company's Clinical Business, including development of the marketing, strategic planning and operating functions. From 1996 to 1997, Mr. Hugill was President and Chief Executive Officer and a member of the Board of Directors of Mediscience Technology Corp., a development stage, biomedical technology company. From 1985 through 1995 he was employed in various senior management capacities at

RpScherer Corporation where from 1991 through 1995 he was President of RpScherer North America, that firm's largest operating division. Upon completion of the Proposed Sale, Mr. Hugill's employment with the Company will terminate and he will become an employee of West.

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

     Gregory A. Folz has served as the Company's Vice President of Marketing and Sales since September 1997. Mr. Folz is responsible for the strategic marketing and business development initiatives for the Affiliated Site Network. From June 1996 to September 1997, Mr. Folz served as the Executive Director of GFI. Prior to joining the Company, Mr. Folz was an independent consultant providing strategic marketing direction and research to GFI and other members of the healthcare industry, including 20 major medical centers, health systems and managed care organizations throughout the US. Upon completion of the Proposed Sale, Mr. Folz's employment with the Company will terminate and he will become an employee of West.

     Richard J. Kasmer, Pharm.D., J.D., has served as the Company's Vice President, General Manager of Affiliated Site Network, General Counsel and Assistant Secretary since January 1998. During 1996 and 1997, Dr. Kasmer served as the Company's Vice President of Operations, General Counsel and Assistant Secretary. From 1992 to 1996, Dr. Kasmer served as the Company's Vice President of Clinical Operations and Secretary. Dr. Kasmer is responsible for managing the Company's Affiliated Site Network operations. Prior to joining the Company, Dr. Kasmer was employed by the VA Medical Center in Cleveland, Ohio for eight years and is an established investigator with over 15 years of experience in Phase I through Phase IV trials and has participated in over 80 individual investigations. Dr. Kasmer is a graduate of Creighton University (Pharm.D.) and the Cleveland - Marshall College of Law (J.D.). Upon completion of the Proposed Sale, Dr. Kasmer's employment with the Company will terminate and he will become an employee of West.

     William H. Stigelman, Jr., M.S., Pharm.D., has served as the Company's Vice President of Affiliated Site Relations since December 1992. Dr. Stigelman is responsible for Affiliated Site development, including the development and implementation of standard operating procedures and quality control procedures for the Affiliated Site Network. Prior to joining the Company, Dr. Stigelman served in a variety of positions during his 23-year career in the United States Air Force. Dr. Stigelman served as director of pharmacy at three Air Force medical centers and as a director of a clinical research facility. As Chief of Clinical Investigations at the Air Force Surgeon General's Office, Dr. Stigelman directed an Air Force wide research program involving more than 1,000 protocols and annual budgets exceeding $8.0 million. Dr. Stigelman is a graduate of the Massachusetts College of Pharmacy (B.S. and M.S.) and the University of Texas (Pharm.D.). Upon completion of the Proposed Sale, Dr. Stigelman's employment with the Company will terminate and he will become an employee of West.

     Timothy G. Biro has been a Director of the Company since 1992. Mr. Biro is the General Partner of Ohio Innovation Fund I, L.P., a venture capital firm. Prior to starting Ohio Innovation Fund in 1997, Mr. Biro was a consultant with Cleveland Tomorrow, an economic development corporation. From 1991 to 1996, Mr. Biro was a General Partner of Brantley Venture Partners II, L.P. and Brantley Venture Partners III, L.P. Prior to joining Brantley Venture Partners in 1991, Mr. Biro was Superintendent of Pharmaceutical Manufacturing at Merck & Co., Inc. Mr. Biro is a graduate of Pennsylvania State University (B.S.), Temple University (B.S.) and The Wharton School of Business at the University of Pennsylvania (MBA). He is a Director of OXIS International, Inc., a developer of pharmaceuticals to treat diseases of oxidative stress.

     Robert E. Flaherty has been a Director of the Company since July 1998. Mr. Flaherty is President and Chief Executive Officer of Athena Diagnostics, Inc., a unit of the Athena Neurosciences division of

Elan Corporation, plc. Mr. Flaherty has held his position with Athena Diagnostics, Inc. since 1992. Athena Neurosciences is involved in the discovery, development and marketing of therapeutic agents for the diagnosis and treatment of central nervous system diseases and disorders. From 1976 through 1992 Mr. Flaherty was employed in various management positions with Becton Dickinson & Company.

     Seth B. Harris has been a Director of the Company since 1992 and has been the Chairman of Freider the Source, a distributor of consumer products, since 1993. Mr. Harris is the Retired Chairman of the Board and President of Harris Wholesale, Inc., a wholesale pharmaceutical distribution company. Mr. Harris is also a Director of Bindley Western Industries, Inc., one of the largest distributors of pharmaceuticals in the United States.

     Mark J. Ratain, M.D. has been a Director of the Company since April 1998. Dr. Ratain is a hematologist/oncologist and a clinical pharmacologist. He is a Professor of Medicine and Chairman of the Committee on Clinical Pharmacology at the University of Chicago. Dr. Ratain has been associated with the Department of Medicine at the University of Chicago since 1983. He has authored and co-authored more than 150 articles and book chapters principally relating to the treatment of cancer. Prior to becoming a Director, Dr. Ratain served as Chairman of Collaborative's Scientific Advisory Board for four years.
Dr. Ratain is a graduate of Harvard University (A.B.) and the Yale University School of Medicine (M.D.).

     Roger G. Stoll, Ph.D. has been a Director of the Company since April 1998. Dr. Stoll serves on the Board of Directors of St. Jude Medical, Inc. in
St. Paul, Minnesota, and is a Trustee of St. Barnabus Medical Center in Livingston, New Jersey. He is President and Chief Executive Officer of Ohmeda Inc., a wholly-owned subsidiary of The BOC Group, plc. Dr. Stoll had held this position since 1991, and has been a member of the Board of Directors of The BOC Group, plc since 1994. Throughout his career in the pharmaceutical industry, Dr. Stoll has served as an executive with Bayer A.G., Inc., and with Baxter Travenol. Dr. Stoll is a graduate of Ferris State University (B.S.), and the University of Connecticut (Ph.D.).

     Robert M. Stote, M.D. has been a Director of the Company since 1993.
Dr. Stote has served as the Senior Vice President and Chief Science Officer and a Director of Bentley Pharmaceuticals, Inc., a pharmaceutical company, since 1992. Prior to that time, Dr. Stote was employed for 20 years by SmithKline Beecham Corporation, serving as Senior Vice President and Medical Director, Worldwide Medical Affairs, from 1989 to 1992 and Vice President Clinical Pharmacology - Worldwide from 1987 to 1989. Dr. Stote was Chief of Nephrology at Presbyterian Medical Center in Philadelphia from 1972 to 1989 and served as Clinical Professor of Medicine at the University of Pennsylvania.

     Alan G. Walton, Ph.D. has been a Director of the Company since 1994. Since 1987, Dr. Walton has served as a General Partner of Oxford Partners III, Limited Partnership and Oxford Partners III-A, Limited Partnership, the General Partners of Oxford Venture Fund III, Limited Partnership and Oxford Venture Fund III-A Limited Partnership. Since 1992, Dr. Walton has been a General Partner of OBP Management L.P., the General Partner of Oxford BioScience Partners, L.P. and Oxford BioScience (Adjunct), L.P. Dr. Walton has also been a General Partner of OBP Management (Bermuda) Limited Partnership, the General Partner of Oxford BioScience Partners (Bermuda) Limited Partnership. Prior to joining Oxford, Dr. Walton was the President of University Genetics, Co., a publicly traded biotechnology company and, until 1981, was Professor of Macromolecular Science and Director of the Laboratory for Biological Macromolecules at Case Western Reserve University. Dr. Walton is the author of numerous publications and serves as a Director of Coelacanth Chemical Corp, NetGenics Inc., Gene Logic Inc., Physiome Sciences, CardioPulmonary Corp, and Alexandria Real Estate Equities, Inc.

Terms of Directors

     The number of Directors is currently fixed at nine. The Board of Directors is divided into three classes. The Directors serve staggered three year terms, with the members of one class being elected in any year as follows:
(i) Mr. Biro, and Drs. Stote and Green have been designated as Class III Directors and will serve until the 1999 annual meeting; (ii) Mr. Hugill and Drs. Ratain and Stoll have been designated as

Class I Directors and will serve until the 2000 annual meeting; and
(iii) Messrs. Flaherty and Harris and Dr. Walton have been designated as Class II Directors and will serve until the 2001 annual meeting.

Committees of the Board of Directors

     The Board of Directors has three standing committees: an Executive Committee, a Compensation Committee and an Audit Committee. The Executive Committee has the authority to exercise all powers of the Board of Directors in the management of the business and affairs of the Company at any time when the entire Board of Directors is not in session.

     The Compensation Committee has the authority to administer the Company's stock option plans, including the selection of optionees and the timing of option grants; and review and monitor key employee compensation and benefits policies and administer the Company's management compensation plans.

     The Audit Committee recommends the annual appointment of the Company's auditors, with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, the accounting principles used by the Company in financial reporting, internal financial auditing procedures and the adequacy of the Company's internal control procedures.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's Directors and certain of its executive officers and persons who beneficially own more than 10% of the Company's Common Shares to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Commission and The Nasdaq Stock Market. Such persons are further required to furnish the Company with copies of all such forms filed by them. Based solely on the Company's review of the copies of such forms it has received, the Company believes that all of the Section 16(a) filing requirements were satisfied by the Company's Directors, executive officers and beneficial owners of more than 10% of the Company's Common Shares, except for reports relating to the following:
(i) Mr. Harris's February 28, 1998 receipt of an option to purchase 1,500 Common Shares, fully exercisable at $4.38 per share, on August 28,1998 under the Company's Amended and Restated 1996 Outside Directors Stock Option Plan, as amended ("1996 Director Plan"); (ii) Mr. Harris's July 23, 1998 receipt of an option to purchase 10,000 Common Shares, exercisable in three equal yearly increments each of 3,333 Common Shares beginning on July 23, 1999 and continuing through July 23, 2001 at $4.19 per share under the 1996 Director Plan;
(iii) Dr. Stoll's April 21, 1998 receipt of an option to purchase 1,500 Common Shares, fully exercisable at $4.50 per share, on October 21,1998 under the 1996 Director Plan; (iv) Dr. Stoll's July 23, 1998 receipt of an option to purchase 10,000 Common Shares, exercisable in three equal yearly increments each of 3,333 Common Shares beginning on July 23, 1999 and continuing through July 23, 2001 at $4.19 per share under the 1996 Director Plan; (v) Dr. Stote's July 23, 1998 receipt of an option to purchase 10,000 Common Shares, exercisable in three equal yearly increments each of 3,333 Common Shares beginning on July 23, 1999 and continuing through July 23, 2001 at $4.19 per share under the 1996 Director Plan; and (vi) Dr. Ratain's April 1, 1998 receipt of an option to purchase 1,500 Common Shares, fully exercisable at $4.19 per share, on October 1 ,1998 under the 1996 Director Plan.

ITEM 11.   EXECUTIVE COMPENSATION

Executive Officer Compensation

           The table below sets forth certain information concerning the annual or long-term compensation for services in all capacities to the Company during the fiscal years ended December 31, 1996, 1997 and 1998 to the Company's Chief Executive Officer, the four other highest paid executive officers of the Company whose annual salary and bonus exceeded $100,000 and the former Vice President of Corporate Development (the "Named Executive Officers").

                              Summary Compensation


                                                             Long-Term
                               Annual Compensation (1)      Compensation
                               -----------------------         Awards
                                                            -------------
                                                             Securities
                                                             Underlying       All Other
Name and Principal             Year     Salary     Bonus      Options/      Compensation
      Position                            ($)       ($)        Sars(#)         ($) (2)
---------------------------    ----    --------    ------     ---------     -------------
Dr. Jeffrey A. Green           1998    $180,000    $   --            --     $          --
President, Chief Executive     1997     160,984        --            --                --
  Officer and Director         1996     150,000        --        25,000 (3)            --
Herbert L. Hugill (4)          1998     170,000        --            --                --
Chief Operating Officer        1997      11,789        --        50,000 (5)            --
  and Director                 1996          --        --            --                --
Terry C. Black                 1998     125,645        --            --                --
Vice President of Finance,     1997      86,145        --        15,000 (6)            --
Chief Financial Officer,       1996      90,000        --            --                --
  Treasurer and Assistant
  Secretary
Patrick G. Chassaigne (4)      1998     150,000         --           --                --
President of DataTRAK, Inc.    1997      68,081         --       30,000 (7)            --
                               1996          --         --           --                --
Gregory A. Folz                1998     130,000         --           --                --
Vice President of Marketing    1997     101,904     22,107           --                --
    and Sales                  1996      53,653         --       10,100 (8)            --
Philip A. Stark (4)            1998      47,462      8,000           --                --
Vice President of              1997      77,618      8,000       40,000 (10)      255,342 (9)
    Corporate Development      1996          --         --           --                --

----------------

(1) No Named Executive Officer received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of such individual's salary plus annual bonus. No long-term incentive plan payouts or restricted stock awards have been made to any of the Named Executive Officers.

(2) No other compensation was received by the Named Executive Officers.

(3) Dr. Green's options were granted on January 2, 1997, at an exercise price of $10.75 per share, 25% of which are exercisable on each of January 2, 1998, January 2, 1999, January 2, 2000 and January 2, 2001.

(4) Messrs. Hugill, Stark and Chassaigne were not employees of the Company at any time during 1996.

(5) Mr. Hugill's options were granted on December 9, 1997, at an exercise price of $4.50 per share, 25% of which are exercisable on each of December 9, 1998, December 9, 1999, December 9, 2000 and December 9, 2001.

(6) Mr. Black's options were granted on January 2, 1997, at an exercise price of $10.75 per share, 25% of which are exercisable on each of January 2, 1998, January 2, 1999, January 2, 2000 and January 2, 2001.

(7) Mr. Chassaigne's options were granted on July 7, 1997, at an exercise price of $7.13 per share, 33.3% of which are exercisable on each of July 7, 1998, July 7, 1999, July 7, 2000 and July 7, 2001.

(8) Mr. Folz's options were granted on July 29, 1996, at an exercise price of $10.50 per share, 25% of which are exercisable on each of July 29, 1997, July 29, 1998, July 29, 1999 and July 29, 2000.

(9) In connection with the Company's 1998 corporate reorganization, Mr. Stark's employment with the Company was terminated on May 4, 1998. Pursuant to Mr. Stark's employment agreement, Mr. Stark was entitled to receive severance pay of $255,342 upon his involuntary termination. In 1998, $126, 402 of the $255,342 was paid to Mr. Stark and the remainder will be paid to him in 1999.

(10) Mr. Stark's options were granted on May 2, 1997 at an exercise price of $6.25 per share, 25% of which became exercisable on May 2, 1998 and 75% of which became exercisable on May 4, 1998, pursuant to the terms of Mr. Stark's employment with the Company, when Mr. Stark's employment with the Company was terminated. These options were not exercised, and were subsequently cancelled.

     Option Exercises and Fiscal Year End Option Values. The table below sets forth certain information with respect to the exercise of options to purchase Common Shares by the Named Executive Officers and unexercised options to purchase Common Shares for the Named Executive Officers as of December 31, 1998.


                                                     Aggregate Option Exercises in Last Fiscal Year
                                                           and December 31, 1998 Option Value

                                                                   Number Of Securities
                                                                  Underlying Unexercised              Value of Unexercised
                                                                        Options At                  In-The-Money Options At
                                                                   December 31, 1998(#)              December 31, 1998($)(1)
                                                                  -----------------------           -------------------------
                                  Stock
                               Acquired On        Value
Name                           Exercise(#)     Realized($)     Exercisable     Unexercisable     Exercisable(2)     Unexercisable
----                          ------------     ------------    -----------     -------------     ---------------    -------------
Dr. Jeffrey A. Green                --              $--             25,000           25,000           $     --             $--
Herbert L. Hugill                   --               --             12,500           37,500                 --              --
Terry C. Black                      --               --             26,250           13,750             57,750              --
Patrick G. Chassaigne               --               --             10,000           20,000                 --              --
Gregory A. Folz                     --               --              5,050            5,050                 --              --
Philip A. Stark                     --               --                 --               --                 --              --


--------------

(1) Options are in-the-money if the market value of the Common Shares exceeds the exercise price.

(2) Represents the total gain which would be realized if all in-the-money options beneficially held at December 31, 1998 were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and $4.00, the closing price for the Common Shares as reported on the Nasdaq National Market on December 31, 1998.

Compensation of Directors

     Directors do not receive cash compensation for their service on the Company's Board. However, they do receive reimbursement for reasonable expenses incurred in attending Board meetings. Directors who are not also employees receive options to purchase Common Shares under the Company's Amended and Restated 1996 Outside Directors' Stock Option Plan, as amended. Under the terms of this plan, each non-employee Director receives an annual option grant to purchase 1,500 Common Shares at an exercise price equal to the fair market value of a share on the date of grant. As of December 31, 1998, options to purchase an aggregate of 92,500 Common Shares (including the options to purchase 70,000 shares that were awarded July 23, 1998, subject to shareholder approval) have been awarded and were outstanding under this plan at a weighted average exercise price of $4.82 per share. Options awarded under this plan vest six months after the date of grant, or in equal increments over a three year period commencing on the first anniversary date of the grant, and expire ten years from the date of grant. Prior to the Company's initial public offering in June 1996, Directors received options under other option plans maintained by the Company, as described below.

     Non-employee Directors received options to purchase Common Shares under the Company's Amended and Restated 1992 Share Incentive Plan (the "1992 Plan"). Options to purchase an aggregate of 80,000 Common Shares were awarded to non-employee Directors under the 1992 Plan at an exercise price of $0.15 per share. Each Director who is not an executive officer named in the Executive Compensation tables above received options to purchase the following numbers of shares under the 1992 Plan: Mr. Harris, 25,000 shares; Dr. Stote, 25,000 shares; and Dr. Ratain, 30,000 shares. Dr. Ratain was awarded stock options for his service as a consultant to the Company prior to his current service on the Company's Board. In addition, prior to the Company's initial public offering in June 1996, members of the Board who were designated to serve as such by certain of the Company's private investors received, in lieu of Directors' fees, options to purchase Common Shares having a value equal to $1,000 for each meeting attended ($500 for each meeting attended by telephone). These awards were made under the Company's Amended and Restated 1994 Directors' Share Option Plan (the "1994 Plan"). An aggregate of 6,833 Common Shares were awarded and are outstanding under the 1994 Plan at a weighted average exercise price of $4.54 per share.

Employment Agreements

     Dr. Jeffrey A. Green. In 1994, the Company entered into an employment agreement with Dr. Green providing for an initial term of four years. This agreement will automatically renew for successive one-year periods thereafter unless certain prior notice requirements are satisfied. The base salary provided for in this agreement may be changed from time to time as determined by the Compensation Committee and so long as evidenced by a written memorandum executed by the parties. Bonuses may be paid to Dr. Green at the discretion of the Compensation Committee. The agreement also provides Dr. Green with the right to participate in all benefit plans made available to the Company's executives and/or employees. Dr. Green's employment with the company may be terminated with or without cause, upon his death or disability or with sufficient cause. Additionally, under this agreement, Dr. Green is entitled to terminate his employment for "good reason". "Good reason" for such termination will exist if at any time, except in connection with the termination of Dr. Green's employment in strict compliance with the terms of the agreement, the Board of Directors fails to elect Dr. Green to his current position with the Company or significantly diminishes his responsibilities, duties, power or authority. If Dr. Green terminates his employment with the Company for good reason, he will be entitled to continue to receive his base salary for two years following the date of such termination. If Dr. Green's employment with the Company is terminated in connection with the sale of the Company, he will be entitled to continue to receive his base salary for one year following the date of such termination. If his employment is terminated without cause or without sufficient reason, he will be entitled to continue to receive his base salary for a period of two years subsequent to the date of termination. If Dr. Green terminates his employment with the Company without good reason, or if he is terminated by the Company for "cause," then he will be entitled to receive his base salary through the date of termination. For purposes of Dr. Green's agreement, "cause" is defined as a determination by the Board of Directors that the employee was engaged in
(i) fraud, (ii) a breach of the material provisions of the employment agreement or (iii) a willful failure to perform his duties as required under this agreement. "Sufficient reason" shall mean a good faith determination that the employee failed to adequately perform his duties as an officer of the Company or achieve the business objectives mutually agreed upon by the parties. Dr. Green also agreed to certain noncompetition and nondisclosure provisions which, under certain conditions, continue for a period of up to eighteen months following a termination of Mr. Green's employment with the Company.

     Herbert L. Hugill. In 1997, the Company entered into an employment agreement with Mr. Hugill providing for a term of four years. The base salary provided for in this agreement is $170,000 per year. Mr. Hugill was granted 50,000 options to purchase Common Shares within the first 30 days of employment with the Company, and is entitled to 50,000 additional options on each of January 1, 1999, 2000 and 2001, so long as certain performance objectives are met. Mr. Hugill was not awarded 50,000 options on January 1, 1999. The agreement also provides Mr. Hugill with the right to participate in all benefits plans made available to the Company's executives and/or employees. Mr. Hugill's employment with the Company may be terminated with or without cause or upon his death or disability. Additionally, under this agreement, Mr. Hugill is entitled to terminate his employment for "good reason". "Good reason" for such termination will exist if at any time, except in strict compliance with the terms of the agreement, Mr. Hugill's duties, responsibilities or title are materially reduced or Mr. Hugill is involuntarily removed from any position previously held. If Mr. Hugill terminates his employment with the Company for good reason, he will be entitled to receive his base salary for a period of six months following the date of such termination. If Mr. Hugill's employment with the Company is terminated in connection with the sale of the Company, he will be entitled to continue to receive his base salary for one year following the date of such termination. If his employment is terminated without cause, he will be entitled to receive his base salary for a period of one year subsequent to the date of termination. If Mr. Hugill terminates his employment with the Company without good reason, or if he is terminated by the Company for "cause," he will be entitled to receive his base salary through the date of termination. For purposes of Mr. Hugill's agreement, "cause" is defined as a determination by the Board of Directors that the employee was engaged in (i) a felony involving moral turpitude or a felony in connection with his employment, (ii) fraud,
(iii) use or possession of illegal drugs on the Company's premises or reporting to work under the influence of same or (iv) conduct, in or out of the workplace, which may reasonably be determined to have an adverse effect on the reputation or business of the Company. Mr. Hugill also agreed to certain noncompetition and nondisclosure provisions which continue for a period of six to fifteen months following a termination of Mr. Hugill's employment with the Company.

     Terry C. Black. In 1994, the Company entered into an employment agreement with Mr. Black providing for an initial term of four years. This agreement will automatically renew for successive one-year periods thereafter unless certain prior notice requirements are satisfied. The base salary initially provided for in this agreement was $85,000 per year, to be reviewed at least annually by the Compensation Committee. Bonuses may be paid to Mr. Black at the discretion of the Compensation Committee. The agreement also provides Mr. Black with the right to participate in all benefits plans made available to the Company's executives and/or employees. Mr. Black's employment with the Company may be terminated with or without cause or upon his death or disability. Additionally, Mr. Black is entitled to terminate his employment for "good reason". If Mr. Black terminates his employment with the Company for good reason, he will be entitled to receive his base salary for a period of one year following the date of such termination. If Mr. Black's employment with the Company is terminated in connection with the sale of the Company, he will be entitled to continue to receive his base salary for one year following the date of such termination. If his employment is terminated without cause, he will be entitled to receive his base salary for a period of one year subsequent to the date of termination. If Mr. Black terminates his employment with the Company without good reason, or if he is terminated by the Company for "cause," he will be entitled to receive his base salary through the date of termination. For purposes of Mr. Black's agreement, "cause" is defined as a determination by the Board of Directors that the employee was engaged in (i) fraud, (ii) breach of the material provisions of the employment agreement or (iii) a willful failure to perform his duties as required under this agreement. Chassaigne Mr. Black also agreed to certain noncompetition and nondisclosure provisions which continue, under certain conditions for a period up to two years following a termination of Mr. Black's employment with the Company.

     Patrick G. Chassaigne. In 1997, the Company entered into an employment agreement with Mr. Chassaigne providing for an initial term of three years. This agreement will automatically renew for successive one-year periods thereafter unless certain prior notice requirements are satisfied. The base salary provided for in this agreement is $150,000 per year. The base salary provided for in this agreement may be changed from time to time as determined by the Compensation Committee and so long as evidenced by a written memorandum executed by the parties. The agreement also provides Mr. Chassaigne with the right to participate in all benefits plans made available to the Company's executives and/or employees. Mr. Chassaigne's employment with the Company may be terminated with or without cause, upon his death or disability or with "sufficient reason". Additionally, under this agreement, Mr. Chassaigne is entitled to terminate his employment for "good reason". "Good reason" for such termination will exist if at any time, except in strict compliance with the terms of the agreement, Mr. Chassaigne's duties, responsibilities or title are significantly reduced or the Board fails to elect Mr. Chassaigne as an officer of the Company or of DataTRAK, Inc., or is involuntarily removed from any such position. If Mr. Chassaigne terminates his employment with the Company for good reason, he will be entitled to receive his base salary for a period of one year following the date of such termination. If Mr. Chassaigne's employment with the Company is terminated in connection with the sale of the Company, he will be entitled to continue to receive his base salary for one year following the date of such termination. If his employment is terminated without cause, he will be entitled to receive his base salary for a period of two years subsequent to the date of termination. If Mr. Chassaigne terminates his employment with the Company without good reason, or if he is terminated by the Company for "cause," he will be entitled to receive his base salary through the date of termination. For purposes of Mr. Chassaigne's agreement, "cause" is defined as a determination by the Board of Directors that the employee was engaged in (i) fraud, (ii) breach of the material provisions of the employment agreement or (iii) a willful failure to perform his duties as required under this agreement. If Mr. Chassaigne is terminated by the Company with "sufficient reason," he will be entitled to receive his base salary for a period of one year subsequent to the date of termination. If Mr. Chassaigne is terminated by the Company without "sufficient reason," he will be entitled to receive his base salary for a period of two years subsequent to the date of termination. "Sufficient reason" shall mean a good faith determination by the Company's Chief Executive Officer that the employee failed to (i) adequately perform his duties as an officer of the Company, (ii) exercise a level of judgment and skill in the management of the Company comparable to other similarly situated executives, following 60 days notice from the Chief Executive Officer of dissatisfaction with the employee's performance or (iii) achieve the business objectives mutually agreed upon by the parties. Mr. Chassaigne also agreed to certain noncompetition and nondisclosure provisions which, under certain conditions, continue for a period of up to fifteen months following a termination of Mr. Chassaigne's employment with the Company.

     Gregory A. Folz. In 1998, the Company entered into an employment agreement with Mr. Folz providing for an initial term of one year, and thereafter automatically renewed for successive one-year periods unless otherwise terminated in accordance with the agreement. The base salary provided for in this agreement is $130,000 per year. The agreement also provides Mr. Folz with the right to participate in all benefits plans made available to the Company's executives and/or employees. Mr. Folz's employment with the Company may be terminated with or without cause or upon his death or disability. Additionally, under this agreement, Mr. Folz is entitled to terminate his employment for "good reason". "Good reason" for such termination will exist if at any time, except in strict compliance with the terms of the agreement,
(i) Mr. Folz's duties, responsibilities or title are materially reduced,
(ii) Mr.Folz's base salary is reduced or (iii) Mr. Folz is required by the Company to relocate his business offices to a new city. If Mr. Folz terminates his employment with the Company for good reason, he will be entitled to receive his base salary for a period of one year following the date of such termination. If Mr. Folz's employment with the Company is terminated in connection with the sale of the Company, he will be entitled to continue to receive his base salary for one year following the date of such termination. If his employment is terminated without cause, he will be entitled to receive his base salary for a period of one year subsequent to the date of termination. If Mr. Folz terminates his employment with the Company without good reason, or if he is terminated by the Company for "cause," he will be entitled to receive his base salary through the date of termination. For purposes of Mr. Folz's agreement, "cause" is defined as (i) failure to complete satisfactorily the Company's routine pre-employment background check, (ii) conviction of a felony involving moral turpitude or a felony in connection with his employment, (iii) fraud, (iv) use or possession of illegal drugs on the Company's premises or reporting to work under the influence of same, or (v) engaging in conduct, in or out of the workplace, which may be reasonably determined to have an adverse effect on the reputation or business of the Company. Mr. Folz also agreed to certain noncompetition and nondisclosure provisions which continue for a period of one year following a termination of Mr. Folz's employment with the Company.

     Philip A. Stark. In 1997, the Company entered into an employment agreement with Mr. Stark providing for an initial term of four years, and thereafter automatically renewed for successive one-year terms unless otherwise terminated in accordance with the agreement. The base salary provided for in this agreement for the first year of employment was $116,000, with the base salary increasing to $132,000 for each year thereafter. On the first anniversary of the agreement, Mr. Stark was entitled to a bonus of $16,000. The agreement also provided
Mr. Stark with the right to participate in all benefits plans made available to the Company's executives and/or employees. Mr. Stark's employment with the Company could have been terminated with or without cause, upon his death or disability or with "sufficient reason." Additionally, under his agreement, Mr. Stark was entitled to terminate his employment for "good reason".
"Good reason" for such termination would have existed if at any time the Company committed a material breach of the agreement, failed to employ Mr. Stark as a management executive or failed to vest Mr. Stark with the powers and authority customarily associated with executives of the Company. If Mr. Stark had terminated his employment with the Company for good reason, he would have been entitled to continue to receive his base salary for a period of one year following the date of such termination. If Mr. Stark's employment had been terminated in connection with the sale of the Company, he would have been entitled to receive a payment equal to three times his then current base salary, and all of his previously unvested stock options would become vested prior to such sale. If Mr. Stark's employment had been terminated without cause or sufficient reason, he would have been entitled to receive his base salary for a period of two years following the date of such termination, and all of his unvested options would have become fully vested. If Mr. Stark had terminated his employment without good reason, or if he had been terminated by the Company with sufficient reason or for "cause," he would have been entitled to receive his base salary through the date of termination. For purposes of Mr. Stark's agreement, "cause" was defined as a determination that the employee engaged in
(i) fraud, (ii) breach of the material provisions of the agreement or (iii) a willful failure to perform his duties as required under the agreement. "Sufficient reason" was defined as a good faith determination that the employee failed to (i) adequately perform his duties as an officer of the Company or
(ii) exercise a level of judgment and skill in the management of the Company comparable to other similarly situated executives, following 60 days notice from the Chief Executive Officer of dissatisfaction with the employee's performance or (iii) achieve the business objectives mutually agreed upon by the parties. Mr. Stark also agreed to certain non-competition provisions which continue for a period of two years following the termination of his employment with the Company.

     In connection with the Company's 1998 corporate reorganization, Mr. Stark's employment with the Company was terminated on May 4, 1998. Pursuant to Mr. Stark's employment agreement, Mr. Stark was entitled to receive $255,342 upon his termination. In 1998, $126,402 of the $255,342 was paid to Mr. Stark and the remainder will be paid to him in 1999.

Compensation Committee Interlocks and Insider Participation

     The Company has engaged in various private transactions with the members of its Compensation Committee or entities with which they are affiliated. The Company believes that these transactions have been on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

     The Company engaged in various private equity financing transactions with Mr. Harris, Dr. Stote and other shareholders in 1992, 1993 and 1994. Since these arrangements were the result of arm's length negotiation among the Company and these shareholders prior to their acquisition of an interest in the Company, the Company believes that the arrangements are on terms no less favorable to it than could have been obtained from unaffiliated third parties. As a result of various financing transactions, the Company is a party to a registration rights agreement with Dr. Stote and Mr. Harris. Under the terms of this agreement, the holders of an aggregate of 1,990,332 Common Shares (the "Registrable Shares") have the right to demand, no more than once every six months, registration under the Securities Act of 1933, as amended, of the Common Shares having a market value of at least $5,000,000 (in the case of a registration on Form S-1) or $1,000,000 (in the case of a registration on Form S-2 or S-3). Such demand right may be exercised by the holders of at least 40% of the Registrable Shares. The holders of Registrable Shares may exercise their right to demand registration of the Registrable Shares on Form S-1 up to two times at the Company's expense, and any demand registrations on Form S-2 or S-3 an unlimited number of times at the Company's expense. Although the holders of Registrable Shares have the right to demand additional registrations on Form S-1, they will be required to pay their share of the expenses associated with such registrations. The agreement also provides the holders of an aggregate of 497,116 Common Shares (the "Related Shares") with the limited right to participate, at their own expense, in a registration statement demanded by the holders of Registrable Shares. In addition, under certain conditions, the holders of Registrable Shares and Related Shares have the limited right to include some or all of such shares in any registration statement filed by the Company with respect to the sale of Common Shares.

Compensation Committee Report on Executive Compensation

     General. The Compensation Committee administers the Company's stock option plans, including the selection of optionees and the timing of option grants, and reviews and monitors key employee compensation and benefits policies and administers the Company's management compensation plans. The current members of the Compensation Committee are Messrs. Flaherty and Harris and Dr. Stote, all of whom are non-employee Directors.

     Set forth below is a discussion of the Company's compensation philosophy, together with a discussion of the factors considered by the Committee in determining the compensation of the Company's President and Chief Executive Officer and the executive officers named in the Executive Compensation tables above.

     Compensation Philosophy. The Company's compensation philosophy is that compensation paid to executive officers and other management personnel should consist of four elements: (1) salary, (2) annual incentive bonus, (3) stock options and (4) welfare, retirement and other benefits. The compensation package is designed to attract and retain top quality management employees. In the opinion of the Committee, it reflects competitive conditions of peer group companies. To some extent, elements of compensation are designed to vary as Company performance varies. In general, the elements of compensation that most typically have a significant relationship to Company performance are awards under its stock option and bonus plans. The Committee's decisions concerning compensation make use of independent surveys of executive compensation of similarly situated companies.

     The Company has entered into employment agreements with all of its executive officers. In general, the Committee believes that employment agreements are a useful tool in attracting and retaining qualified executives.


     Set forth below is a discussion of the various components of the compensation arrangements provided to the executive officers, as well as a discussion of the compensation arrangements provided to the Company's President and Chief Executive Officer.

     1998 Compensation Decisions

          Base Salary and Benefits. Salaries of executive officers are subject to minimum levels set by the terms of each executive's employment arrangement with the Company. The primary factor in setting salary levels pursuant to these arrangements was the Company's desire to provide compensation in amounts sufficient to induce these individuals to either join or continue with the Company. Salary levels for executive officers reflect the Committee's judgments on appropriate salaries in light of the duties and responsibilities inherent in the executives' respective positions. The particular qualifications of an individual holding the position and his or her level of experience, as well as information concerning compensation paid by other companies in the industry, are considered in establishing salary levels. The Committee's assessment of the individual's performance and contribution to the Company's performance are the primary criteria influencing decisions regarding salary. For those executives who joined the Company during the year, the primary factor in setting salary levels was the Company's desire to provide compensation in amounts sufficient to induce these individuals to join the Company.

          Stock Options. The Company uses stock options as a long-term incentive program for executive officers. Stock options are used because they directly relate the amounts earned by the executive officers to the amount of appreciation realized by the Company's shareholders over comparable periods. Stock options also provide executive officers with the opportunity to acquire and build a meaningful ownership interest in the Company. The Committee considers stock option awards throughout the year. In determining the number of options awarded to an individual executive officer, the Committee generally establishes a level of award based upon the position of the individual and his or her level of responsibility and upon recommendations made by the Company's President and Chief Executive Officer. The Committee's decisions concerning individual option awards are based on its judgment concerning the appropriate amount of long-term compensation that should be paid to the executive in question. The Company did not award any such stock options during the 1998 fiscal year.

          Bonuses. Pursuant to the terms of its employment agreements with the executive officers of the Company, the Company may pay additional compensation in the form of discretionary bonuses. In general, the bonus structure is open-ended and the bonus amount in any given year is determined by the Committee. Bonuses may be provided either in the form of cash, Common shares or a combination of the two, as the Committee determines. The Company did not pay bonuses to its executive officers with respect to performance during the 1998 fiscal year. However, in 1999, the Compensation Committee has determined that, upon consummation of the Proposed Sale pursuant to the terms described in the Agreement, Mr. Hugill will be paid a cash bonus of $20,000.

     President and Chief Executive Officer Compensation. Dr. Green's employment contract with the Company contemplates compensation in two broad areas: (i) a base salary and (ii) stock options under a long-term compensation plan. His employment agreement provided for a base salary of $180,000 for 1997 and 1998. When the Company failed to meet certain objectives with regard to financial performance during 1997, Dr. Green elected to defer a portion of his 1997 salary. As a result, Dr. Green was paid $160,984 in salary for 1997. Dr. Green was paid his full salary of $180,000 in 1998.

     In November 1996, the Compensation Committee evaluated Dr. Green's role in managing and finalizing the Company's initial public offering of Common Shares in 1996. The Committee also evaluated his role in bringing about the Company's most financially successful year since its formation. In January 1997, based on this evaluation, Dr. Green was awarded options to purchase 25,000 Common Shares at an exercise price of $10.75 per share. These options vest over four years, and expire in ten years.

                                       THE COMPENSATION COMMITTEE
                                       Robert E. Flaherty
                                       Seth B. Harris
                                       Dr. Robert M. Stote

Performance Chart

     The following line graph compares the percentage change in the cumulative total shareholder return on the Company's Common Shares against the cumulative total return of The Nasdaq Stock Market -- U.S. Index and the Nasdaq Health Services Index for the period commencing June 11, 1996 (the initial trading date for the Common Shares) and ending December 31, 1998. The graph assumes that the value of the investment in Common Shares and each index was $100 on June 11, 1996, and that all dividends, if any, were reinvested.


                   Collaborative Clinical      Nasdaq Stock          Nasdaq
                      Rese arch, Inc.          Market (U.S.)     Health Services
                   ----------------------      -------------     ---------------
06/11/96                  100.00                  100.00             100.00
12/96                      80.00                  104.00              83.00
12/97                      38.00                  127.00              85.00
12/98                      30.00                  179.00              73.00

-------------

* $100 invested on 6/11/96 in stock or on 5/31/96 in index -- including reinvestment of dividends. Fiscal year ending December 31.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     The following table sets forth, as of February 26, 1999, the beneficial ownership of the Company's Common Shares of (i) each person who is known to the Company to own beneficially more than 5% of the Company's outstanding Common Shares, (ii) each Director of the Company, (iii) each of the Named Executive Officers and (iv) all Directors and executive officers as a group. Unless otherwise indicated, all information with respect to beneficial ownership has been furnished by the respective Director or executive officer, as the case may be.

                                                                     Common Shares
                                                                  Beneficially Owned(1)
                                                                 -----------------------
Name and Address of Beneficial Owner                              Number         Percent
------------------------------------                             --------        -------
Dr. Jeffrey A. Green (2)                                          405,146          6.6%
Timothy G. Biro (3)                                                 1,700            *
Seth B. Harris (4)                                                 82,534          1.3%
Terry C. Black                                                     35,000            *
Patrick G. Chassaigne                                              10,000            *
Gregory A. Folz                                                    15,050            *
Herbert L. Hugill (5)                                              62,500          1.0%
Philip A. Stark (6)                                                13,500            *
Dr. Robert M. Stote                                                33,974            *
Dr. Alan G. Walton (7)                                            612,252          9.5%
Dr. Roger G. Stoll                                                  1,500            *
Dr. Mark J. Ratain                                                 31,500            *
Robert E. Flaherty                                                  1,500            *
Axiom Venture Partners Limited Partnership                        577,586          9.0%
    City Place II
    185 Asylum Street
    Hartford, Connecticut 06103
Brantley Venture Partners II, L.P.                                746,052         11.6%
    20600 Chagrin Boulevard, Suite 1150
    Cleveland, Ohio 44122
Oxford BioScience Funds (7) (8)                                   612,252          9.5%
    315 Post Road West
    Westport, Connecticut 06880
Wellington Management Company (9)                                 448,500          7.0%
    75 State Street
    Boston, Massachusetts 02109
State of Wisconsin Investment Board                               370,000          5.8%
    P.O. Box 7842
    Madison, Wisconsin 53707
Heartland Advisors, Incorporated                                1,261,400         19.6%
    790 North Milwaukee Street
    Milwaukee, Wisconsin 53202
All directors and executive officers as a group (13 persons)    1,441,828         22.4%

-------------
Less than one percent

(1) The number of Common Shares deemed outstanding includes (i) 6,430,872 Common Shares outstanding as of February 26, 1999 and (ii) with respect to each of the following individuals and group the following number of Common Shares, which may be purchased pursuant to option exercises within 60 days after February 20, 1999: Dr. Green

(31,250 shares); Mr. Biro (3,000 shares); Mr. Harris (29,500 shares); Dr. Stote (29,500 shares); Mr. Hugill (12,500 shares); Dr. Walton (4,500 shares);
Dr. Ratain (31,500 shares); Mr. Flaherty (1,500 shares); Dr. Stoll
(1,500 shares); Mr. Black (30,000 shares); Mr. Chassaigne (10,000 shares);
Mr. Folz (5,050 shares); Brantley Venture Partners II, L.P. ("Brantley")
(5,166 shares); Oxford BioScience Management Partners ("OBM") (3,167 shares); all directors and executive officers as a group (249,967 shares). For purposes of the Company's stock option plans, the closing of the Proposed Sale will qualify as change in control. Pursuant to the terms of the Company's stock option plans, all options outstanding upon the occurrence of a change in control will become immediately vested and exercisable. If the Agreement is approved and the proposed amendment to the 1996 Outside Directors Stock Option Plan is adopted, each of the following individuals and group may purchase an additional number of Common Shares indicated as follows: Dr. Green (18,750 shares);
Mr. Biro (10,000 shares); Mr. Harris (10,000 shares); Dr. Stote (10,000 shares); Mr. Hugill (37,500 shares); Dr. Walton (10,000 shares); Dr. Ratain
(10,000 shares); Mr. Flaherty (10,000 shares); Dr. Stoll (10,000 shares);
Mr. Black (10,000 shares); Mr. Chassaigne (20,000 shares); Mr. Folz
(5,050 shares); all directors and executive officers as a group
(180,800 shares).

(2) Includes 150,000 Common Shares held by Dr. Green's wife, as to which he disclaims beneficial ownership.

(3) Includes 200 Common Shares held by Mr. Biro's wife.

(4) Includes 400 Common Shares held by Mr. Harris' wife and 44,634 shares held in trust for Mr. Harris.

(5) Includes 50,000 shares held in trust for Mr. Hugill.

(6) Mr. Stark's employment with the Company was terminated on May 4, 1998. The amount of shares beneficially owned by Mr. Stark was obtained from a report filed with the Commission, dated March 3, 1998, pursuant to the requirements of Section 16(a) of the Exchange Act.

(7) Includes 408,690 and 82,517 Common Shares owned by Oxford BioScience Partners, L.P. ("Oxford") and Oxford BioScience Partners (Adjunct), L.P. ("Oxford Adjunct"), respectively, of which OBP Management, L.P. ("OBP") is the general partner, and 113,378 Common Shares owned by Oxford BioScience Partners (Bermuda) Limited Partnership ("Oxford Bermuda"), of which OBP Management (Bermuda) Limited Partnership ("OBP Bermuda") is the general partner. OBP may be deemed to be the beneficial owner of shares owned by Oxford Bermuda. Also includes 3,167 and 4,500 Common Shares issuable upon exercise of options owned by OBM and Dr. Walton, respectively, that are currently exercisable. Dr. Walton, a Director of the Company, is a general partner of OBP, OBP Bermuda and OBM and may be deemed to be a beneficial owner of the shares held by such entities.

(8) The information provided herein with respect to the beneficial ownership of the Company's Common Shares by the Oxford BioScience Funds was obtained solely from a Schedule 13G filed with the Securities and Exchange Commission (the "Commission") on February 12, 1999 by the Oxford BioScience Funds.

(9) The Common Shares listed are held by Wellington Management Company in its capacity as investment advisor. Various persons other than Wellington Management Company have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares held. The interests of one such account, Global Health Care Opportunity, relates to more than 5% of the outstanding Common Shares. The information provided herein with respect to Wellington Management Company's beneficial ownership of the Company's Common Shares was obtained solely from a Schedule 13G filed with the Commission on January 24, 1999 by Wellington Management Company.

(10) The information provided herein with respect to the beneficial ownership of the Company's Common Shares by the State of Wisconsin Investment Board was obtained solely from a Schedule 13G filed with the Commission on January 16, 1999 by the State of Wisconsin Investment Board.

(11) The Common Shares listed are held by Heartland Advisors, Incorporated in its capacity as investment advisor. Various persons other than Heartland Advisors, Incorporated have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares held. The interests of one such account, Heartland Value Fund, a series of Heartland Group, Incorporated, a registered investment company, relates to more than 5% of the outstanding Common Shares. The information provided herein with respect to Heartland Advisors, Incorporated's beneficial ownership of the Company's Common Shares was obtained solely from the Schedule 13G filed with the Commission on January 13, 1999 by Heartland Advisors, Incorporated.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with various financing transactions, the Company entered into certain agreements with certain of its Directors, executive officers and shareholders who beneficially own more than five percent of the Company's Common Shares. Since these arrangements were the result of arm's length negotiation among the Company and these shareholders prior to their acquisition of an interest in the Company, the Company believes that the agreements are on terms no less favorable to it than could have been obtained from unaffiliated third parties. Relationships between the Company and those investors who are affiliated with members of the Compensation Committee of the Board of Directors are described under "Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

     As a result of various financing transactions, the Company is a party to a registration rights agreement with Brantley, Oxford, Oxford Bermuda, Oxford Adjunct, Axiom Venture Partners Limited Partnership, Drs. Green, Kasmer, Stigelman and Stote and Mr. Harris, each of whom is either a Director, executive officer or beneficial owner of greater than 5% or more of the Company's Common Shares. Under the terms of this agreement, the holders of an aggregate of 1,990,332 Common Shares (the "Registrable Shares") have the right to demand, no more than once every six months, registration under the Securities Act of 1993, as amended, of Common Shares having a market value of at least $5,000,000 (in the case of a registration on Form S-1) or $1,000,000 (in the case of a registration on FormS-2 or S-3). Such demand right may be exercised by the holders of at least 40%of the Registrable Shares. The holders of Registrable Shares may exercise their right to demand registration of the Registrable Shares on Form S-1 up to two times at the Company's expense, and any demand registrations on Form S-2 or S-3 an unlimited number of times at the Company's expense. Although the holders of Registrable Shares have the right to demand additional registrations on FormS-1, they will be required to pay their share of the expenses associated with such registrations. The agreement also provides the holders of an aggregate of 497,116 Common Shares (the "Related Shares"), with the limited right to participate, at their own expense, in a registration statement demanded by the holders of Registrable Shares. In addition, under certain conditions, the holders of Registrable Shares and Related Shares have the limited right to include some or all of such shares in any registration statement filed by the Company with respect to the sale of its Common Shares.


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

     (b)       Reports on Form 8-K.

     No reports were filed on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K other than the following:

     Current Report on Form 8-K dated December 21, 1998, reporting under Item 5 the Company's execution of an agreement to sell the assets of its Clinical Business.

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

Date:  March 25, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                                   Title
      ---------                                   -----
  /Jeffrey A. Green                 President and Chief Executive Officer
-------------------
Jeffrey A. Green                    and Director (Principal Executive Officer)

  /s/ Terry C. Black                Vice President of Finance, Chief
--------------------
Terry C. Black                      Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

  /s/ Timothy G. Biro               Director
---------------------
Timothy G. Biro

  /s/ Seth B. Harris                Director
--------------------
Seth B. Harris

  /s/ Robert M. Stote               Director
---------------------
Robert M. Stote

  /s/ Roger G. Stoll                Director
---------------------
Roger G. Stoll

  /s/ Herbert L. Hugill             Director
-----------------------
Herbert L. Hugill

  /s/ Robert E. Flaherty            Director
------------------------
Robert E. Flaherty

                                    Director
--------------------
Mark J. Ratain

  /s/ Alan G. Walton                Director
--------------------
Alan G. Walton

Date:  March 25, 1999

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     Page
                                                                                     ----


Collaborative Clinical Research, Inc. and Subsidiaries
Report of Independent Auditors                                                        F-2
Consolidated Balance Sheets at December 31, 1997 and 1998                             F-3
Consolidated Statements of Operations for each of the three years in the
  period ended December 31, 1998                                                      F-4
Consolidated Statements of Shareholders' Equity for each of the three
  years in the period ended December 31, 1998                                         F-5
Consolidated Statements of Cash Flows for each of the three years in the
  period ended December 31, 1998                                                      F-6
Notes to Consolidated Financial Statements                                            F-7

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Shareholders
Collaborative Clinical Research, Inc.

     We have audited the accompanying consolidated balance sheets of Collaborative Clinical Research, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Collaborative Clinical Research, Inc. and subsidiaries at December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP


Cleveland, Ohio
February 5, 1999

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

==============================================================================

                                                          December 31,
                                                 ------------------------------
                                                     1997              1998
                                                     ----              ----
                   Assets
Current assets
 Cash and cash equivalents                       $  6,381,512      $  4,072,586
 Short-term investments                            27,231,976        22,620,667
 Accounts receivable, net                           4,497,255         2,731,567
 Taxes receivable                                     197,990           101,892
 Notes receivable - officer                           165,000             -----
 Prepaid expenses                                     517,510           264,460
                                                 ------------      ------------
    Total current assets                           38,991,243        29,791,172

Property and equipment
  Equipment                                         2,050,715         3,608,429
  Leasehold improvements                              341,427           355,907
                                                 ------------      ------------
                                                    2,392,142         3,964,336
  Less accumulated depreciation                       831,291         1,571,070
                                                 ------------      ------------
                                                    1,560,851         2,393,266

Goodwill, less accumulated amortization of
  $714,000 and $206,000 as of December 31,
   1997 and 1998, respectively                      7,727,014         1,335,193
Other assets                                           41,530            20,168
                                                 ------------      ------------
                                                    7,768,544         1,355,361
                                                 ============      ============
    Total assets                                 $ 48,320,638      $ 33,539,799
                                                 ============      ============

   Labilities and Shareholders' Equity

Current liabilities
  Accounts payable                               $    779,542      $  1,012,454
  Accrued expenses                                  4,338,686         3,664,577
  Deferred revenue                                    852,132           625,068
                                                 ------------      ------------
    Total current liabilities                       5,970,360         5,302,099

Shareholders' equity
  Foreign currency translation                          -----           (44,041)
  Serial Preferred Shares, without par value;
   authorized 1,000,000 shares; none issued             -----             -----
  Common Shares, without par value, authorized
    15,000,000 shares; issued and outstanding
    6,412,872 and 6,422,872 shares as of
    December 31, 1997 and 1998, respectively       49,697,057        49,704,742
     Accumulated deficit                           (7,346,779)      (21,423,001)
                                                 ------------      ------------
    Total shareholders' equity                     42,350,278        28,237,700
                                                 ------------      ------------
    Total liabilities and shareholders' equity   $ 48,320,638      $ 33,539,799
                                                 ============      ============

                            See accompanying notes.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

                                                                               For the Year Ended December 31,
                                                          --------------------------------------------------------------------------
                                                                   1996                        1997                      1998
                                                                   ----                        ----                      ----
Revenue                                                            $25,715,004                 $17,327,232              $13,226,078
Direct costs                                                        17,976,472                  12,637,223               10,511,024
                                                          --------------------        --------------------        -----------------

Gross profit                                                         7,738,532                   4,690,009                2,715,054

Selling, general and administrative expenses                         6,140,400                  10,009,638                8,968,913
Impairment charge                                                        -----                       -----                6,056,019
Special items                                                            -----                   2,994,597                1,998,187
Depreciation and amortization                                          606,061                   1,014,548                1,155,110
                                                          --------------------        --------------------        -----------------

Income (loss) from operations                                          992,071                  (9,328,774)             (15,463,175)

Other income (expense):
   Interest income                                                   1,146,111                   1,936,389                1,679,260
   Interest expense                                                    (93,330)                      -----                    -----
   Other expense                                                         -----                       -----                 (212,307)
   Loss from joint venture                                             (15,042)                    (47,788)                   -----
                                                          --------------------       ---------------------        -----------------

Income (loss) before income taxes                                    2,029,810                  (7,440,173)             (13,996,222)

Income tax expense (benefit)                                           383,200                     (57,570)                  80,000
                                                          --------------------       ---------------------        -----------------

Net income (loss)                                                  $ 1,646,610                $ (7,382,603)           $ (14,076,222)
                                                          ====================       =====================        =================

Net income (loss) per share:

           Basic:

           Net income (loss) per share                                  $ 0.36                     $ (1.16)                 $ (2.19)
                                                          ====================       =====================        =================
           Weighted average shares outstanding                       4,625,924                   6,384,469                6,421,820
                                                          ====================       =====================        =================

           Diluted:

           Net income (loss) per share                                  $ 0.33                     $ (1.16)                 $ (2.19)
                                                          ====================       =====================        =================
           Weighted average shares outstanding                       5,052,494                   6,384,469                6,421,820
                                                          ====================       =====================        =================


                            See accompanying notes.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
===============================================================================

                                                          Series A                      Series B                   Series C
                                                      Preferred Shares              Preferred Shares           Preferred Shares
                                               --------------------------      ------------------------    -------------------------
                                                  Number                         Number                      Number
                                                 Of Shares     Par Value       Of Shares     Par Value      Of Shares      Par Value
                                               ------------  ------------      ---------    -----------    -----------    ----------
Balance at January 1, 1996                         540,000     $     540         66,667      $     67       1,575,686      $  1,575
Exercise of Common Share Options
Exercise of Common Share Warrants
Issuance of Common Shares in
     business acquisition
Series C Preferred Share dividends                                                                             18,780            19
Initial Public Offering of Common Shares, net
Conversion of Series A, B and C
     Preferred Shares                             (540,000)         (540)       (66,667)          (67)     (1,594,466)       (1,594)
Stock compensation
Net income                                        --------     ---------        -------      --------      ----------      --------


Balance at December 31, 1996                         -----         -----          -----         -----           -----         -----
Exercise of Common Share Options
Stock compensation
Net loss
                                                  --------     ---------        -------      --------      ----------      --------
Balance at December 31, 1997                         -----         -----          -----         -----           -----         -----
Exercise of Common Share Options
Stock compensation
Comprehensive loss:
     Foreign currency translation
     Net (loss)

     Comprehensive loss
                                                  --------     ---------        -------      --------      ----------      --------
Balance at December 31, 1998                         -----     $   ----          -----       $  -----           -----      $  -----
                                                  ========     =========        =======      ========      ==========      ========


                                                 Additional         Common Shares             Retained
                                                               -------------------------      Earnings       Currency
                                                  Paid-In        Number         Stated      (Accumulated    Translation
                                                  Capital       of Shares       Amount        Deficit)      Adjustments     Total
                                                ------------   -----------   ------------   -------------   ----------- ------------
Balance at January 1, 1996                      $ 4,847,885       402,500        $ 84,011   $ (1,610,786)   $   ----    $ 3,323,292
Exercise of Common Share Options                                   22,633           8,352                                     8,352
Exercise of Common Share Warrants                                 136,000         884,000                                   884,000
Issuance of Common Shares in
    business acquisition                                          148,148       2,000,000                                 2,000,000
Series C Preferred Share dividends                      (19)                                                                  -----
Initial Public Offering of Common Shares, net                   3,400,000      41,656,465                                41,656,465
Conversion of Series A, B and C
    Preferred Shares                             (4,847,866)    2,201,133       4,850,067                                     -----
Stock compensation                                                                 29,069                                    29,069
Net income                                                                                     1,646,610                  1,646,610
                                                -----------    ----------     -----------   ------------    --------    -----------

Balance at December 31, 1996                           -----    6,310,414      49,511,964         35,824        ----    49,547,788
Exercise of Common Share Options                                  102,458         170,737                                   170,737
Stock compensation                                                                 14,356                                    14,356
Net loss                                                                                      (7,382,603)                (7,382,603)
                                                ------------   ----------     -----------   ------------    --------    -----------

Balance at December 31, 1997                           -----    6,412,872      49,697,057     (7,346,779)     -----      42,350,278
Exercise of Common Share Options                                   10,000           2,100                                     2,100
Stock compensation                                                                  5,585                                     5,585
Comprehensive loss:
     Foreign currency translation                                                                            (44,041)       (44,041)
     Net loss                                                                                (14,076,222)               (14,076,222)
                                                                                            ------------    --------    -----------
     Comprehensive loss                                                                      (14,076,222)    (44,041)   (14,120,263)
                                                ------------   ----------     -----------   ------------    --------     ----------
Balance at December 31, 1998                    $      -----    6,422,872     $49,704,742   $(21,423,001)   $(44,041)   $28,237,700

                                                ============   ==========     ===========   ============    ========    ===========


                             See accompanying notes

              COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

                                           For the Year Ended December 31,
                                     -------------------------------------------
                                        1996            1997           1998
                                        ----            ----           ----
Operating Activities
    Net income (loss)            $  1,646,610     $ (7,382,603)    $(14,076,222)
     Adjustments to reconcile
      net income (loss) to net
      cash used in operating
      activities:
       Equity loss in HRI              15,042           47,788              ---
       Depreciation and
        amortization                  606,061        1,014,548        1,155,110
       Accretion of discount
        on investments               (919,723)      (1,078,577)      (1,469,481)
       Other                           29,069           14,356            8,624
       Impairment charge                  ---              ---        6,056,019
       Special items                      ---        2,994,597        1,998,187
       Changes in operating
        assets and liabilities:
         Accounts and taxes
          receivable               (2,534,642)       3,725,294        1,861,785
         Prepaid expenses              78,629          143,782          253,050
         Other assets                 (91,972)          85,062           13,560
         Accounts payable and
          accrued expenses         (1,056,152)        (188,122)      (2,445,660)
         Deferred revenue            (199,964)         (80,328)        (227,064)
                                 -------------    -------------    -------------
    Net cash used in operating
     activities                    (2,427,042)        (704,203)      (6,872,092)

Investing Activities
    Purchases of property and
     equipment                       (932,953)      (1,422,979)      (1,646,430)
    Purchases of businesses
     (net of cash acquired)        (7,278,038)         (21,370)             ---
    Maturities of short-term
     investments                   25,749,178       50,519,484       71,870,122
    Purchases of short-term
     investments                  (52,148,794)     (47,499,147)     (65,789,332)
    Investment in HRI                 (27,225)          (5,470)           7,802
                                 -------------    -------------    -------------
    Net cash provided by
     (used in) investing
     activities                   (34,637,832)       1,570,518        4,442,162

Financing Activities
    Borrowings on line of
     credit                         1,271,111              ---              ---
    Payments on line of
     credit                        (2,402,520)             ---              ---
    (Issuance) repayment of
     notes receivable - officer           ---         (165,000)         165,000
    Proceeds from issuance of
     shares                        42,548,818          170,737            2,100
                                 -------------    -------------    -------------
    Net cash provided by
     financing activities          41,417,409            5,737          167,100

Effect of exchange rate on cash           ---              ---          (46,096)

                                 -------------    -------------    -------------
Increase (decrease) in cash
 and cash equivalents               4,352,535          872,052       (2,308,926)

Cash and cash equivalents at
 beginning of year                  1,156,925        5,509,460        6,381,512
                                 -------------    -------------    -------------

Cash and cash equivalents at
 end of year                     $  5,509,460     $  6,381,512     $  4,072,586
                                 =============    =============    =============
Cash paid during the year for
 interest                        $     93,330     $        ---     $        ---
                                 =============    =============    =============
Net cash paid during the year
 for income taxes                $        ---     $    397,012     $     51,341
                                 =============    =============    =============

                             See accompanying notes.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1997 and 1998
================================================================================

1.  Accounting Policies

Description of Business

     Collaborative Clinical Research, Inc. (the "Company") is a multi-specialty Site Management Organization managing a network of non-owned affiliated and owned clinical research sites. The Company's customers are primarily pharmaceutical and biotechnology companies and, in selected cases, contract research organizations. The Company's Clinical Business provides Phase I through IV clinical research services, and over the counter product services. The Company's wholly owned subsidiary, DataTRAK, Inc. ("DataTRAK"), provides technology and other services to assist in the timely completion of clinical trials.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

     Clinical Business - Revenue and related direct costs of revenue are recognized as specific contract terms are fulfilled under the percentage of completion method (the units of delivery method). Fees for individual contract services are fixed upon execution of the contract and provide for payment for all work performed. Pass-through costs that are paid directly by the Company's clients, and for which the Company does not bear the risk of performance, are excluded from revenue. The termination of a contract results in no material adjustments to the revenue or costs previously recognized.

     DataTRAK - DataTRAK contracts provide a fixed price for each component or service to be delivered. Services provided by DataTRAK that are in addition to those provided for in its contracts are billed on a fee for service basis for services completed. Revenue and related direct costs of revenue are recognized as services are performed under the percentage of completion method utilizing units of delivery. The termination of a contract will not result in a material adjustment to the revenue or costs previously recognized. DataTRAK is also a seller and licenser of software. Generally, revenue is recognized upon delivery of sold software. Licensing revenue is recognized ratably over the life of the license. To date DataTRAK has not recognized any revenue from software sales.

     The following sets forth the revenue generated by customers who accounted for more than 10% of the Company's revenue during each of the periods presented (in thousands):

                                     Year ended December 31,
                           ---------------------------------------
      Customer                1996          1997          1998
      --------                ----          ----          ----
          A                  $5,754          $*           $*
          B                   7,925           *            *
          C                     *           1,779          *
          D                     *           2,184          *
          E                     *             *          1,865
          F                     *             *          1,664


---------------
*  Less than 10% of revenue.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
              For the Years Ended December 31, 1996, 1997 and 1998
================================================================================

Concentration of Credit Risk

     The Company is subject to credit risk through accounts receivable and short-term investments. Credit risk with respect to accounts receivable is somewhat minimized because of the diversification of the Company's customer base and its geographical dispersion. The Company generally does not require collateral and the majority of its accounts receivable are unsecured.
Short-term investments are placed with high credit-quality financial institutions or in short-duration with high credit-quality debt securities. The Company limits the amount of credit exposure in any one institution or type of investment instrument.

Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Investments in cash equivalents are carried at cost which approximates market value.

Prepaid Expenses

     Included in prepaid expenses is $126,600 and $53,100 at December 31, 1997 and 1998, respectively, advanced to vendors for services to be provided under current contracts.

Short-term Investments

     Short-term investments are comprised of U.S. Treasury securities and obligations of U.S. government agencies, obligations of states and other political subdivisions, and U.S. corporate obligations with maturities of one year or less. These securities are stated at amortized cost, which approximates fair value. The Company has the positive intent and ability to hold the securities to maturity.

Property and Equipment

     Property and equipment are stated at cost. Depreciable assets consist of medical, office and computer equipment. Depreciation on equipment is computed using the straight-line method over estimated useful lives of 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the lesser of the assets' estimated useful life or the lease term. Depreciation expense was $320,000, $590,000 and $820,000 for 1996, 1997 and 1998,
respectively.

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

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
              For the Years Ended December 31, 1996, 1997 and 1998
================================================================================

Goodwill

     The Company has classified as goodwill the cost in excess of fair value of the net assets acquired in purchase transactions. Goodwill is amortized over a 20-year period using the straight-line method.

Impairment of Long-Lived Assets

     The Company evaluates impairment of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). As such, the carrying values of long-lived assets are evaluated if circumstances indicate a possible impairment in value. If undiscounted cash flows over the remaining amortization period indicate that long-lived assets may not be recoverable, the carrying value will be reduced by the estimated shortfall of cash flows on a discounted basis. (See Note 2).

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that might affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Instruments

     The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to the short-term of these financial instruments. Investments are reported at amortized cost, which approximates fair value.

Advertising Costs

     Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $170,000, $300,000 and $340,000 for 1996, 1997 and 1998, respectively.

Software Development Costs

     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Such costs are amortized over the lesser of three years or the economic life of the related product. The Company performs an annual review of the recoverability of such capitalized software costs. At the time determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

     Unamortized software and software development costs included in the Company's balance sheet were zero and $780,000 at December 31, 1997 and 1998, respectively. Amortization expense related to capitalized software costs was zero in 1996 and 1997, and $280,000 in 1998.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
              For the Years Ended December 31, 1996, 1997 and 1998
================================================================================

Foreign Currency Translation

     The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates. Revenue and expense accounts of these operations are translated at average rates prevailing during the period. These translation adjustments are accumulated in a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in determining net income (loss) when realized.

Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("Statement No. 130"), which is effective for years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company adopted Statement No. 130 effective January 1, 1998.

     In June 1997, the Financial Accounting Standards Board issued Statement
No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131"), which is effective for years beginning after December 15, 1997. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has reported information for two segments (Clinical Business and DataTRAK).

Reclassification

     Certain prior year amounts have been reclassified to conform to the current year reporting presentation.

2.  Impairment Charges and Special Items

     Results of operations for 1997 included special items charges of $2,994,597 related to costs associated with exiting certain Company activities. Of this total, $2,000,000 represented the Company's best estimate of its costs associated with the termination of its technology alliance with IBM. Also, as a result of the termination of the technology alliance, $737,916 of unamortized software was written off. The remaining $256,681 was for the disposal/abandonment of certain medical and computer equipment and the closing of a leased facility, which occurred during the fourth quarter of 1997.

     During 1998, the Company recorded total special items charges of $1,998,187. The Company recorded a charge of $1,439,762 in the first quarter of 1998 to recognize costs associated with employee severance and other special items including the March 24, 1998 termination of 29 employees pursuant to a reorganization plan announced in March 1998 and expected to be completed before the end of the second quarter of 1998. In June 1998, an additional special items charge of $271,425 was recorded related to the closing of the Company's United Kingdom operations (including the termination of two employees) and the termination of a joint venture in the United Kingdom, and additional costs incurred in connection with the termination of the IBM and DataTRAK alliance. In September 1998, a special items charge of $287,000 was recorded associated with the closure of two of the Company's owned Clinical Business sites, including severance related costs for two employees at these locations.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
              For the Years Ended December 31, 1996, 1997 and 1998
================================================================================

     Also during 1998, the Company recorded impairment charges of $6,056,019 related to the impairment of goodwill. Of this charge, $1,848,307 was related to goodwill written off during the third quarter of 1998 related to the two Clinical Business locations that were closed in September of 1998 due to their poor operating performance and represented the remaining unamortized goodwill allocated to these locations at the time of their purchase in 1996. The remaining $4,207,712 was for goodwill associated with GFI.

     GFI, a subsidiary, was acquired in January 1996 for $6.0 million with substantially all of the purchase price being allocated to goodwill. Subsequently, pursuant to SFAS 121, the Company evaluated the recoverability of the long-lived assets including intangibles of its GFI subsidiary. GFI's revenue continued to decline and its net losses continued to increase since its acquisition. In addition, the two principals responsible for the development of GFI, prior to its purchase by the Company, left the Company and a new management team was put in place. In the third quarter of 1998, after new management's efforts to effect a turn around were exhausted, and concurrent with the Company's planning process, it was determined that the possibility of recovering the recorded value of the long-lived GFI assets through a sale of GFI, exclusive of a sale of the entire Clinical Business was remote. In addition, it was determined that GFI's future undiscounted cash flows were below the carrying value of GFI's long-lived assets. Accordingly, during the third quarter of 1998, the Company adjusted the carrying value of GFI's long-lived assets to their estimated fair value of approximately $1.6 million, resulting in a non-cash charge of $4,207,712. The estimated fair value was based on the purchase price allocated to GFI pursuant to an initial offer from The West Company, Incorporated to purchase the Clinical Business.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
              For the Years Ended December 31, 1996, 1997 and 1998
================================================================================

     Details of the impairment charges and special items, of which asset write-offs and goodwill impairment represent non-cash charges, are as follows:


                                                                                  Special Items
                                                       ------------------------------------------------------------------
                                         Goodwill          Asset         Termination         Other Exit
                                        Impairment       Write-offs        Benefits            Costs            Total
                                       ------------    ------------------------------------------------------------------
1997 charges:
    Termination of IBM and
        DataTRAK alliance              $               $     737,916    $      ----         $ 2,000,000     $   2,737,916
                                            ----
    Exiting of other Company
        activities                          ----             156,681           ----              ----             156,681
    Closing of leased facility              ----             ----              ----             100,000           100,000
                                       ------------    -------------    --------------      ------------    -------------
    Total 1997 charges                 $    ----       $     894,597    $      ----         $  2,100,000    $   2,994,597
                                       ============    =============    ==============      ============    =============
Reserve at December 31, 1997                                                   ----         $  2,100,000
1998 charges:
    March 1998 corporate
        reorganization                 $    ----       $     ----       $    1,194,762           245,000    $   1,439,762

June 1998:
    Termination of IBM and
        DataTRAK alliance                   ----             ----              ----              126,425          126,425
    Exiting of United Kingdom
        activities                          ----              27,023            18,000            99,977          145,000
                                       ------------    -------------    --------------      ------------    -------------
                                            ----              27,023            18,000           226,402          271,425
September 1998:
    Closure of two clinical sites         1,848,307          ----               15,000           272,000          287,000
    GFI goodwill impairment               4,207,712          ----              ----              ----            ----

                                       ------------    -------------    --------------      ------------    -------------
                                          6,056,019          ----               15,000           272,000          287,000
                                       ------------    -------------    --------------      ------------    -------------
    Total 1998 charges                 $  6,056,019    $      27,023         1,227,762           743,402    $   1,998,187
                                       ============    =============                                        =============
1998 payments:
    Termination of IBM and
        DataTRAK alliance                                                      ----            2,080,300    $   2,080,300
    Closing of leased facility                                                 ----               82,443           82,443
    March 1998 corporate
        reorganization                                                         648,934           176,155          825,089
    Exiting of United Kingdom
        activities                                                              18,000            50,202           68,202
    Closure of two clinical sites                                               15,000            13,420           28,420
                                                                        --------------      ------------    -------------
    Total 1998 payments                                                        681,934         2,402,520    $   3,084,454
                                                                        --------------      ------------    -------------

Reserve at December 31, 1998 (to
        be paid in 1999)                                                $     545,828       $    440,882
                                                                        ==============      ============


             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
              For the Years Ended December 31, 1996, 1997 and 1998
================================================================================

3.  Accounts Receivable

           Accounts receivable consist of the following:

                                                            December 31,
                                                -------------------------------------
                                                       1997                 1998
                                                       ----                 ----
Trade accounts receivable:
    Billed                                      $   3,527,078           $   1,462,082
    Unbilled                                        1,236,915               1,397,915
                                                -------------        ----------------
        Total trade accounts receivable             4,763,993               2,859,997
Other                                                  43,262                  29,570
Allowance for doubtful accounts                      (310,000)               (158,000)
                                                -------------        ----------------
                                                $   4,497,255           $   2,731,567
                                                =============        ================

           Movement of the allowance for doubtful accounts is as follows:

                                                                                Year ended December 31,
                                                          -------------------------------------------------------------------
                                                                 1996                     1997                    1998
                                                                 ----                     ----                    ----

Balance at beginning of year                               $      89,000             $     264,000           $    310,000
Provision (credit) for uncollectible accounts                     75,000                    96,000                (55,000)
Acquisitions                                                     100,000                      ----                    ----
Uncollectible accounts written off                                  ----                   (50,000)                (97,000)
                                                          --------------------     -------------------     ------------------
Balance at end of year                                     $     264,000            $      310,000           $     158,000
                                                          ====================     ===================     ==================


     The net credit for uncollectible accounts recognized in 1998 was primarily due to favorable collection efforts in 1998 of disputed contracts, provided for in the prior year.

4.  Note Receivable - Officer

     In September 1997, the Company loaned an officer of DataTRAK $165,000 as part of a relocation package. The loan bore interest at the applicable federal rate, adjusted on a monthly basis. The note, plus interest, was repaid in 1998.

5.  Financing Arrangements

     The Company has a line of credit agreement with a bank which provides for borrowings up to $2.0 million that bears interest at rates not to exceed prime (no amounts were outstanding at December 31, 1997 or 1998). The line of credit agreement requires that the Company maintain investments of $2.0 million with the bank. This line of credit is considered to be committed and is subject to renewal at January 31, 2000.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
              For the Years Ended December 31, 1996, 1997 and 1998
================================================================================

6.  Short-term Investments

     The following is a summary of held-to-maturity securities:

                                                                          December 31,
                                               ------------------------------------------------------------------------
                                                              1997                                 1998
                                               ----------------------------------     ---------------------------------
                                                           Amortized                             Amortized
                                                   Cost                Cost               Cost                Cost
                                                   ----                ----               ----                ----
U.S. Treasury securities and
  obligations of U.S. government  agencies      $ 8,985,366         $ 9,132,615       $ 4,421,516          $ 4,440,507
Obligations of states and political
  subdivisions                                          ---                 ---         1,478,377            1,495,542
U.S. corporate obligations                       17,728,082          18,099,361        16,428,993           16,684,618
                                                -----------         -----------       -----------          -----------
                                                $26,713,448         $27,231,976       $22,328,886          $22,620,667
                                                ===========         ===========       ===========          ===========

7.  Accrued Expenses

           Accrued expenses consist of the following:

                                                            December 31,
                                                ---------------------------------------
                                                     1997                 1998
                                                     ----                 ----
Contract services costs                           $1,409,442           $1,285,009
Special items (see Note 2)                         2,100,000              986,710
Payroll and other employee costs                     461,695              658,828
Other                                                367,549              734,030
                                                  ----------           ----------
                                                  $4,338,686           $3,664,577
                                                  ==========           ==========


8.  Income Taxes

      Income tax expense (benefit) consists of the following:

                                                         Year ended December 31,
                                    -----------------------------------------------------------------
                                          1996                 1997                   1998
                                          ----                 ----                   ----
Current:
    Federal                              $209,200             $(197,990)            $  ----
    State and local                       185,700               140,420              80,000
                                         --------             ---------             -------
                                          394,900               (57,570)             80,000
Deferred
    Federal                               (10,000)                 ----                ----
    State and local                        (1,700)                 ----                ----
                                         --------              --------             -------
                                          (11,700)                 ----                ----
                                         --------             ---------             -------
                                         $383,200             $ (57,570)            $80,000
                                         ========             =========             =======

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
              For the Years Ended December 31, 1996, 1997 and 1998
================================================================================

     A reconciliation of income taxes (benefit) at the United States Federal statutory rate to the effective income tax rate is as follows:

                                                                                 Year ended December 31,
                                                                 ---------------------------------------------------
                                                                       1996              1997              1998
Income taxes (benefit) at the United States statutory rate       $    706,800       $ (2,322,900)      $ (4,328,400)
State and local income taxes                                          162,500            140,420             80,000
Net operating loss carryback (carryforward)                          (476,500)           197,990             ----
Change in valuation allowance                                          ----            2,396,000          4,336,000
Allowances and accruals                                                (9,600)          (469,080)            (7,600)
                                                                 -------------      -------------      -------------
                                                                 $    383,200       $    (57,570)      $     80,000
                                                                 =============      =============      =============


     At December 31, 1998 the Company had a net operating loss carryforward of approximately $13.0 million which will expire in the year 2013. The significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                           December 31,
                                                  ------------------------------
                                                       1997            1998
Deferred tax assets (liabilities):
    Net operating loss carryforwards              $ 1,706,000        $ 4,492,000
    Allowances and accruals                           873,000            433,000
    Depreciation and amortization                    (130,000)         1,860,000
                                                  ------------       ------------
                                                    2,449,000          6,785,000
    Valuation allowance                            (2,449,000)        (6,785,000)
                                                  ------------       ------------
    Net deferred tax assets recorded              $       ---        $       ---
                                                  ============       ============

9.  Operating Leases

     The Company leases certain office equipment and space. Rent expense relating to these operating leases was approximately $580,000, $1,010,000 and $1,060,000 in 1996, 1997 and 1998, respectively. Future minimum lease payments for the Company under noncancelable operating leases as of December 31, 1998 are as follows:

           Year ending December 31,          Amount
           ------------------------          ------
           1999                            $ 1,057,900
           2000                              1,004,300
           2001                                576,400
           2002                                211,800
           2003                                 38,100
                                           -----------
                                           $ 2,888,500
                                           ===========

10.  Shareholders' Equity

     On June 5, 1996, a total of 136,000 Common Share warrants were exercised. On June 11, 1996, the Company issued 3,000,000 Common Shares at $13.50 per share in connection with an initial public offering. A portion of the proceeds from the stock issuance were used to repay $3,250,000 of outstanding indebtedness. Upon

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
              For the Years Ended December 31, 1996, 1997 and 1998
================================================================================

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

Serial Preferred Shares

     At December 31, 1997 and 1998, the Company had 1,000,000 Serial Preferred Shares, without par value, authorized, with none outstanding.

11.  Share Option Plans

     The Company has four share option plans. At December 31, 1998, the Company had reserved 954,708 Common Shares for the exercise of Common Share options. The weighted average contractual life of all options outstanding was
7.3 years as of December 31, 1998. The range of exercise prices for all options outstanding at December 31, 1998 was $0.15 to $15.00.

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

     The Amended and Restated 1992 Share Incentive Plan ("1992 Plan") was approved by the Company's shareholders on September 23, 1992. The 1992 Plan provided for the granting of a maximum of 481,333 options to purchase Common Shares to key employees and consultants of the Company and its affiliates. Prior to May 1995, options to purchase 316,499 Common Shares were granted at exercise prices of less than the fair market value of a Common Share on the date of grant. The Company has recognized compensation expense related to these Common Share options of $29,069 in 1996, $14,356 in 1997 and $5,585 in 1998. No
further compensation expense will be recorded related to these Common Share options. Subsequent to April 1995, all options to purchase Common Shares awarded under the 1992 Plan were granted at exercise prices that represented the fair market value of a Common Share on the date of grant. Options awarded under the plan vest in equal increments over a three to five year period commencing on the first anniversary date of the grant. All options granted under the 1992
Plan expire ten years after the grant date.

     The Amended and Restated 1996 Outside Directors' Stock Option Plan, as amended subject to shareholder approval, ("1996 Director Plan") was established by the Company in February 1996. The 1996 Director Plan

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
              For the Years Ended December 31, 1996, 1997 and 1998
================================================================================

provides for the granting of a maximum of 50,000 options to purchase Common Shares to outside directors of the Company. The option price per share is equal to the fair market value of a Common Share on the date of grant. Options fully vest after six months from the date of grant, and all options granted under the 1996 Director Plan expire ten years after the grant date.

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

     The Company's share option activity and related information is summarized below:

                                                    Year ended December 31,
                      -----------------------------------------------------------------------------------
                                 1996                          1997                        1998
                      ---------------------------  ---------------------------  -------------------------
                                     Weighted                     Weighted                    Weighted
                                      Average                      Average                     Average
                                     Exercise                     Exercise                    Exercise
                         Options      Price         Options         Price         Options       Price
                      ---------------------------  ---------------------------  -------------------------
Outstanding at
    beginning of
    period              487,499      $  1.87        523,000       $   3.66         564,775     $  5.30
Granted                 104,134        11.19        287,600           7.00          31,000        4.24
Exercised               (22,633)        0.37       (102,458)          1.67         (10,000)       0.21
Canceled                (46,000)        3.39       (143,367)          5.32        (141,125)       7.31
                       ---------                   ---------                    ----------
Outstanding at
    end of period       523,000         3.66        564,775           5.30         444,650        4.69
                       ---------     -------       ---------      --------      ----------     -------
Exercisable at
    end of period       219,450      $  1.60        196,500       $   2.54         274,800     $  3.26
                       =========     =======       =========      ========      ==========     =======


     On December 21, 1998, the Company entered into a definitive agreement, subject to shareholder approval, to sell its Clinical Business to The West Company, Incorporated. The sale of the Clinical Business will meet the definition of a change of control as defined in each of the Company's share option plans. Upon completion of the sale of the Clinical Business all 444,650 outstanding Common Share options will become fully vested, of which 150,283 of these options have an exercise price less than the market value of the Company's Common Shares on December 31, 1998.

     The 1996 Director Plan was amended, subject to shareholder approval, to provide for the granting of a maximum of 175,000 options, which will increase the number of Common Shares reserved for the exercise of Common Share options to 1,079,708. The 1996 Director Plan was also amended, subject to shareholder approval, to allow for a three year vesting period for certain options. In 1998, the Company's Board of Directors have approved the granting of a total of 70,000 Common Share options (excluded from the table above) at an exercise price of $4.19 per share, subject to shareholder approval of the amendment to the 1996 Director Plan. Pursuant to APB 25, compensation expense may be incurred in future periods related to these options, if the market value of the Company's Common Shares is greater than the exercise price of the Common Share options, upon approval of the amendment to the 1996 Director Plan.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
              For the Years Ended December 31, 1996, 1997 and 1998
================================================================================

12.  Stock Based Compensation

     The Company has elected to follow APB 25 and related interpretations in accounting for its employee and director stock options. As discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25 compensation expense has been recognized for all options granted at less than the fair market value of the Company's Common Shares on the date of grant.

     Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998, respectively: risk free interest rate of 5.0%, 6.0% and 5.5%, a volatility factor of the expected market price of the Company's Common Shares of 0.53, 0.66 and 0.34, and a dividend yield of 0.0% for each year and a weighted-average expected life of the option of seven years. Using the Black-Scholes model, the weighted-average fair value of options granted during 1996, 1997 and 1998 was $6.66, $5.18, and $1.91, respectively.

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

     For purposes of pro forma disclosures, the estimated value of the options is amortized to expense over the options' vesting period. The pro forma results are not necessarily indicative of what would have occurred had the Company adopted Statement 123. The Company's pro forma information follows:

                                                                             Year ended December 31,
                                                              ----------------------------------------------------
                                                                 1996                 1997                1998
                                                                 ----                 ----                ----
Pro forma net income (loss)                                   $1,439,032          $(7,798,678)       $(14,485,188)
Pro forma basic income (loss) per share                       $     0.32          $     (1.29)       $      (2.48)
Pro forma diluted income (loss) per share                     $     0.29          $     (1.29)       $      (2.48)

13.  Retirement Savings Plan

     The Company sponsors The Collaborative Clinical Research, Inc. Retirement Savings Plan (the "Plan") as defined by Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all employees who elect to participate. Participants may contribute up to 20% of their annual compensation into a variety of mutual fund options or Common Shares of the Company's stock. Matching and profit sharing contributions by the Company are discretionary. The Company did not make any matching or profit sharing contributions in 1996, 1997 or 1998.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
              For the Years Ended December 31, 1996, 1997 and 1998
================================================================================

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

15.  Segment Information

     The Company operates in two principal business segments: Clinical Business and DataTRAK. The Clinical Business provides Phase I through IV clinical research services, and over the counter product services. DataTRAK provides technology and other services to assist in the timely completion of clinical trials. During 1996, the Company operated only in the Clinical Business segment.

     The Company evaluates performance and allocates resources based on profit or loss from operations before other income and expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There have been no intersegment sales.

     The Company's reportable segments are business units that offer different services utilized in the performance of clinical trials. The reportable segments are managed separately because they offer separate and distinct services to customers in the clinical research industry.

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
              For the Years Ended December 31, 1996, 1997 and 1998
================================================================================

     Information on the Company's business segments is as follows:


                                                Clinical                         Other
Year ended December 31,                         Business         DataTRAK       Corporate             Total
-----------------------                         --------         --------       ---------             -----
Revenue:
    1996                                     $ 25,715,004      $     ---        $   ---           $ 25,715,004
    1997                                       17,237,232            ---            ---             17,237,232
    1998                                       13,094,326        131,752            ---             13,226,078

Impairment charge:
    1996                                              ---            ---            ---                    ---
    1997                                              ---            ---            ---                    ---
    1998                                        6,056,019            ---            ---              6,056,019

Special items:
    1996                                              ---            ---            ---                    ---
    1997                                          256,681      2,737,916            ---              2,994,597
    1998                                        1,244,973        161,195        592,019              1,998,187

Depreciation and amortization:
    1996                                          606,061            ---            ---                606,061
    1997                                          817,718         72,295        124,535              1,014,548
    1998                                          685,238        358,557        111,315              1,155,110

Income (loss) from operations:
    1996                                          992,071            ---            ---                992,071
    1997                                       (1,906,944)    (3,898,916)    (3,522,914)            (9,328,774)
    1998                                       (9,837,447)    (2,690,645)    (2,935,083)           (15,463,175)

Expenditures for long-lived assets:
    1996                                        9,697,534            ---            ---              9,697,534
    1997                                          367,398        885,619        191,332              1,444,349
    1998                                          240,505      1,353,736         52,189              1,646,430

Assets at December 31,
    1997                                       13,382,302         92,596     34,845,740             48,320,638
    1998                                        5,175,149      1,170,105     27,194,545             33,539,799


             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
              For the Years Ended December 31, 1996, 1997 and 1998
================================================================================

Enterprise-Wide Disclosures

           Geographic Information

                                United       United
Year ended December 31,         States       Kingdom     Germany       Total
----------------------          ------       -------     -------       -----

Revenue:
  1996                       $25,715,004    $     --    $     --    $25,715,004
  1997                        16,733,004     504,228          --     17,237,232
  1998                        13,093,095       1,231     131,752     13,226,078

Assets at December 31,
  1997                        48,070,761     221,432      28,445     48,320,638
  1998                        33,247,934      42,507     249,358     33,539,799


     Major Customers - During 1996, the Clinical Business recorded revenue of approximately $5.8 million and $7.9 million from two separate customers. During 1997, the Clinical Business recorded revenue of approximately $1.8 million and $2.2 million from two separate customers. During 1998, the Clinical Business recorded revenue of approximately $1.9 million and $1.7 million from two separate customers.

16.  Net Income (Loss) Per Share

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

              COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
               For the Years Ended December 31, 1996, 1997 and 1998
================================================================================
              The following table sets forth the computation of basic
                         and diluted earnings per share.

                                             Year Ended December 31,
                                ------------------------------------------------
                                      1996            1997             1998
                                      ----            ----             ----
Net income (loss) used in
 the calculation of basic
 and diluted earnings per
 share                          $  1,646,610    $  (7,382,603)    $ (14,076,222)
                                ============    ==============    ==============
Denominator for basic net
 income (loss) per share -
 weighted average Common
 Shares outstanding                4,625,924        6,384,469         6,421,820
Effect of dilutive Common
 Share options and warrants          426,570            --                --
                                ------------    --------------    --------------
Denominator for diluted net
 income (loss) per share           5,052,494        6,384,469         6,421,820
                                ============    ==============    ==============
Basic net income (loss)
 per share                      $       0.36    $       (1.16)    $       (2.19)
                                ============    ==============    ==============
Diluted net income (loss)
 per share                      $       0.33    $       (1.16)    $       (2.19)
                                ============    ==============    ==============
Common Share options excluded
 from the computation of
 diluted net income (loss)
 per share because they would
 have an antidilutive effect
 on net income (loss) per
 share                               --               564,775           444,650
                                ============    ==============    ==============

17. Sale of Clinical Business

    On December 21, 1998, the Company entered into a definitive agreement, subject to shareholder approval, to sell its Clinical Business to The West Company, Incorporated for $15.0 million, less applicable transaction costs, and adjustments for working capital and the collection of net accounts receivable. Unaudited pro forma data for the year ended December 31, 1998 as though the Company had completed this sale at the beginning of 1998 are set forth below. The pro forma operating results are not necessarily indicative of what would have occurred had the transaction taken place on January 1, 1998.


                                                    Year ended
                                                 December 31, 1998
                                                 -----------------
Pro forma revenue                                $      131,752
Pro forma net loss                                   (3,946,468)
Pro forma basic loss per share                            (0.61)
Pro forma diluted loss per share                          (0.61)

             COLLABORATIVE CLINICAL RESEARCH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
              For the Years Ended December 31, 1996, 1997 and 1998
  ============================================================================

18.  Quarterly Data (Unaudited)

     Selected quarterly data is as follows (in thousands):

                                                    Year Ended December 31, 1997
                                            --------------------------------------------------------
                                         First           Second           Third          Fourth
                                        Quarter          Quarter         Quarter         Quarter
                                        -------          -------         -------         -------

Revenue                                $  4,578        $  4,459         $  3,647         $ 4,643
Gross profit                              1,407           1,240              838           1,205
Loss from operations                       (797)         (1,079)          (1,957)         (5,496)
Net loss                                   (418)           (487)          (1,462)         (5,016)
Net loss per share:  basic                (0.07)          (0.08)           (0.23)          (0.78)
Net loss per share:  diluted              (0.07)          (0.08)           (0.23)          (0.78)


                                                    Year Ended December 31, 1998
                                         ---------------------------------------------------------
                                         First           Second           Third          Fourth
                                        Quarter          Quarter         Quarter         Quarter
                                        -------          -------         -------         -------
Revenue                                $  2,364        $  2,654         $  3,690         $ 4,518
Gross profit                                339             300              688           1,388
Loss from operations                     (4,028)         (2,638)          (8,113)           (684)
Net loss                                 (3,618)         (2,216)          (7,707)           (535)
Net loss per share:  basic                (0.56)          (0.35)           (1.20)          (0.08)
Net loss per share:  diluted              (0.56)          (0.35)           (1.20)          (0.08)


     During the fourth quarter of 1997, the Company recorded a special items charge of $2,994,597 for costs associated with exiting certain Company activities.

     The Company recorded special items charges of $1,998,187 during of 1998. The Company recorded a charge of $1,439,762 in the first quarter of 1998 to recognize costs associated with employee severance and other special items. In June 1998, a special items charge of $271,425 was recorded related to the Company's exiting of United Kingdom and other activities. In September 1998, a special items charge of $287,000 was recorded for costs associated with the closure of two of the Company's clinical sites. During the third quarter of 1998, the Company recorded a $6,056,019 asset impairment charge related to goodwill write-downs associated with GFI and the two closed Company owned research sites.

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

2.2        Asset Purchase Agreement, dated October 16, 1996, between Collaborative
           Holdings, Inc. and Walker Information, Inc.                                                 (B)

2.3        Asset Purchase Agreement, dated December 21, 1998 among Collaborative
           Clinical Research, Inc., GFI Pharmaceutical Services, Inc., Collaborative
           Holdings, Inc., DataTRAK, Inc. and The West Company, Incorporated                           (H)

3.1        Fifth Amended and Restated Articles of Incorporation                                        (C)

3.2        Form of Certificate of Amendment to the Fifth Amended and Restated
           Articles of Incorporation                                                                   (H)

3.3        Third Amended and Restated Code of Regulations                                              (C)

4.1        Specimen Certificate of the Company's Common Shares, without par value                      (A)

4.2        Credit Agreement between the Company and Key Bank, dated October 1, 1997                    (I)

4.3        Second Amendment to the Credit Agreement between the Company and Key
           Bank, dated February 5, 1999

4.4        Second Amended and Restated Registration Agreement, dated July 15,1994,
           as amended on June 1, 1995 and February 5, 1996                                             (A)

10.1       Amended and Restated 1994 Directors' Share Option Plan*                                     (D)

10.2       Amended and Restated 1996 Outside Directors' Stock Option Plan*                             (D)

10.3       Amendment No. 2 to the Amended and Restated 1996 Outside Directors' Stock
           Option Plan*                                                                                (H)

10.4       Amended and Restated 1992 Share Incentive Plan*                                             (D)

10.5       Amended and Restated 1996 Key Employees' and Consultants
           Stock Option Plan*                                                                          (D)

10.6       Form of Affiliation Agreement by and among the Company and physicians                       (A)

10.7       Form of Affiliation Agreement by and among the Company and research institutions            (A)

10.8       Form of Indemnification Agreement*                                                          (A)

10.9       Limited Liability Company Agreement, dated as of June 1, 1995, by and among the
           Company and PMSI                                                                            (A)

                                 Exhibit Index


Exhibit No.                   Description                                                             Page
----------                    -----------                                                             ----

10.10          Employment Agreement between the Company and Richard J. Kasmer, dated
               June 14, 1994*                                                                          (A)

10.11          Participation Agreement between the Company and Richard J. Kasmer, dated
               December 22, 1998*

10.12          Employment Agreement between the Company and Jeffrey A. Green, dated
               July 1, 1994*                                                                           (A)

10.13          Employment Agreement between the Company and William H. Stigelman, Jr.,
               dated July 15, 1994*                                                                    (A)

10.14          Participation Agreement between the Company and William H. Stigelman, Jr., dated December 22, 1998*

10.15          Employment Agreement between the Company and Terry C. Black,
               dated July 20, 1994*                                                                    (A)

10.16 Separation Agreement between the Company and Terry C. Black, dated December 22, 1998*

10.17          Employment Agreement between the Company and Gregory A. Folz,
               dated December 17, 1998*                                                                (E)

10.18          Employment Agreement between the Company and Patrick G. Chassaigne,
               dated July 6, 1997*                                                                     (F)

10.19          Employment Agreement between the Company and Herbert L. Hugill,
               dated December 8, 1997*                                                                 (I)

10.20          Collaborative Clinical Research, Inc. Retirement Savings Plan*                          (G)

10.21          Lease Agreement between St. Mary's Medical Center of Evansville, Inc. and GFI
               Pharmaceutical Services, Inc., dated January 5, 1996                                    (A)

10.22          Supplemental Lease Agreement between St. Mary's Medical Center of Evansville, Inc.
               and GFI Pharmaceutical Services, Inc., dated June 28, 1996                              (C)

10.23          License Agreement, dated October 16, 1996, between Collaborative Holdings, Inc. and
               Walker Information, Inc.                                                                (B)

21.1           Subsidiaries of the Company

23.1           Consent of Ernst & Young LLP

27.1           Financial Data Schedule

------------------------------------------------------------------------------------------------------

 *        Management compensatory plan or arrangement.

(A)       Incorporated herein by reference to the appropriate exhibit to the Company's Registration
          Statement on Form S-1 (Registration statement No. 333-2140).

                                 Exhibit Index

Exhibit No.              Description                                                                               Page
-----------              -----------                                                                               ----
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

(H)            Incorporated herein by reference to the appropriate exhibit to the Company's Schedule 14A dated March 17, 1999 (Commission File No. 000-20699)

(I)            Incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K for the year ended December 31, 1997 (Commission file No. 000-20699).