Form 10-Q
period 1999-03-31
DATATRAK INTERNATIONAL INC
filed 1999-05-14
CIK 886530

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1999
                                                 --------------

                        Commission file number 000-20699
                                               ---------


                          DataTRAK INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Ohio                                         34-1685364
----------------------------------------            ----------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

         20600 Chagrin Boulevard
             Cleveland, Ohio                                   44122
------------------------------------------          ----------------------------
  (Address of principal executive offices)                   (Zip Code)


                                 (216) 921-6505
--------------------------------------------------------------------------------
               (Registrants telephone number, including area code)



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

The number of Common Shares, without par value, outstanding as of April 30, 1999 was 6,465,872.

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                 DataTRAK INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATION BALANCE SHEETS

                                                                              (Note A)           (Unaudited)
                                                                            December 31,           March 31,
                                                                                1998                 1999
                                                                           --------------      ---------------
                                  ASSETS

Current assets:
        Cash and cash equivalents                                           $  4,072,586         $  3,201,649
        Short-term investments                                                22,620,667           20,583,713
        Accounts receivable, less allowances                                   2,731,567            4,230,879
        Prepaid expenses and other current assets                                366,352              212,176
                                                                            ------------         ------------
            Total current assets                                              29,791,172           28,228,417

Property and equipment, at cost
        net of accumulated depreciation and amortization                       2,393,266            2,249,339
Goodwill, less accumulated amortization                                        1,335,193            1,315,919
Other assets                                                                      20,168               20,168
                                                                            ------------         ------------
            Total assets                                                    $ 33,539,799         $ 31,813,843
                                                                            ============         ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                    $  1,012,454         $  1,055,730
        Accrued expenses                                                       3,664,577            3,216,717
        Deferred revenue                                                         625,068              386,454
                                                                            ------------         ------------
            Total current liabilities                                          5,302,099            4,658,901

Shareholders' equity:
        Foreign currency translation                                             (44,041)             (18,995)
        Serial preferred shares, without par value, 1,000,000 shares
           authorized, none issued                                                 -----                -----
        Common shares, without par value, authorized 15,000,000
           shares; issued and outstanding 6,422,872 shares as of
           December 31, 1998 and 6,430,872 as of March 31,1999                49,704,742           49,705,942
        Retained earnings (accumulated deficit)                              (21,423,001)         (22,532,005)
                                                                            ------------         ------------
            Total shareholders' equity                                        28,237,700           27,154,942

                                                                            ------------         ------------
            Total liabilities and shareholders' equity                      $ 33,539,799         $ 31,813,843
                                                                            ============         ============


Note A: The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


            See notes to condensed consolidated financial statements.

                  DataTRAK INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATION STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                          Three Months Ended
                                                              March 31,
                                                    -------------------------------
                                                        1998                1999
                                                    -----------         -----------

Revenue                                             $ 2,364,283         $ 4,179,648

Direct costs                                          2,025,077           2,649,177
                                                    -----------         -----------

Gross profit                                            339,206           1,530,471

Selling, general and administrative expenses          2,657,311           2,517,527
Special items                                         1,439,762               -----
Depreciation and amortization                           270,590             249,314
                                                    -----------         -----------

Loss from operations                                 (4,028,457)         (1,236,370)

Other income (expense):
   Interest income                                      465,132             322,753
   Other expense                                          -----            (155,387)
                                                    -----------         -----------

Loss before income taxes                             (3,563,325)         (1,069,004)

Income tax expense                                       55,000              40,000
                                                    -----------         -----------

Net loss                                            $(3,618,325)        $(1,109,004)
                                                    ===========         ===========

Basic and diluted net loss per share                $     (0.56)        $     (0.17)
                                                    ===========         ===========

Weighted average common shares outstanding            6,418,794           6,428,028
                                                    ===========         ===========



            See notes to condensed consolidated financial statements.

                  DataTRAK INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATION STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                        Three Months Ended March 31,
                                                                    -------------------------------------
                                                                         1998                 1999
                                                                    ----------------     ----------------

OPERATING ACTIVITIES
     Net income (loss)                                                 $ (3,618,325)        $ (1,109,004)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
          Depreciation and amortization                                     270,590              249,314
          Other                                                            (368,119)            (111,766)
          Changes in operating assets and liabilities:
               Accounts receivable                                        2,835,364           (1,518,801)
               Accounts payable and accrued expenses                        673,829             (557,090)
               Other                                                        173,776              (81,442)
                                                                    ----------------     ----------------
     Net cash provided by (used in) operating activities                    (32,885)          (3,128,789)

INVESTING ACTIVITIES
     Purchases of property and equipment                                   (884,949)            (150,793)
     Maturities of short term investments                                15,970,008           18,289,128
     Purchases of short term investments                                (15,885,321)         (15,967,021)
     Investment in HRI                                                        6,800                -----
                                                                    ----------------     ----------------
     Net cash provided by (used in) investing activities                   (793,462)           2,171,314

FINANCING ACTIVITIES
     Repayment of note receivable-officer                                   165,000                -----
     Net proceeds from issuance of common shares                              1,950                1,200
                                                                    ----------------     ----------------
     Net cash provided by (used in) financing activities                    166,950                1,200

Effect of exchange rate on cash                                                 858               85,338
                                                                    ----------------     ----------------

Increase (decrease) in cash and cash equivalents                           (658,539)            (870,937)
Cash and cash equivalents at beginning of period                          6,381,512            4,072,586
                                                                    ----------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 5,722,973          $ 3,201,649
                                                                    ================     ================



            See notes to condensed consolidated financial statements.

                  DataTRAK INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DataTRAK International Inc. (formerly collaborative Clinical Research,
Inc.) and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended
March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998 (File No. 000-20699).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that might affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share.

                                                       THREE MONTHS ENDED MARCH 31,
                                                     -------------------------------
                                                        1998                 1999
                                                        ----                 ----
Net loss used in the calculation of basic and
    diluted earnings per share                       $(3,618,325)        $(1,109,004)
                                                     ===========         ===========

Denominator for basic net loss per share -
    weighted average Common Shares
    outstanding                                        6,418,794           6,428,028
Effect of dilutive Common Share options and
    warrants                                                 ---                 ---
                                                     -----------         -----------
Denominator for diluted net loss per share             6,418,794           6,428,028
                                                     ===========         ===========
Basic net loss per share                             $     (0.56)        $     (0.17)
                                                     ===========         ===========
Diluted net loss per share                           $     (0.56)        $     (0.17)
                                                     ===========         ===========
Common Share options excluded from the
    computation of diluted net loss per share
    because they would have an antidilutive
    effect on net loss per  share                        530,850             432,450
                                                     ===========         ===========

                  DataTRAK INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)



3.  SPECIAL ITEMS

The Company recorded a special items charge of $1,439,762 in the first quarter of 1998. Included in this charge was $1,194,762 to recognize costs associated with employee severance related to the March 24, 1998 termination of 29 employees pursuant to a reorganization plan announced in March 1998. An additional $245,000 was recorded related to other exit costs. As of March 31, 1999, $790,709 related to employee termination benefits and $188,012 related to other items had been paid out related to the first quarter of 1998 special items.

4.  SEGMENT DISCLOSURES AND RELATED INFORMATION

The Company operates in two principal business segments: the Clinical Business and DataTRAK. The Clinical Business provides Phase I through IV clinical research services and over the counter product services. DataTRAK provides technology and other services to assist in the timely completion of clinical trials.

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

         Information on the Company's business segments is as follows:

                                                    CLINICAL                          OTHER
   THREE MONTHS YEAR ENDED MARCH 31,                BUSINESS          DATATRAK      CORPORATE           TOTAL
   ---------------------------------                --------          --------      ---------           -----
Revenue:
    1998                                         $  2,353,224      $     11,059    $       ---      $  2,364,283
    1999                                            4,146,039            33,609            ---         4,179,648

Income (loss) from operations:
    1998                                           (2,013,200)         (624,789)    (1,390,468)       (4,028,457)
    1999                                              304,871        (1,009,233)      (532,008)       (1,236,370)

Assets at December 31, 1998                         5,175,149         1,170,105     27,194,545        33,539,799
Assets at March 31, 1999                            6,477,141         1,270,345     24,066,357        31,813,843

                  DataTRAK INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)



5.  SALE OF CLINICAL BUSINESS

On December 21, 1998, the Company entered into a definitive agreement, subject to shareholder approval, to sell its Clinical Business to The West Company, Incorporated ("West") for $15.0 million, less applicable transaction costs, and adjustments for working capital and the collection of net accounts receivable. The sale of the Clinical Business was approved by the Company's shareholders on April 14, 1999, and the Clinical Business was sold to West on April 20, 1999. Unaudited pro forma data as though the Company had completed this sale at the beginning of 1998 are set forth below. The pro forma operating results are not necessarily indicative of what would have occurred had the transaction taken place on January 1, 1998.

                                                     YEAR ENDED              THREE MONTHS ENDED
                                                  DECEMBER 31, 1998             MARCH 31, 1999
                                                  -----------------             --------------
Pro forma revenue                                  $     131,752                 $     33,609
Pro forma net loss                                    (3,946,468)                  (1,268,779)
Pro forma basic loss per share                             (0.61)                       (0.20)
Pro forma diluted loss per share                           (0.61)                       (0.20)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information set forth and discussed below for the three months ended March 3l, 1999 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

GENERAL

DataTRAK International, Inc. (the "Company") operates two separate businesses within the clinical research industry. Through its Clinical Business, the Company operates a multi-specialty site management organization that provides clinical research services to companies in the clinical pharmaceutical, biotechnology, contract research organization and medical device research industries. Through DataTRAK, the Company provides EDC and other services to assist Sponsors in accelerating the completion of clinical trials.

On December 21, 1998, the Company entered into a definitive agreement, subject to shareholder approval, to sell its Clinical Business to The West Company, Incorporated ("West") for $15.0 million, less applicable transaction costs, and adjustments for working capital and the collection of net accounts receivable. The sale of the Clinical Business was approved by the Company's shareholders on April 14, 1999, and the Clinical Business was sold to West on April 20, 1999.

The sale of the Clinical Business has transfered substantially all of the Company's backlog to West, and the Company will no longer generate revenue from the operation of the Clinical Business. Consequently, the DataTRAK business is the sole source of the Company's revenue, and approximately 95% of the Company's assets, or approximately $39.0 million, are held in cash, cash equivalents and short-term investments. The Company is currently developing the DataTRAK business, has recognized minimal revenue to date, and has experienced significant losses and negative cash flow from operations since the start of this business in 1997. The Company anticipates that DataTRAK's operating results will fluctuate significantly from period to period. There can be no assurance of DataTRAK's long-term future prospects.

The discussion that follows highlights the business conditions and certain financial information specific to each of the Company's two business segments.

Clinical Business. The Clinical Business provides services to three segments of the pharmaceutical and biotechnology industries. Through WCE, it provides clinical research services relating to the reclassification of prescription drugs into drugs available for over the counter ("OTC") purchase and other OTC services. In addition, the Clinical Business provides Phase I research services from its 80-bed clinic at GFI. Finally, through its Affiliated Site Network which is comprised of six therapeutically focused sub-networks drawn from over 450 affiliated research sites ("Affiliated Sites"), it provides Phase II, III, and IV research services.
The Company has no ownership interest in any of its Affiliated Sites.

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

The net loss of the Clinical Business was $2.1 million, including a special items charge of $810,000, for the three months ended March 31, 1998. For the three months ended March 31, 1999 the Clinical Business had net income of $160,000.

The Company's backlog at March 31, 1999, substantially all of which related to the Clinical Business, was $16.0 million, as compared to backlog of $15.8 million at December 31, 1998. The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results. There can be no assurance that the Clinical Business will be able to realize revenue included in backlog. Delayed contracts remain in the Company's backlog pending determination of whether to continue, modify or cancel the contract. Concurrent with the April 20, 1999 sale of the Clinical Business, the Company assigned the Clinical Business's backlog at that date, estimated to be approximately $15.8 million, to West.

DataTRAK Business. DataTRAK, uses the software known as DataTRAK EDC(TM) to provide EDC and technology services to Sponsors in order to assist in the more timely completion of clinical trials. The Company is currently developing this business, has recognized minimal revenue to date, and has experienced significant losses and negative cash flow from operations since beginning operations in 1997. During the three months ended March 31, 1998, DataTRAK had revenue of $11,000 and a net loss of $620,000, including a special items charge of $35,000. For the three months ended March 31, 1999, DataTRAK had revenue of $34,000 and a net loss of $1.0 million. There can be no assurance that the Company will be successful in achieving commercial acceptance of the DataTRAK(R) process.

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

Since its purchase of the DataTRAK EDC(TM) software, in January 1998, DataTRAK has recorded revenue related to two fixed unit price clinical trial contracts and revenue related to Sponsor training on the DataTRAK EDC(TM) software. At March 31, 1999, DataTRAK's backlog, related to three contracts was $90,000, all of which the Company expects to convert to revenue during 1999. In the future DataTRAK may also record revenue related to the sales of software. Due to DataTRAK's early stage of development and its low level of backlog, there can be no assurance as to its future levels of revenue.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, certain items from the Company's Consolidated Statements of Operations, expressed in thousands by line of business.

                                                   THREE MONTHS ENDED MARCH 31, 1999
                                                                         OTHER
                                        CLINICAL        DATATRAK        CORPORATE
                                        BUSINESS        BUSINESS          ITEMS           TOTAL
                                       ----------      ----------       ---------       ---------
Revenue                                  $ 4,146         $    34         $  ----         $ 4,180
Direct costs                               2,498             152            ----           2,650
                                         -------         -------         -------         -------
Gross profit (loss)                        1,648            (118)           ----           1,530
Selling, general and
    administrative expenses                1,233             776             508           2,517
Depreciation and amortization                110             115              24             249
                                         -------         -------         -------         -------
Income (loss) from operations                305          (1,009)           (532)         (1,236)
Other income (expense)                      (105)           ----             272             167
                                         -------         -------         -------         -------
Income (loss) before income taxes            200          (1,009)           (260)         (1,069)
Income tax expense                            40            ----            ----              40
                                         -------         -------         -------         -------
Net income (loss)                        $   160         $(1,009)        $  (260)        $(1,109)
                                         =======         =======         =======         =======

                                                 THREE MONTHS ENDED MARCH 31, 1998
                                                                         OTHER
                                        CLINICAL        DATATRAK        CORPORATE
                                        BUSINESS        BUSINESS          ITEMS           TOTAL
                                       ----------      ----------       ---------       ---------

Revenue                                  $ 2,353         $    11         $  ----         $ 2,364
Direct costs                               1,929              96            ----           2,025
                                         -------         -------         -------         -------
Gross profit (loss)                          424             (85)           ----             339
Selling, general and
    administrative expenses                1,437             448             772           2,657
Special items                                813              35             592           1,440
Depreciation and amortization                187              57              26             270
                                         -------         -------         -------         -------
Loss from operations                      (2,013)           (625)         (1,390)         (4,028)
Other income (expense)                      ----            ----             465             465
                                         -------         -------         -------         -------
Loss before income taxes                  (2,013)           (625)           (925)         (3,563)
Income tax expense (benefit)                  55            ----            ----              55
                                         -------         -------         -------         -------
Net loss                                 $(2,068)        $  (625)        $  (925)        $(3,618)
                                         =======         =======         =======         =======

RESULTS OF OPERATIONS

         Three months ended March 31, 1999 compared with three months ended March 31, 1998

Clinical Business. Revenue for the three months ended March 31, 1999 increased 70.8% to $4.1 million as compared to $2.4 million for the three months ended March 31, 1998. The increase was primarily the result of the growth in revenue at the Clinical Business's GFI facility. During both three month periods ended March 31, 1998 and 1999, the Clinical Business performed services on approximately 100 contracts. The size, duration and difficulty of each contact varies, therefore the amount of backlog converted into revenue and revenue earned in any period is independent of the number of contracts on which services are performed. During 1998, $19.0 million of new contracts was added to backlog, however, due to the duration of many of these contacts, much of this new backlog was not converted into revenue in 1998, and there can be no assurance as to the Clinical Business's level of revenue for the remainder of 1999 and beyond.

Direct costs include compensation and related fringe benefits for non-administrative employees (including those at Company-owned research facilities) and other expenses directly related to contracts, which can be subcontracted to the Affiliated Sites and other vendors. These costs increased by $600,000, or 31.6%, from $1.9 million to $2.5 million for the three months ended March 31, 1998 and 1999, respectively. As a percentage of revenue, direct costs decreased from 79.2% during the three months ended March 31, 1998 to 61.0% during the three months ended March 31, 1999. The Clinical Business incurs a high level of fixed direct costs at its owned research sites, due to the number of clinical and support personnel required in order to offer clinical services at these sites. The decrease in direct costs as a percentage of revenue was the result of GFI's increased level of revenue and its ability to leverage its fixed personnel costs.

Selling, general and administrative ("SG&A") expenses include all administrative personnel costs, business development costs, and costs associated with the growth and quality maintenance of the Affiliated Site Network, and all other expenses not directly chargeable to a specific contract. Approximately 12% of the Clinical Business's SG&A expenses were for costs associated with the growth and quality maintenance of the Affiliated Site Network during the three months ended March 31, 1999. These Affiliated Site Network costs, which include among other things expenses related to personnel, travel, advertising, database management and regulatory compliance, are expensed as incurred. SG&A costs for the three months ended March 31, 1999 decreased $200,000 to $1.2 million as compared to $1.4 million during the three months ended March 31, 1998. Of this decrease, $160,000 was the result of the Company's exiting of its European operations. The remainder of the decrease was the result of the Company's reorganization in the first quarter of 1998. As a percentage of revenue, selling, general and administrative expenses decreased from 58.3% to 29.3% for the three months ended March 31, 1998 and 1999, respectively. The decrease in SG&A expenses as a percentage of revenue was partly the result of the Clinical Business's increased level of revenue being able to absorb its fixed operating costs.

During the three months ended March 31, 1998, the Clinical Business incurred special items charges of $810,000 as part of the Company's reorganization plan. These charges included severance costs for 19 employees who were terminated in March of 1998, costs associated with the relocation of certain Clinical Business employees and costs related to a lawsuit settlement with two former Clinical Business executive officers.

Depreciation and amortization expense decreased from $190,000 for the three months ended March 31, 1998 to $110,000 during the three months ended March 31, 1999. This decrease was caused by a the decrease in goodwill amortization resulting from the September 1998 goodwill write-down.

Other expenses for the three months ended March 31, 1999 of $110,000 were recorded as a result of costs incurred relating to the sale of the Clinical Business.

Income tax expense for the Clinical Business was $55,000 for the three months ended March 31, 1998 and $40,000 for the three months ended March 31, 1999. These taxes were the result of state taxes incurred during both three month periods.

DataTRAK Business. Revenue for the three months ended March 31, 1999 increased to $30,000 as compared to $10,000 for the three months ended March 31, 1998. The increase was the result of $10,000 associated with Sponsor training on the DataTRAK EDC(TM) software, and an increase of $10,000 in revenue associated of EDC services preformed on two European clinical trials. Direct costs of revenue, mainly personnel costs at DataTRAK's German subsidiary ("DataTRAK GmbH"), were $100,000 and $150,000 during the three months ended March 31, 1998 and 1999, respectively

SG&A expenses increased from $450,000 to $780,000 for the three months ended March 31, 1998 and 1999, respectively. This increase was due to a one time expense of $350,000 associated for services provided by an outside consultant to assess the market potential of the DataTRAK EDC(TM) software. This expense was offset by a deduction of SG&A expenses resulting from the Company's reorganization in the first quarter of 1998.

During the three months ended March 31, 1998, DataTRAK incurred special items charges of $30,000 resulting from the Company's first quarter 1998 reorganization and included severance costs for one employee who was terminated.

Depreciation and amortization expense increased from $60,000 during the three months ended March 31, 1998 to $120,000 during the three months ended March 31, 1999. The increase was the result of the purchase of the DataTRAK EDC(TM) software, and other assets, as well as capitalized software development costs.

Other Corporate Items. The Company recorded SG&A expenses of $770,000 and $510,000 during the three months ended March 31, 1998 and 1999, respectively that were not allocated to either of the Company's operating divisions. The decrease was due to reduced personnel and other costs resulting from the Company's reorganization in the first quarter of 1998.

Corporate special items charges relating to the Company's first quarter 1998 reorganization totaled $590,000. These charges included severance costs for nine employees who were terminated in March of 1998.

Other income decreased $190,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The decrease was the result of a $140,000 decrease in interest income caused by the Company's use of cash to fund its operating losses and other working capital needs, and $50,000 of expense related to the disposal of obsolete equipment.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company's principal sources of cash have been cash flow from operations and proceeds from the sale of equity securities. The Company's investing activities primarily reflect capital expenditures, acquisitions and net purchases of short-term investments.

The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received upon completion of negotiated performance milestones throughout the life of the contract. All amounts received are recorded as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. The Company typically receives a low volume of large-dollar receipts. Accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable (net of allowance for doubtful accounts) was $4.2 million at March 31, 1999 and $2.7 million at December 31, 1998. Deferred revenue was $390,000 at March 31, 1999 and $630,000 at December 31, 1998.

Cash and cash equivalents decreased $870,000 during the three months ended March 31, 1999. This was the result of $2.2 million provided by investing and financing activities, offset by $3.1 million used in operating activities. Investing activities included net proceeds of $2.3 million from purchases and maturities of short-term investments offset by $150,000 used to purchase property and equipment.

Cash used for operating activities, of $3.1 million, resulted primarily from the Company's net loss and other cash uses. Cash used in operating activities includes the Company's net loss, exclusive of non-cash operating items, of $970,000, a $1.5 million increase in accounts receivable and $210,000 related to 1998 special items charges. Changes in other current assets and liabilities resulted in a net $420,000 use of cash.

At March 31, 1999, the Company had working capital of $23.6 million, and its cash, cash equivalents and short-term investments totaled $23.8 million. The Clinical Business had working capital of $1.8 million at

March 31, 1999. The Company's working capital decreased by $900,000 from December 31, 1998. The decrease was primarily the result of a $2.9 million decrease in cash, cash equivalents and short-term investments. The decrease in cash, cash equivalents and short-term investments was offset by the $1.5 million increase in receivables and a $500,000 decrease in accounts payable in accrued expenses.

The Company has a line of credit agreement with a bank, which provides for borrowings up to $2.0 million and bears interest at rates not to exceed prime (no amounts were outstanding as of March 31, 1999). The line of credit agreement requires that the Company maintain investments of $2.0 million with the bank. This line of credit is considered to be committed and is subject to renewal at January 31, 2000.

In connection with the sale of the Clinical Business, the Company received $16.8 million on April 20, 1999. These proceeds are subject to certain transaction costs, and adjustments based on the Clinical Business's working capital at April 20, 1999 and the collection of net accounts receivable during the 180 days following April 20, 1999. The Company's Board of Directors has determined that it will distribute a significant portion of the Company's cash to its shareholders. The amount that will be set aside for this purpose is currently being determined, and will depend upon the Board's assessment of the amount of cash that is appropriate to devote to the continued development of DataTRAK. The Company has not yet determined whether this distribution will be effected through a share repurchase or a dividend. The Company expects to resolve these issues in the near future. The Board is also considering a possible sale or merger of the Company. However, the Company is not currently engaged in any discussions or negotiations concerning a sale or merger of the Company.

As a result of the sale of the Clinical Business, the Company may be required to voluntarily delist its Common Shares from quotation and trading on The Nasdaq National Market ("Nasdaq"), which may impair the liquidity of the trading market for the Common Shares. However, if the Common Shares are delisted, the Company may list its Common Shares for trading over-the-counter or may apply for listing of the Common Shares on the Nasdaq SmallCap Market, subject to Nasdaq's approval. The Company's liquidity and capital resources would not be materially effected if it were required to voluntarily delist its Common Shares from quotation and trading on Nasdaq. However, a delisting of the Common Shares could have a long-term impact on the Company's ability to raise future capital through a sale of its Common Shares.

In January 1998, DataTRAK purchased the EDC software now known as DataTRAK EDC(TM) from EDS for $610,000. The Company is responsible for funding the future development and testing of this software. The Company will also continue to invest in the development of the DataTRAK(R) process. DataTRAK's primary source of cash has been cash generated by the Clinical Business and the maturities of corporate short-term investments. DataTRAK has had a negative cash flow of approximately $10.0 million since it began operations in 1997. The Company anticipates that it's cash needs for operations for the remainder of 1999 will be approximately $3.5 million, including $800,000 related to the payment of special items charges recorded in 1998. In addition, the Company anticipates software development expenditures of $1.5 to $2.0 million over the next two years for continued commercialization and product development of DataTRAK EDC(TM). The Company expects such activities will be funded from existing cash and cash equivalents, maturities of short-term investments, cash flow from operations, borrowings under its line of credit, as needed, and the proceeds from the sale of its Clinical Business.

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

The Company understands that as the new millennium approaches it is vital to all of its Sponsors, Affiliated Sites and suppliers that the Company's internal information technology ("IT") and non-IT systems are Year 2000 compliant. In addition, just as important a priority is the compliance of external IT and non-IT systems and services provided by others to the Company. To meet the above compliance requirements, the Company has utilized the following methodology since mid-1997. It has: (1) developed a three-year plan (1997-1999) with Year 2000 IT issues as a priority, (2) established a corporate Year 2000 program, (3) performed a physical inventory of all IT and non-IT systems and software, (4) delegated internal Year 2000 evaluation and testing responsibilities within the Company, (5) assessed its compliance with the above plans on an on-going basis,
(6) identified and categorized any "mission critical" items, (7) repaired or replaced all non-compliant IT and non-IT systems and services, (8) internally tested all systems and services for compliance, (9) compiled appropriate documentation of all testing and vendor compliance statements, (10) queried its utilities, Sponsors, Affiliated Sites and suppliers as to their readiness and status, (11) developed a business contingency plan in the event of Year 2000 malfunctions and (12) issued a public Year 2000 disclosure statement on the Company's web site.

The Company has also established internal policies that have actively informed its employees of the Year 2000 problem and that assist in procurement of only new equipment that is Year 2000 compliant.

At this point in the Company's Year 2000 effort, substantially all of the Company's internal IT and non-IT hardware and software systems have been tested and either replaced or repaired. The Company expects that all other non-compliant IT and non-IT systems will either be Year 2000 ready or replaced by June 30, 1999. There can be no assurance that additional coding errors or other defects will not be discovered in the future though management believes the possibility of such discoveries is quite low due to the recent vintage and uniformity of IT and non-IT systems throughout the Company.

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

Management of the Company believes an effective program for resolving Year 2000 issues in a timely manner is in place. Since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Company's operations could be interrupted. In addition, disruptions in the economy in general resulting from Year 2000 issues could also adversely impact the Company. The most significant Year 2000 issue and worst case scenario of concern to the Company has been identified as being a long-term electrical power disruption. The Company's contingency plans for large-scale Year 2000 disruptions focuses on two critical high-level operational issues: (1) The preservation and availability of critical company data as of December 31, 1999 and (2) the use of manual transaction processing until all disruptions are eliminated.

To date, the total cost of the Year 2000 systems review has been immaterial to the Company's financial position and results of operations. Management does not anticipate incurring any additional costs that would be material to the Company's financial position and results of operations. As of March 1999, the Company has not utilized any outside consultants or technical staff to meet its Year 2000 goals and has no current plans to do so.

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q, other SEC filings or written materials or orally by the Company or its representatives may constitute forward looking statements that are based on management's current beliefs, estimates and assumptions concerning the operations, future results and prospects of the Company and the clinical pharmaceutical research industry in general. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements related to future revenue, profits, expenses, income and earnings per share or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). In addition, words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words, and similar expressions are intended to identify forward-looking statements. Forward looking statements are subject to the safe harbors created in the Exchange Act. Factors that may cause actual results to differ materially from those in the forward looking statements include the ability of the Company to absorb corporate overhead and other fixed costs in order to successfully market the DataTRAK EDC(TM) software; the development and fluctuations in the market for electronic data capture technology; the degree of the Company's success in obtaining new contracts; the timing of payments from sponsors and the timing of sponsor decisions to conduct new clinical trials or cancel or delay ongoing trials; dependence on key personnel; governmental regulation; the early stage of the Company's DatatTRAK business and operations; and general economic conditions. In addition, the Company's success depends on the outcome of various strategic initiatives it has undertaken, all of which are based on assumptions made by the Company concerning trends in the clinical research market and the health care industry.

PART II.   OTHER INFORMATION

Item 1.           Legal Proceedings

                  None.

Item 2.           Changes in Securities and Use of Proceeds

                  None.

Item 3.           Defaults Upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  At a special meeting of shareholders held on April 14, 1999, the Company's shareholders voted to approve the sale of the Clinical Business, to change the Company's name from Collaborative Clinical Research, Inc. to DataTRAK International, Inc. and to amend the Company's Amended and Restated 1996 Outside Directors' Stock Option Plan.

                  The following is a summary of the voting:

                                        Sale of Clinical          Change of            Amendment of
                         Votes              Business           Company's name        stock option plan
                         -----              --------           --------------        -----------------

                    For                     4,835,549             4,833,899              4,209,628
                    Against                    12,675                14,675                549,753
                    Withheld                    1,607                 1,257                753,326



Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  See the Exhibit Index at page E - 1 of this Form 10 - Q.

                  (b)  Reports on Form 8-K

                  No reports were filed on form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DataTRAK International, Inc.
                            ----------------------------------------------------
                                                    Registrant


Date:    5/14/99              /s/ Jeffrey A. Green
       ----------------     ----------------------------------------------------
                            Jeffrey A. Green,
                            President and Chief Executive Officer and a Director
                            (Principal Executive Officer)


Date:    5/14/99              /s/ Terry C. Black
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

2.1      Asset Purchase Agreement, dated December 21, 1998 among Collaborative
         Clinical Research, Inc., GFI Pharmaceutical Services, Inc., Collaborative
         Holdings, Inc., DataTRAK, Inc. and The West Company, Incorporated                       (D)

3.1      Fifth Amended and Restated Articles of Incorporation                                    (B)

3.2      Form of Certificate of Amendment to the Fifth Amended and Restated
         Articles of Incorporation                                                               (D)

3.3      Third Amended and Restated Code of Regulations                                          (B)

4.1      Specimen Certificate of the Company's Common Shares, without par value                  (A)

4.2      Credit Agreement between the Company and Key Bank, dated October 1, 1997                (C)

4.3      Second Amendment to the Credit Agreement between the Company and Key
         Bank, dated February 5, 1999                                                            (E)

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

(D) Incorporated herein by reference to the appropriate exhibit to the Company's Schedule 14A, dated March 17, 1999 (Commission File No. 000-20699)

(E) Incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K for the year ended December 31, 1998 (Commission file No. 000-20699).