Form 10-Q
period 1999-06-30
DATATRAK INTERNATIONAL INC
filed 1999-08-13
CIK 886530

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999

                        Commission file number 000-20699


                          DataTRAK INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Ohio                                          34-1685364
---------------------------------------             ----------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

        20600 Chagrin Boulevard
            Cleveland, Ohio                                    44122
---------------------------------------             ----------------------------
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

The number of Common Shares, without par value, outstanding as of July 31, 1999 was 6,590,322.

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  DataTRAK INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                (Note A)              (Unaudited)
                                                                              December 31,             June 30,
                                                                                  1998                   1999
                                                                            -----------------      ------------------
                                  ASSETS

Current assets:
        Cash and cash equivalents                                                $ 4,072,586             $ 4,743,930
        Short-term investments                                                    22,620,667              34,243,138
        Accounts receivable, less allowances                                       2,731,567                 514,147
        Prepaid expenses and other current assets                                    366,352                 393,163
                                                                            -----------------      ------------------
            Total current assets                                                  29,791,172              39,894,378

Property and equipment, at cost
        net of accumulated depreciation and amortization                           2,393,266               1,441,834
Goodwill, less accumulated amortization                                            1,335,193                   -----
Other assets                                                                          20,168                   -----
                                                                            -----------------      ------------------
            Total assets                                                        $ 33,539,799            $ 41,336,212
                                                                            =================      ==================

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                         $ 1,012,454             $ 1,367,687
        Accrued expenses                                                           3,664,577               1,031,614
        Deferred revenue                                                             625,068                  27,142
                                                                            -----------------      ------------------
            Total current liabilities                                              5,302,099               2,426,443

Shareholders' equity:
        Foreign currency translation                                                 (44,041)                (32,385)
        Serial preferred shares, without par value, 1,000,000 shares
           authorized, none issued                                                     -----                   -----
        Common shares, without par value, authorized 15,000,000
           shares; issued and outstanding 6,422,872 shares as of
           December 31, 1998 and 6,465,872 as of June 30,1999                     49,704,742              49,735,892
        Retained earnings (accumulated deficit)                                  (21,423,001)            (10,793,738)
                                                                            -----------------      ------------------
            Total shareholders' equity                                            28,237,700              38,909,769

                                                                            -----------------      ------------------
            Total liabilities and shareholders' equity                          $ 33,539,799            $ 41,336,212
                                                                            =================      ==================


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

                  DataTRAK INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                             Three Months Ended                         Six Months Ended
                                                                  June 30,                                  June 30,
                                                     ---------------------------------         ---------------------------------
                                                         1998                 1999                  1998                 1999
                                                     ------------         ------------         ------------         ------------

Revenue                                              $  2,653,548         $    923,961         $  5,017,831         $  5,103,609

Direct costs                                            2,353,844              680,748            4,378,921            3,329,925
                                                     ------------         ------------         ------------         ------------

Gross profit                                              299,704              243,213              638,910            1,773,684

Selling, general and administrative expenses            2,380,226              995,849            5,037,537            3,513,376
Special items                                             271,425                -----            1,711,187                -----
Depreciation and amortization                             286,216              180,812              556,806              430,126
                                                     ------------         ------------         ------------         ------------

Loss from operations                                   (2,638,163)            (933,448)          (6,666,620)          (2,169,818)

Other income (expense):
   Interest income                                        442,752              427,273              909,778              750,026
   Other income (expense)                                   4,500              (15,481)               2,606              (65,772)
   Gain on sale of clinical business                        -----           12,259,923                -----           12,154,827
                                                     ------------         ------------         ------------         ------------

Income (loss) before income taxes                      (2,190,911)          11,738,267           (5,754,236)          10,669,263

Income tax expense (benefit)                               25,000                -----               80,000               40,000
                                                     ------------         ------------         ------------         ------------

Net income (loss)                                    $ (2,215,911)        $ 11,738,267         $ (5,834,236)        $ 10,629,263
                                                     ============         ============         ============         ============

Net income (loss) per share:

          Basic:

          Net income (loss) per share                $      (0.35)        $       1.82         $      (0.91)        $       1.65
                                                     ============         ============         ============         ============
          Weighted average shares outstanding           6,422,685            6,455,872            6,420,750            6,442,027
                                                     ============         ============         ============         ============

          Diluted:

          Net income (loss) per share                $      (0.35)        $       1.79         $      (0.91)        $       1.62
                                                     ============         ============         ============         ============
          Weighted average shares outstanding           6,422,685            6,549,770            6,420,750            6,543,532
                                                     ============         ============         ============         ============



            See notes to condensed consolidated financial statements.

                  DataTRAK INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                      Six Months Ended June 30,
                                                                -----------------------------------
                                                                     1998                 1999
                                                                --------------        -------------

OPERATING ACTIVITIES
     Net income (loss)                                          $  (5,834,236)        $  10,629,263
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
          Depreciation and amortization                               556,806               430,126
          Special items                                             1,711,187                 -----
          Gain on sale of clinical business                                             (12,154,827)
          Other                                                      (727,257)             (549,090)
          Changes in operating assets and liabilities:
               Accounts receivable                                  2,451,287              (676,819)
               Accounts payable and accrued expenses               (3,061,149)           (1,056,800)
               Other                                                  287,031              (338,979)
                                                                -------------         -------------
     Net cash provided by (used in) operating activities           (4,616,331)           (3,717,126)

INVESTING ACTIVITIES
     Purchases of property and equipment                           (1,436,867)             (394,377)
     Sale of business (net of cash sold)                                -----            15,601,184
     Maturities of short-term investments                          34,962,312           109,496,248
     Purchases of short-term investments                          (31,992,014)         (120,459,263)
     Investment in HRI                                                  6,800                     0
                                                                -------------         -------------
     Net cash provided by investing activities                      1,540,231             4,243,792

FINANCING ACTIVITIES
     Repayment of note receivable-officer                             165,000                 -----
     Net proceeds from issuance of common shares                        2,100                 9,450
                                                                -------------         -------------
     Net cash provided by financing activities                        167,100                 9,450
                                                                -------------         -------------

Effect of exchange rate on cash                                           (35)              135,228
                                                                -------------         -------------

Increase (decrease) in cash and cash equivalents                   (2,909,035)              671,344
Cash and cash equivalents at beginning of period                    6,381,512             4,072,586
                                                                -------------         -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   3,472,477         $   4,743,930
                                                                =============         =============



            See notes to condensed consolidated financial statements.

                  DataTRAK INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DataTRAK International, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998 (File No. 000-20699).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that might affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  CASH AND CASH EQUIVALENTS

Included in cash and cash equivalents and accounts payable at June 30, 1999 is $1.0 million held in escrow as a result of the sale of the Company's Clinical Business, all of which will be returned in August 1999.

3.  NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

                                                      THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                    ----------------------------------------------------------------------
                                                       1998                1999               1998                1999
                                                       ----                ----               ----                ----
Net income (loss) used in the calculation of
    basic and diluted loss per share                $(2,215,911)        $11,738,267        $(5,834,236)        $10,629,263
                                                    ===========         ===========        ===========         ===========
Denominator for basic net income (loss) per
    share - weighted average Common Shares
    outstanding                                       6,422,685           6,455,872          6,420,750           6,442,027
Effect of dilutive Common Share options and
    warrants                                                ---              93,898                ---             101,505
                                                    -----------         -----------        -----------         -----------
Denominator for diluted net income (loss)             6,422,685           6,549,770          6,420,750           6,543,532
    per share                                       ===========         ===========        ===========         ===========
Basic net income (loss) per share                   $     (0.35)        $      1.82        $     (0.91)        $      1.65
                                                    ===========         ===========        ===========         ===========
Diluted net income (loss) per share                 $     (0.35)        $      1.79        $     (0.91)        $      1.62
                                                    ===========         ===========        ===========         ===========
Common Share options excluded from the
    computation of diluted net income (loss)
    per share because they would have an
    antidilutive effect on net income (loss)
    per share                                           454,250             186,934            454,250             186,934
                                                    ===========         ===========        ===========         ===========

                  DataTRAK INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


4.  SPECIAL ITEMS

The Company recorded a special items charge of $1,439,762 in the first quarter of 1998. Included in this charge was $1,194,762 to recognize costs associated with employee severance related to the March 24, 1998 termination of 29 employees pursuant to a reorganization plan announced in March 1998. An additional $245,000 was recorded related to other exit costs. As of June 30, 1999, $970,199 related to employee termination benefits and $236,317 related to other items had been paid out related to the first quarter of 1998 special items.

In June 1998, an additional special items charge of $271,425 was recorded related to the closing of the Company's United Kingdom operations (including the termination of two employees) and the termination of a joint venture in the United Kingdom, and additional costs incurred in connection with the termination of the IBM and DataTRAK alliance. As of June 30, 1999, $169,825 had been paid out related to the June 1998 special items charge.

5.  SEGMENT DISCLOSURES AND RELATED INFORMATION

Prior to April 20, 1999, the Company operated in two principal business segments: DataTRAK and the Clinical Business, which was sold on April 20, 1999. DataTRAK provides electronic data capture ("EDC") technology and other services to assist various clinical trial sponsors in the timely completion of clinical trials. The Clinical Business, a multi-specialty site management organization, provided Phase I through IV clinical research services and over the counter product services.

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

                  DataTRAK INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

         Information on the Company's business segments is as follows:

                                                                      CLINICAL             OTHER
          THREE MONTHS ENDED JUNE 30,               DataTRAK          BUSINESS           CORPORATE           TOTAL
          ---------------------------               --------          --------           ---------           -----
Revenue:
    1998                                            $     67,341    $   2,586,207        $      ---       $  2,653,548
    1999                                                 159,223          764,738               ---            923,961

Loss from operations:
    1998                                                (726,020)      (1,252,606)         (659,537)        (2,638,163)
    1999                                                (533,390)         (10,378)         (389,680)          (933,448)

           SIX MONTHS ENDED JUNE 30,
           -------------------------
Revenue:
    1998                                                  78,400        4,939,431              ---           5,017,831
    1999                                                 192,832        4,910,777              ---           5,103,609

Income (loss) from operations:
    1998                                              (1,350,809)      (3,265,806)       (2,050,005)        (6,666,620)
    1999                                              (1,542,623)         294,493          (921,688)        (2,169,818)

Assets at December 31, 1998                            1,170,105        5,175,149        27,194,545         33,539,799
Assets at June 30, 1999                                1,415,121             ---         39,921,091         41,336,212

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information set forth and discussed below for the three and six month periods ended June 30, 1999 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

GENERAL

Prior to April 20, 1999, the Company operated two separate businesses within the clinical research industry. Through DataTRAK, the Company provides EDC and other services, which assist companies in the clinical pharmaceutical, biotechnology, contract research organization and medical device research industries, to accelerate the completion of clinical trials. Through its Clinical Business, which the company no longer owns, the Company operated a multi-specialty site management organization that provided clinical research services to various clinical trial sponsors.

On December 21, 1998, the Company entered into a definitive agreement, subject to shareholder approval, to sell its Clinical Business to The West Company, Incorporated ("West") for $15.0 million, to be adjusted for the Clinical Business's working capital and the collection of net accounts receivable. The sale of the Clinical Business was approved by the Company's shareholders on April 14, 1999. The Clinical Business was sold to West on April 20, 1999 for $15.6 million subject to the collection of net accounts receivable acquired by West.

As a result of the sale of the Clinical Business the Company will no longer generate revenue from or fund the operations of the Clinical Business. Consequently, the DataTRAK business is the sole source of the Company's revenue and along with corporate overhead is the sole draw on the Company's working capital. Approximately 94% of the Company's assets, or approximately $39.0 million, are held in cash, restricted cash, cash equivalents and short-term investments. The DataTRAK business has recognized minimal revenue to date and has experienced significant losses and negative cash flow from operations since its inception. The Company is continuing to develop and commercialize the DataTRAK business and anticipates that DataTRAK's operating results will fluctuate significantly from period to period. There can be no assurance of DataTRAK's long-term future prospects.

On July 12, 1999, the Company announced that it was commencing a tender offer to repurchase up to 3.3 million of its Common Shares at a purchase price of $6.00 per share. The tender offer expired at 5:00 p.m. Eastern Daylight Savings Time on August 9, 1999.

The discussion that follows highlights the business conditions and certain financial information specific to each of the Company's two business segments.

DataTRAK Business. DataTRAK uses a technology platform that consists of Windows(TM) compatible software and intranet hardware known as DataTRAK EDC(TM) to provide EDC and other services to various clinical trial sponsors. During the six months ended June 30, 1999, DataTRAK had revenue of $190,000 and a net loss of $1.5 million. For the six months ended June 30, 1998, DataTRAK had revenue of $80,000 and a net loss of $1.4 million. There can be no assurance that the Company will be successful in achieving commercial acceptance of the DataTRAK(R) process.

DataTRAK contracts provide a fixed price for each component or service to be delivered. Additional DataTRAK services are billed to the customer on a fee for service basis for services completed. Generally, these contracts range in duration from twelve to eighteen months. The ultimate contract value depends on the length of the customer's use of the DataTRAK EDC(TM) software and the services provided by DataTRAK. As services are performed over the life of the contract, revenue and direct costs of revenue are recognized under the percentage of completion method utilizing units of delivery. Costs associated with contract revenues are recognized as incurred. These contracts can be terminated by the Sponsor with or without cause. DataTRAK is entitled to payment for all work performed through the date of notice of termination and for recovery of some or all costs incurred to terminate a contract. The termination of a contract will not result in a material adjustment to revenue or costs previously recognized.

DataTRAK is also a seller and licenser of software. Generally, revenue is recognized upon delivery of sold software. Licensing revenue is recognized ratably over the life of the license. To date DataTRAK has not recognized any revenue from software sales.

Since its purchase of the DataTRAK EDC(TM) software, DataTRAK has recorded revenue related to a small number of fixed unit price clinical trial contracts and revenue related to customer training on the DataTRAK EDC(TM) software. At June 30, 1999, DataTRAK's backlog was $600,000, of which $570,000 was related to one contract. Of this backlog, the Company expects to convert approximately $300,000 to revenue during 1999. At December 31, 1998, the DataTRAK business's backlog was $30,000. In the future DataTRAK may also earn revenue related to the sales of software. Due to DataTRAK's early stage of development and its low level of backlog, there can be no assurance as to its future levels of revenue.

On June 26, 1999, the Company signed a non-exclusive, three-year software license and master services agreement (the "Quintiles Agreement") with Quintiles, Inc. ("Quintiles"). Quintiles is the product development service group of Quintiles Transnational Corp., the market leader in providing a full range of integrated product development and commercialization solutions to the pharmaceutical, biotechnology and medical device industries. Prior to signing the Quintiles Agreement, the Company and Quintiles had agreed to use the DataTRAK EDC(TM) software in one clinical trial. The software-licensing portion of the Quintiles Agreement grants Quintiles unlimited use of the Company's five DataTRAK modules. Under the services portion of the Quintiles Agreement, the Company will train, educate and provide help desk assistance to Quintiles employees, investigative site personnel, and sponsor representatives. In addition, pursuant to the Quintiles Agreement, the Company and Quintiles have set up a steering committee with representatives from each company to address various issues under the Quintiles Agreement, including software development, data warehousing and joint marketing efforts.

Although the Quintiles Agreement provides volume-pricing discounts based on the volume of data entered using the DataTRAK EDC(TM) software, it does not obligate Quintiles to use the software. There can be no assurance that revenues from the Quintiles Agreement will be sufficient either to fund continued DataTRAK EDC(TM) commercialization and product development or to compete successfully in the EDC software applications market.


Clinical Business. The Clinical Business provided services to three segments of the pharmaceutical and biotechnology industries. Through WCE, it provided clinical research services relating to the reclassification of prescription drugs into drugs available for over the counter ("OTC") purchase and other OTC services. In addition, the Clinical Business provided Phase I research services from its 80-bed clinic at GFI. Finally, through its Affiliated Site Network which was comprised of six therapeutically focused sub-networks drawn from over 450 affiliated research sites ("Affiliated Sites"), it provided Phase II, III, and IV research services. The Company had no ownership interest in any of its Affiliated Sites.

The net income of the Clinical Business was $12.4 million, including a $12.2 million gain related to that business's sale, for the six months ended June 30, 1999. For the six months ended June 30, 1998 the Clinical Business had a net loss of $3.3 million.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, certain items from the Company's Consolidated Statements of Operations, expressed in thousands by line of business.

                                                      THREE MONTHS ENDED JUNE 30, 1999
                                                                            OTHER
                                         DataTRAK         CLINICAL        CORPORATE
                                         BUSINESS         BUSINESS          ITEMS             TOTAL
                                         --------         --------         --------         --------
Revenue                                  $    159         $    765         $   ----         $    924
Direct costs                                  182              499             ----              681
                                         --------         --------         --------         --------
Gross profit (loss)                           (23)             266             ----              243
Selling, general and
    administrative expenses                   371              256              369              996
Depreciation and amortization                 140               20               21              181
                                         --------         --------         --------         --------
Loss from operations                         (534)             (10)            (390)            (934)
Other income (expense)                       ----           12,260              412           12,672
                                         --------         --------         --------         --------
Income (loss) before income taxes            (534)          12,250               22           11,738
Income tax expense                           ----             ----             ----             ----
                                         --------         --------         --------         --------
Net income (loss)                        $   (534)        $ 12,250         $     22         $ 11,738
                                         ========         ========         ========         ========

                                                       THREE MONTHS ENDED JUNE 30, 1998
                                                                            OTHER
                                         DataTRAK         CLINICAL        CORPORATE
                                         BUSINESS         BUSINESS           ITEMS           TOTAL
                                         --------         --------         --------         --------
Revenue                                  $     67         $  2,586          $  ----         $  2,653
Direct costs                                  117            2,237             ----            2,354
                                         --------         --------         --------         --------
Gross profit (loss)                           (50)             349             ----              299
Selling, general and
    administrative expenses                   484            1,265              631            2,380
Special items                                 126              145             ----              271
Depreciation and amortization                  66              192               28              286
                                         --------         --------         --------         --------
Loss from operations                         (726)          (1,253)            (659)          (2,638)
Other income (expense)                       ----             ----              447              447
                                         --------         --------         --------         --------
Loss before income taxes                     (726)          (1,253)            (212)          (2,191)
Income tax expense (benefit)                 ----               25             ----               25
                                         --------         --------         --------         --------
Net loss                                 $   (726)        $ (1,278)        $   (212)        $ (2,216)
                                         ========         ========         ========         ========

                                                        SIX MONTHS ENDED JUNE 30, 1999
                                                                            OTHER
                                         DataTRAK         CLINICAL        CORPORATE
                                         BUSINESS         BUSINESS          ITEMS            TOTAL
                                         --------         --------         --------         --------
Revenue                                  $    193         $  4,911         $   ----         $  5,104
Direct costs                                  333            2,997             ----            3,330
                                         --------         --------         --------         --------
Gross profit (loss)                          (140)           1,914             ----            1,774
Selling, general and
    administrative expenses                 1,147            1,490              877            3,514
Depreciation and amortization                 255              130               45              430
                                         --------         --------         --------         --------
Income (loss) from operations              (1,542)             294             (922)          (2,170)
Other income (expense)                       ----           12,155              684           12,839
                                         --------         --------         --------         --------
Income (loss) before income taxes          (1,542)          12,449             (238)          10,669
Income tax expense                           ----               40             ----               40
                                         --------         --------         --------         --------
Net income (loss)                        $ (1,542)        $ 12,409         $   (238)        $ 10,629
                                         ========         ========         ========         ========

                                                         SIX MONTHS ENDED JUNE 30, 1998
                                                                            OTHER
                                         DataTRAK         CLINICAL        CORPORATE
                                         BUSINESS         BUSINESS          ITEMS            TOTAL
                                         --------         --------         --------         --------

Revenue                                  $     78         $  4,940         $   ----         $  5,018
Direct costs                                  213            4,166             ----            4,379
                                         --------         --------         --------         --------
Gross profit (loss)                          (135)             774             ----              639
Selling, general and
    administrative expenses                   933            2,701            1,403            5,037
Special items                                 161              958              592            1,711
Depreciation and amortization                 122              380               55              557
                                         --------         --------         --------         --------
Loss from operations                       (1,351)          (3,265)          (2,050)          (6,666)
Other income (expense)                       ----             ----              912              912
                                         --------         --------         --------         --------
Loss before income taxes                   (1,351)          (3,265)          (1,138)          (5,754)
Income tax expense (benefit)                 ----               80             ----               80
                                         --------         --------         --------         --------
Net loss                                 $ (1,351)        $ (3,345)        $ (1,138)        $ (5,834)
                                         ========         ========         ========         ========

         Three months ended June 30, 1999 compared with three months ended June 30, 1998

DataTRAK Business. Revenue for the three months ended June 30, 1999 increased to $160,000 as compared to $70,000 for the three months ended June 30, 1998. The increase was the result of $110,000 associated with a contract with Quintiles, which was entered into prior to the signing of the Quintiles Agreement. Direct costs of revenue, mainly personnel costs at DataTRAK's German subsidiary ("DataTRAK GmbH"), were $180,000 and $120,000 during the three months ended June 30, 1999 and 1998, respectively.

Selling general and administrative expenses ("SG&A") include all administrative personnel costs, business development costs, and all other expenses not directly chargeable to a specific contract. These expenses decreased from $490,000 to $370,000 for the three months ended June 30, 1998 and 1999, respectively. Of the decrease, $50,000 was due to reduced personnel costs associated with the departure of two employees. Additionally, $50,000 of expense was incurred during the second quarter of 1998 associated with the recruitment of personnel.

During the three months ended June 30, 1998, DataTRAK incurred special items charges of $130,000 resulting from costs associated with the termination of DataTRAK's technology alliance with IBM.

Depreciation and amortization expense increased from $70,000 during the three months ended June 30, 1998 to $140,000 during the three months ended June 30, 1999. The increase was the result of capital expenditures associated with the building of DataTRAK's information technology infrastructure.

Clinical Business. Revenue for the three months ended June 30, 1999 decreased 70.4% to $770,000 as compared to $2.6 million for the three months ended June 30, 1998. The decrease was primarily the result of the sale of the Clinical Business on April 20, 1999. The Company no longer generates revenue from the Clinical Business.

Direct costs of the Clinical Business, which included compensation and related fringe benefits for non-administrative employees (including those at Company-owned research facilities) and other expenses directly related to contracts, which were subcontracted to Affiliated Sites and other vendors, were $500,000 and $2.2 million for the three months ended June 30, 1999 and 1998, respectively. The Clinical Business incurred a high level of fixed direct costs at its owned research sites, due to the number of clinical and support personnel required in order to offer clinical services at these sites.

SG&A costs for the three months ended June 30, 1999 decreased $1.0 million to $260,000 as compared to $1.3 million during the three months ended June 30, 1998, as a result of the sale of the Clinical Business. During the three months ended June 30, 1998, the Clinical Business incurred special items charges of $150,000, related to the closing of the Company's United Kingdom operations, and the exiting of a joint venture in the United Kingdom. Depreciation and amortization expense decreased from $190,000 for the three months ended June 30, 1998 to $20,000 during the three months ended June 30, 1999.

During the three months ended June 30, 1999, a $12.3 million gain was recorded related to the sale of the Clinical Business. Income tax expense for the Clinical Business was $30,000 for the three months ended June 30, 1998, as a result of state taxes incurred during the period.

Other Corporate Items. The Company recorded SG&A expenses of $630,000 and $370,000 during the three months ended June 30, 1998 and 1999, respectively that were not allocated to either of the Company's operating divisions. The decrease was due to reduced corporate overhead resulting from the sale of the Clinical Business. Other income decreased $40,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The decrease was primarily the result of a loss on the disposal of obsolete equipment.

   Six months ended June 30, 1999 compared with six months ended June 30,
1998

DataTRAK Business. Revenue for the six months ended June 30, 1999 increased to $190,000 as compared to $80,000 for the six months ended June 30, 1998. The increase was the result of $110,000 associated with a contract with Quintiles, which was entered into prior to the signing of the Quintiles Agreement. Direct costs of revenue, mainly personnel and software development costs at DataTRAK GmbH, were $330,000 and $210,000 during the six months ended June 30, 1999 and 1998, respectively.

SG&A expenses increased from $930,000 to $1.1 million for the six months ended June 30, 1998 and 1999, respectively. This increase was due to a one time expense of $350,000 associated with services provided by an outside consultant to assess the market potential of the DataTRAK EDC(TM) software. This expense was offset by a deduction of SG&A expenses resulting from reduced personnel expenses.

During the six months ended June 30, 1998, DataTRAK incurred special items charges of $160,000. Of this amount, $30,000 resulted from the Company's first quarter 1998 reorganization and included severance costs for one employee who was terminated. The remaining $130,000 resulted from costs associated with the termination of DataTRAK's technology alliance with IBM.

Depreciation and amortization expense increased from $120,000 during the six months ended June 30, 1998 to $260,000 during the six months ended June 30, 1999. The increase was the result of the purchase of the DataTRAK EDC(TM) software, and capital expenditures associated with the building of DataTRAK's information technology infrastructure.

Clinical Business. Revenue was $4.9 million for each of the six months ended June 30, 1999 and 1998, respectively. Revenue for the two periods was comparable despite the April 20, 1999 sale of the Clinical Business, due to increased revenue at the Clinical Business's GFI research facility. The Company no longer generates revenue from the Clinical Business.

Direct costs decreased by $1.2 million, or 28.6%, from $4.2 million to $3.0 million for the six months ended June 30, 1998 and 1999, respectively. The decrease was primarily the result of less than one month of fixed costs being incurred during the second quarter of 1999. The decrease in direct costs as a percentage of revenue was the result of GFI's increased level of revenue and its ability to leverage its fixed personnel costs.

SG&A costs for the six months ended June 30, 1999 were $1.5 million as compared to $2.7 million during the six months ended June 30, 1998. This decrease resulted primarily from the Company's sale of the Clinical Business.

During the six months ended June 30, 1998, the Clinical Business incurred special items charges of $960,000 as part of the Company's reorganization plan. Included in this amount was $810,000 of charges associated with the Company's March 1998 reorganization, including severance costs for 19 employees who were terminated, costs associated with the relocation of certain Clinical Business employees and costs related to a lawsuit settlement with two former Clinical Business executive officers. The remaining $150,000 resulted from the closing of the Company's United Kingdom operations, and the exiting of a joint venture in the United Kingdom.

Depreciation and amortization expense decreased from $380,000 for the six months ended June 30, 1998 to $130,000 during the six months ended June 30, 1999. Part of this decrease was caused by a decrease in goodwill amortization resulting from the September 1998 goodwill write-down. The remainder of the decrease was the result of the sale of the Clinical Business.

During the six months ended June 30, 1999, a $12.2 million gain was recorded related to the sale of the Clinical Business.

Income tax expense for the Clinical Business was $80,000 for the six months ended June 30, 1998 and $40,000 for the six months ended June 30, 1999. These taxes were the result of state taxes incurred during both six month periods.

Other Corporate Items. The Company recorded SG&A expenses of $1.4 million and $880,000 during the three months ended June 30, 1998 and 1999, respectively that were not allocated to either of the Company's operating divisions. The decrease was due to reduced personnel and other costs resulting from the Company's reorganization in the first quarter of 1998 and the sale of the Company's Clinical Business in April of 1999.

Corporate special items charges relating to the Company's first quarter 1998 reorganization totaled $590,000. These charges included severance costs for nine employees who were terminated in March of 1998.

Other income decreased $230,000 for the six months ended June 30, 1999 compared to the three months ended June 30, 1998. The decrease was the result of a $160,000 decrease in interest income caused by the Company's use of cash to fund its operating losses and other working capital needs, and $70,000 of expense related to the disposal of obsolete equipment.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company's principal sources of cash have been cash flow from operations, proceeds from the sale of equity securities and the sale of its Clinical Business. The Company's investing activities primarily reflect capital expenditures, acquisitions and net purchases of short-term investments.

The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received upon completion of negotiated performance milestones throughout the life of the contract. All amounts received are recorded as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. The Company typically receives a low volume of large-dollar receipts. Accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable (net of allowance for doubtful accounts) was $500,000 at June 30, 1999 and $2.7 million at December 31, 1998. Deferred revenue was $30,000 at June 30, 1999 and $630,000 at December 31, 1998. As a result of the sale of the Clinical Business, $2.9 million of net accounts receivable and $310,000 of deferred revenue was sold to West on April 20, 1999.

Cash and cash equivalents increased $670,000 during the six months ended June 30, 1999. This was the result of $4.4 million provided by investing and financing activities, offset by $3.7 million used in operating activities. Investing activities included net proceeds of $15.6 million related to the sale of the Clinical Business offset by $11.0 million used for purchases and maturities of short-term investments and $390,000 used to purchase property and equipment.

Cash used for operating activities, of $3.7 million, resulted primarily from the Company's net operating loss and other cash uses. Cash used in operating activities includes the Company's net income, exclusive of non-cash operating items, of $1.6 million, a $680,000 increase in accounts receivable and $500,000 related to 1998 special items charges. Changes in other current assets and liabilities resulted in a net $920,000 use of cash.

At June 30, 1999, the Company had working capital of $37.5 million, and its cash, cash equivalents and short-term investments totaled $39.0 million. The Clinical Business had working capital of $600,000 at April 20, 1999. The Company's working capital increased by $13.0 million from December 31, 1998. The increase was primarily the result of the sale of the Clinical Business.

The Company has a line of credit agreement with a bank, which provides for borrowings up to $2.0 million and bears interest at rates not to exceed prime (no amounts were outstanding as of June 30, 1999). The line of credit agreement requires that the Company maintain investments of $2.0 million with the bank. This line of credit is considered to be committed and is subject to renewal at January 31, 2000.

In connection with the sale of the Clinical Business, the Company received $16.8 million on April 20, 1999. These proceeds are subject to certain transaction costs, and adjustments based on the Clinical Business's working capital at April 20, 1999 and the collection of net accounts receivable during the 180 days following April 20, 1999. As a result of the Clinical Business's working capital at April 20, 1999, the Company will return $1.2 million to West in August 1999.

Subsequent to the sale of the Clinical Business, the Board of Directors had determined that it would distribute a significant portion of the Company's cash to its shareholders. On July 12, 1999, the Company announced that it was commencing a tender offer to repurchase up to 3.3 million of its Common Shares at a purchase price of $6.00 per share. Upon completion of the tender offer, the Company will retain approximately $18.0 million of cash, cash equivalents and short-term investments to be used in the continued development of the DataTRAK business.

The Company's tender offer of Common Shares will reduce the number of Common Shares that might otherwise be traded publicly and may reduce the number of shareholders. Nonetheless, the Company anticipates that there will be a sufficient number of Common Shares outstanding and publicly traded following consummation of the tender offer to ensure a continued trading market for the Common Shares. Based upon published guidelines of The Nasdaq National Market ("Nasdaq"), the Company does not believe its purchase of Common Shares pursuant to the tender offer will cause the Company's remaining Common Shares to be delisted from Nasdaq. However, depending on the number of Common Shares purchased in the tender offer and the trading price of the Common Shares after the tender offer expires, the Company may not satisfy one of the continued listing standards of Nasdaq, which would require the Company to prepare a reasonable plan to meet then-existing listing standards within 90 days in order to maintain its listing on Nasdaq. Such a delisting of the Common Shares, together with the substantial decrease in the percentage of Common Shares held by shareholders, could result in a substantial decrease in the liquidity of the Common Shares, even if the Company continues to be a reporting company under the Securities Exchange Act of 1934 and continues to file the periodic reports (including annual and quarterly reports) required to be filed thereunder. If the Common Shares are delisted from Nasdaq, the Common Shares may only be able to trade in the over-the-counter market. Although prices in respect of trades may be published by the National Association of Securities Dealers, Inc. on its electronic bulletin board and "pink sheets," quotes for such shares would not be as readily available; accordingly, the Common Shares could trade much less frequently than the Common Shares traded prior to any such delisting, which could have a material adverse effect on the market value of the Common Shares.

In January 1998, DataTRAK purchased the EDC software now known as DataTRAK EDC(TM) from EDS for $610,000. The Company is responsible for funding the future development and testing of this software. The Company will also continue to invest in the development of the DataTRAK(R) process. DataTRAK's primary source of cash has been cash generated by the Clinical Business and the maturities of corporate short-term investments. DataTRAK has had a negative cash flow of approximately $10.1 million since it began operations in 1997. The Company anticipates that its cash needs for operations for the remainder of 1999 will be approximately $3.0 million, including $440,000 related to the payment of special items charges recorded in 1998. In addition, the Company anticipates software development expenditures of $2.0 to $2.5 million over the next two years for continued commercialization and product development of DataTRAK EDC(TM). The Company expects such activities will be funded from existing cash and cash equivalents, maturities of short-term investments, cash flow from operations and borrowings under its line of credit, as needed.

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

At this point in the Company's Year 2000 effort, substantially all of the Company's internal IT and non-IT hardware and software systems have been tested and either replaced or repaired. The Company expects that all material non-compliant IT and non-IT systems will either be Year 2000 ready or replaced by September 30, 1999. There can be no assurance that additional coding errors or other defects will not be discovered in the future though management believes the possibility of such discoveries is quite low due to the recent vintage and uniformity of IT and non-IT systems throughout the Company.

The Company is in the process of determining how it may be impacted by any third parties' failure to remedy their own Year 2000 issues. The Company has initiated formal communications with significant Sponsors, suppliers and other third parties to determine the extent, if any, to which the Company's interface systems could be impacted by those third-parties' failure to remedy their own Year 2000 issues. The Company will continue these communications. Management currently does not anticipate any material adverse impact on its operations as a result of Year 2000 issues of third parties. However, at this stage of the review no assurance can be given that the failure by one or more third parties to become Year 2000 compliant will not have a material adverse impact on the Company's financial position or results of operations.

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

To date, the total cost of the Year 2000 systems review has been immaterial to the Company's financial position and results of operations. Management does not anticipate incurring any additional costs that would be material to the Company's financial position and results of operations. As of June 1999, the Company has not utilized any outside consultants or technical staff to meet its Year 2000 goals and has no current plans to do so.

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q, other SEC filings or written materials or orally by the Company or its representatives may constitute forward looking statements that are based on management's current beliefs, estimates and assumptions concerning the operations, future results and prospects of the Company and the clinical pharmaceutical research industry in general. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements related to future revenue, profits, expenses, income and earnings per share or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). In addition, words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to the safe harbors created in the Exchange Act. Factors that may cause actual results to differ materially from those in the forward looking statements include the ability of the Company to absorb corporate overhead and other fixed costs in order to successfully market the DataTRAK EDC(TM) software; the development and fluctuations in the market for electronic data capture technology; the degree of the Company's success in obtaining new contracts; continued unreliability of the Internet infrastructure; the timing of payments from sponsors and the timing of sponsor decisions to conduct new clinical trials or cancel or delay ongoing trials; dependence on key personnel; governmental regulation; potential impact of healthcare reform; the Company's limited operating history and lack of profitable operations; the year 2000 issue; fluctuations in quarterly results; the early stage of the Company's DataTRAK business and operations; and general economic conditions such as the rate of employment, inflation, interest rates and the condition of capital markets. This list of factors is not exclusive. In addition, the Company's success depends on the outcome of various strategic initiatives it has undertaken, all of which are based on assumptions made by the Company concerning trends in the clinical research market and the health care industry.

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

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  See the Exhibit Index at page E - 1 of this Form 10 - Q.

                  (b)  Reports on Form 8-K

                  No reports were filed on form 8-K during the three months ended June 30, 1999 other than the following.

                  Current Report on Form 8-K, dated April 14, 1999, reporting under item 5 the approval by the Company's shareholders of the sale of the Company's Clinical Business.

                  Current Report on Form 8-K, dated April 20, 1999, reporting under item 2 the closing of the sale of the Company's Clinical Business and reporting under item 5 the changing of the Company's name from Collaborative Clinical Research, Inc. to DataTRAK International, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DataTRAK International, Inc.
                                      ------------------------------------------
                                                    Registrant


Date:     8/13/99                       /s/ Jeffrey A. Green
      ------------------------        ------------------------------------------
                                      Jeffrey A. Green,
                                      President and Chief Executive Officer and
                                      a Director
                                      (Principal Executive Officer)


Date:     8/13/99                       /s/ Terry C. Black
      ------------------------        ------------------------------------------
                                      Terry C. Black,
                                      Vice President of Finance, Chief Financial
                                      Officer, Treasurer and Assistant Secretary
                                      (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION                                                   PAGE
-----------                       -----------                                                   ----

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