Form 10-Q
period 1999-09-30
DATATRAK INTERNATIONAL INC
filed 1999-11-05
CIK 886530

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                For the Quarterly Period Ended September 30, 1999
                                               ------------------

                        Commission file number 000-20699
                                               ---------


                          DataTRAK INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Ohio                                        34-1685364
-------------------------------------------           --------------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification No.)

        20600 Chagrin Boulevard
            Cleveland, Ohio                                     44122
-------------------------------------------           --------------------------
(Address of principal executive offices)                      (Zip Code)


                                    (216) 921-6505
-------------------------------------------------------------------------------
               (Registrants telephone number, including area code)



-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X]  Yes     [ ]  No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

The number of Common Shares, without par value, outstanding as of October 31, 1999 was 3,290,322.

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                 DataTRAK INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      (Note A)            (Unaudited)
                                                                                     December 31,        September 30,
                                                                                        1998                  1999
                                                                                     ------------        ------------
                                  ASSETS
Current assets:
        Cash and cash equivalents                                                    $  4,072,586        $  2,648,650
        Short-term investments                                                         22,620,667          14,672,242
        Accounts receivable, less allowances                                            2,731,567             267,220
        Prepaid expenses and other current assets                                         366,352             356,419
                                                                                     ------------        ------------
             Total current assets                                                      29,791,172          17,944,531

Property and equipment, at cost
        net of accumulated depreciation and amortization                                2,393,266           1,392,112
Goodwill, less accumulated amortization                                                 1,335,193                --
Other assets                                                                               20,168              71,876
                                                                                     ------------        ------------
             Total assets                                                            $ 33,539,799        $ 19,408,519
                                                                                     ============        ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                             $  1,012,454        $    183,829
        Accrued expenses                                                                3,664,577             854,868
        Deferred revenue                                                                  625,068              24,537
                                                                                     ------------        ------------
             Total current liabilities                                                  5,302,099           1,063,234

Shareholders' equity:
        Foreign currency translation                                                      (44,041)            (13,115)
        Serial preferred shares, without par value, 1,000,000 shares
           authorized, none issued                                                           --                  --
        Common shares, without par value, authorized 15,000,000
           shares; issued 6,422,872 shares as of December 31, 1998 and 6,590,322 as of September 30, 1999; outstanding 6,422,872 shares as of December
           31, 1998 and 3,290,322 shares as of September 30, 1999                      49,704,742          50,236,553
        Retained earnings (accumulated deficit)                                       (21,423,001)        (11,733,297)
        Treasury shares, 3,300,000 shares at cost                                            --           (20,144,856)
                                                                                     ------------        ------------
             Total shareholders' equity                                                28,237,700          18,345,285

                                                                                     ------------        ------------
             Total liabilities and shareholders' equity                              $ 33,539,799        $ 19,408,519
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

                 DataTRAK INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                     Three Months Ended                   Nine Months Ended
                                                                        September 30,                         September 30,
                                                              -------------------------------       -------------------------------
                                                                  1998                1999              1998               1999
                                                              ------------       ------------       ------------       ------------

Revenue                                                       $  3,689,719       $    172,887       $  8,707,550       $  5,276,496

Direct costs                                                     3,002,101            202,052          7,381,022          3,531,977
                                                              ------------       ------------       ------------       ------------

Gross profit (loss)                                                687,618            (29,165)         1,326,528          1,744,519

Selling, general and administrative expenses                     2,118,220            983,477          7,155,757          4,496,853
Impairment charge                                                6,056,019               --            6,056,019               --
Special items                                                      287,000               --            1,998,187               --
Depreciation and amortization                                      339,007            180,957            895,813            611,083
                                                              ------------       ------------       ------------       ------------

Loss from operations                                            (8,112,628)        (1,193,599)       (14,779,248)        (3,363,417)

Other income (expense):
   Interest income                                                 416,059            331,901          1,325,837          1,081,927
   Other income (expense)                                          (10,574)            (1,861)            (7,968)           (67,633)
   Gain on sale of clinical business                                  --                 --                 --           12,154,827
                                                              ------------       ------------       ------------       ------------

Income (loss) before income taxes                               (7,707,143)          (863,559)       (13,461,379)         9,805,704

Income tax expense                                                    --               76,000             80,000            116,000
                                                              ------------       ------------       ------------       ------------

Net income (loss)                                             $ (7,707,143)      $   (939,559)      $(13,541,379)      $  9,689,704
                                                              ============       ============       ============       ============

Net income (loss) per share:

          Basic:

          Net income (loss) per share                         $      (1.20)      $      (0.20)      $      (2.11)      $       1.65
                                                              ============       ============       ============       ============
          Weighted average shares outstanding                    6,422,872          4,699,987          6,421,465          5,854,966
                                                              ============       ============       ============       ============

          Diluted:

          Net income (loss) per share                         $      (1.20)      $      (0.20)      $      (2.11)      $       1.63
                                                              ============       ============       ============       ============
          Weighted average shares outstanding                    6,422,872          4,699,987          6,421,465          5,948,356
                                                              ============       ============       ============       ============



       See notes to condensed consolidated financial statements.

                 DataTRAK INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                          Nine Months Ended September 30,
                                                                    ----------------------------------------
                                                                         1998                      1999
                                                                    --------------            --------------

OPERATING ACTIVITIES
     Net income (loss)                                               $ (13,541,379)           $   9,689,704
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
          Depreciation and amortization                                    895,813                  611,083
          Impairment charge                                              6,056,019                     --
          Special items                                                  1,998,187                     --
          Gain on sale of clinical business                                   --                (12,154,827)
          Other                                                         (1,059,182)                (804,242)
          Changes in operating assets and liabilities:
                Accounts receivable                                      2,249,598                 (435,367)
                Accounts payable and accrued expenses                   (2,311,960)              (2,356,411)
                Other                                                      469,467                 (313,857)
                                                                     -------------            -------------
     Net cash used in operating activities                              (5,243,437)              (5,763,917)

INVESTING ACTIVITIES
     Purchases of property and equipment                                (1,646,246)                (522,396)
     Sale of business (net of cash sold)                                      --                 15,601,184
     Maturities of short term investments                               53,777,886              223,334,142
     Purchases of short term investments                               (50,030,054)            (214,463,742)
     Investment in HRI                                                       7,802                     --
                                                                     -------------            -------------
     Net cash provided by investing activities                           2,109,388               23,949,188

FINANCING ACTIVITIES
     (Issuance) repayment of notes receivable                              165,000                  (62,400)
     Purchase of treasury shares                                              --                (20,144,856)
     Net proceeds from issuance of common shares                             2,100                  510,111
                                                                     -------------            -------------
     Net cash provided by (used in) financing activities                   167,100              (19,697,145)

Effect of exchange rate on cash                                            (83,339)                  87,938
                                                                     -------------            -------------

Decrease in cash and cash equivalents                                   (3,050,288)              (1,423,936)
Cash and cash equivalents at beginning of period                         6,381,512                4,072,586
                                                                     -------------            -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   3,331,224            $   2,648,650
                                                                     =============            =============



            See notes to condensed consolidated financial statements.

                  DataTRAK INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DataTRAK International, Inc. and subsidiaries ("DataTRAK" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998 (File No. 000-20699).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that might affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

                                                              THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                           ---------------------------------------------------------------------
                                                                1998                 1999              1998             1999
                                                           --------------      --------------      ------------      ----------
Net income (loss) used in the calculation of
    basic and diluted loss per share                       $   (7,707,143)     $     (939,559)     $(13,541,379)     $9,689,704
                                                           ==============      ==============      ============      ==========
Denominator for basic net income (loss) per
    share - weighted average Common Shares                      6,422,872           4,699,987         6,421,465       5,854,966
    outstanding
Effect of dilutive Common Share options and
    warrants                                                         --                  --                --            93,390
                                                           --------------      --------------      ------------      ----------
Denominator for diluted net income (loss)
    per share                                                   6,422,872           4,699,987         6,421,465       5,948,356
                                                           ==============      ==============      ============      ==========
Basic net income (loss) per share                          $        (1.20)     $        (0.20)     $      (2.11)     $     1.65
                                                           ==============      ==============      ============      ==========
Diluted net income (loss) per share                        $        (1.20)     $        (0.20)     $      (2.11)     $     1.63
                                                           ==============      ==============      ============      ==========

Common Share options excluded from the
    computation of diluted net income (loss)
    per share because they would have an
    antidilutive effect on net income (loss) per
    share                                                         451,250             297,600           451,250          94,659
                                                           ==============      ==============      ============      ==========


                  DataTRAK INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


3.  IMPAIRMENT CHARGES AND SPECIAL ITEMS

During the nine months ended September 30, 1998, the Company recorded total special items charges of $1,998,187. The Company recorded a charge of $1,439,762 in the first quarter of 1998 to recognize costs associated with employee severance and other special items including the March 24, 1998 termination of 29 employees pursuant to a reorganization plan announced in March 1998 and expected to be completed before the end of the second quarter of 1998. In June 1998, an additional special items charge of $271,425 was recorded related to the closing of the Company's United Kingdom operations (including the termination of two employees) and the termination of a joint venture in the United Kingdom, and additional costs incurred in connection with the termination of the IBM and DataTRAK alliance. In September 1998, a special items charge of $287,000 was recorded associated with the closure of two Company-owned Clinical Business sites, including severance related costs for two employees at these locations.

Also during September 1998, the Company recorded impairment charges of $6,056,019 related to the impairment of goodwill. Of this charge, $1,848,307 was related to goodwill written off during the third quarter of 1998 related to the two Clinical Business locations that were closed in September of 1998 due to poor operating performance and represented the remaining unamortized goodwill allocated to these locations at the time of their purchase in 1996. The remaining $4,207,712 was for goodwill associated with GFI.

GFI, a subsidiary, was acquired in January 1996 for $6.0 million with substantially all of the purchase price being allocated to goodwill. Subsequently, pursuant to SFAS 121, the Company evaluated the recoverability of the long-lived assets including intangibles of its GFI subsidiary. GFI's revenue continued to decline and its net losses continued to increase since its acquisition. In addition, the two principals responsible for the development of GFI, prior to its purchase by the Company, left the Company and a new management team was put in place. In the third quarter of 1998, after new management's efforts to effect a turnaround were exhausted, and concurrent with the Company's planning process, it was determined that the possibility of recovering the recorded value of the long-lived GFI assets through a sale of GFI, exclusive of a sale of the entire Clinical Business, was remote. In addition, it was determined that GFI's future undiscounted cash flows were below the carrying value of GFI's long-lived assets. Accordingly, during the third quarter of 1998, the Company adjusted the carrying value of GFI's long-lived assets to their estimated fair value of approximately $1.6 million, resulting in a non-cash charge of $4,207,712. The estimated fair value was based on the purchase price allocated to GFI pursuant to an initial offer from The West Company, Incorporated to purchase the Clinical Business.

                  DataTRAK INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

         Details of the impairment charges and special items, of which asset write-offs and goodwill impairment represent non-cash charges, are as follows:

                                                                                   SPECIAL ITEMS
                                                         -------------------------------------------------------------
                                         GOODWILL            ASSET         TERMINATION     OTHER EXIT
                                        IMPAIRMENT        WRITE-OFFS        BENEFITS          COSTS             TOTAL
                                        ----------       ----------       ----------       ----------       ----------
Reserve at January 1, 1998                                                      --         $2,100,000
1998 charges:
    March 1998 corporate
        reorganization                  $     --         $     --         $1,194,762          245,000       $1,439,762
June 1998:
    Termination of IBM and
        DataTRAK alliance                     --               --               --            126,425          126,425
    Exiting of United Kingdom
        activities                            --             27,023           18,000           99,977          145,000
                                        ----------       ----------       ----------       ----------       ----------
                                              --             27,023           18,000          226,402          271,425
September 1998:
    Closure of two clinical sites        1,848,307             --             15,000          272,000          287,000
    GFI goodwill impairment              4,207,712             --               --               --               --
                                        ----------       ----------       ----------       ----------       ----------
                                         6,056,019             --             15,000          272,000          287,000
                                        ----------       ----------       ----------       ----------       ----------
    Total 1998 charges                  $6,056,019       $   27,023        1,227,762          743,402       $1,998,187
                                        ==========       ==========                                         ==========
1998 payments and adjustments:
    Termination of IBM and
        DataTRAK alliance                                                       --          2,080,300       $2,080,300
    Closing of leased facility                                                  --             82,443           82,443
    March 1998 corporate
        reorganization                                                       648,934          176,155          825,089
    Exiting of United Kingdom
        activities                                                            18,000           50,202           68,202
    Closure of two clinical sites                                             15,000           13,420           28,420
                                                                          ----------       ----------       ----------
    Total 1998 payments and adjustments                                      681,934        2,402,520       $3,084,454
                                                                          ----------       ----------       ==========
Reserve at December 31, 1998                                                 545,828          440,882
1999 payments and adjustments:
    Termination of IBM and
        DataTRAK alliance                                                                      46,125       $   46,125
    Closing of leased facility                                                                 98,474           98,474
    March 1998 corporate
        reorganization                                                       366,929           65,163          432,092
    Exiting of United Kingdom
        activities                                                                             25,412           25,412
    Closure of two clinical sites                                                              91,232           91,232
                                                                          ----------       ----------       ----------
    Total 1999 payments and
        adjustments                                                          366,929          326,406       $  693,335
                                                                          ----------       ----------       ==========
Reserve at September 30, 1999                                             $  178,899       $  114,476
                                                                          ==========       ==========


                  DataTRAK INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

4.  SEGMENT DISCLOSURES AND RELATED INFORMATION

Prior to April 20, 1999, the Company operated in two principal business segments: The DataTRAK EDC Business and the Clinical Business. The Clinical Business was sold on April 20, 1999. The DataTRAK EDC Business provides electronic data capture ("EDC") technology and other services to assist various clinical trial sponsors in the timely completion of clinical trials. The Clinical Business, a multi-specialty site management organization, provided Phase I through IV clinical research services and over-the-counter product services. Subsequent to April 20, 1999, the Company operates only the DataTRAK EDC Business.

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

         Information on the Company's business segments is as follows:

                                                      DataTRAK EDC      CLINICAL
      THREE MONTHS ENDED SEPTEMBER 30,                 BUSINESS         BUSINESS           TOTAL
      --------------------------------                 --------         --------           -----
Revenue:
    1998                                           $      33,043    $   3,656,676    $   3,689,719
    1999                                                 172,887            --             172,887

Loss from operations:
    1998                                              (1,251,036)      (6,861,592)      (8,112,628)
    1999                                              (1,193,599)           --          (1,193,599)

      NINE MONTHS ENDED SEPTEMBER 30,
      -------------------------------
Revenue:
    1998                                                 111,443        8,596,107        8,707,550
    1999                                                 365,719        4,910,777        5,276,496

Income (loss) from operations:
    1998                                              (4,651,850)     (10,127,398)     (14,779,248)
    1999                                              (3,657,910)         294,493       (3,363,417)

Assets at December 31, 1998                           28,364,650        5,175,149       33,539,799
Assets at September 30, 1999                          19,408,519            --          19,408,519


                  DataTRAK INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

5.  PRO FORMA INFORMATION

On April 20, 1999, the Company sold its Clinical Business to West Pharmaceutical Services ("West") for $15.6 million, less applicable transaction costs, and subject to collection of net accounts receivable acquired by West. On August 9, 1999, the Company completed a tender offer for its Common Shares by repurchasing 3,300,000 Common Shares at a price of $6.00 per share. Unaudited pro forma data for the nine months ended September 30, 1999 as though the Company had completed these transactions at the beginning of 1999 are set forth below. The pro forma operating results are not necessarily indicative of what would have occurred had the transactions taken place on January 1, 1999.

                                                           NINE MONTHS ENDED
                                                           SEPTEMBER 30, 1999
                                                           ------------------
Pro forma revenue                                          $     365,719
Pro forma net loss                                            (2,643,346)
Pro forma basic loss per share                                     (0.83)
Pro forma diluted loss per share                                   (0.83)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information set forth and discussed below for the three and nine month periods ended September 30, 1999 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

GENERAL

Prior to April 20, 1999, the Company operated two separate businesses within the clinical research industry. Through its DataTRAK EDC Business, the Company provides EDC and other services, which assist companies in the clinical pharmaceutical, biotechnology, contract research organization ("CRO") and medical device research industries, to accelerate the completion of clinical trials. Through its Clinical Business, which the Company no longer owns, the Company operated a multi-specialty site management organization that provided clinical research services to various clinical trial sponsors. The Clinical Business was sold to West on April 20, 1999 for $15.6 million, less applicable transaction costs, and subject to the collection of net accounts receivable acquired by West.

The Company no longer generates revenue from or funds the operations of the Clinical Business. The DataTRAK EDC Business is now the sole source of the Company's revenue and along with corporate overhead is the sole draw on the Company's working capital. Approximately 89% of the Company's assets, or approximately $17.3 million, are held in cash, cash equivalents and short-term investments. The DataTRAK EDC Business has recognized minimal revenue to date and has experienced significant losses and negative cash flow from operations since its inception. The Company is continuing to develop and commercialize the DataTRAK EDC Business and anticipates that its operating results will fluctuate significantly from period to period. There can be no assurance of the Company's long-term future prospects.

On August 9, 1999, the Company completed a tender offer by repurchasing 3.3 million of its Common Shares at a purchase price of $6.00 per share.

The discussion that follows highlights the business conditions and certain financial information specific to the Company's DataTRAK EDC Business.

The DataTRAK EDC Business uses a technology platform that consists of Windows(TM) compatible software and intranet hardware known as DataTRAK EDC(TM) to provide EDC and other services to clinical trial sponsors and CRO's. During the nine months ended September 30, 1999, the DataTRAK EDC Business had revenue of $366,000 and a net operating loss of $3.7 million. For the nine months ended September 30, 1998, the DataTRAK EDC Business had revenue of $111,000 and a net operating loss of $4.7 million. There can be no assurance that the Company will be successful in achieving commercial acceptance of the DataTRAK(R) process.

The Company's contracts provide a fixed price for each component or service to be delivered. Additional services are billed to the customer on a fee-for-service basis for services completed. Generally, these contracts range in duration from twelve to eighteen months. The ultimate contract value depends on the length of the customer's use of the DataTRAK EDC(TM) software and the services provided by DataTRAK. As services are performed over the life of the contract, revenue and direct costs of revenue are recognized under the percentage of completion method utilizing units of delivery. Costs associated with contract revenues are recognized as incurred. These contracts can be terminated by the customer with or without cause. The Company is entitled to payment for all work performed through the date of notice of termination and for recovery of some or all costs incurred to terminate a contract. The termination of a contract will not result in a material adjustment to revenue or costs previously recognized.

DataTRAK is also a seller and licenser of software. Generally, revenue is recognized upon delivery of sold software. Licensing revenue is recognized ratably over the life of the license. To date, DataTRAK has not recognized any revenue from software sales.

Since its purchase of the DataTRAK EDC(TM) software, DataTRAK has recorded revenue related to a small number of fixed unit price clinical trial contracts and revenue related to customer training on the DataTRAK EDC(TM) software. At September 30, 1999, DataTRAK's backlog was $1.8 million. Of this backlog, $1.2 million relates to two contracts from one customer. At December 31, 1998, the DataTRAK EDC Business's backlog was $30,000. In the future DataTRAK may also earn revenue related to the sales of software. Due to DataTRAK's early stage of development and its low level of backlog, there can be no assurance as to its future levels of revenue.

On June 26, 1999, the Company signed a non-exclusive, three-year software license and master services agreement (the "Quintiles Agreement") with Quintiles, Inc. ("Quintiles"). Quintiles is the product development service group of Quintiles Transnational Corp. The software-licensing portion of the Quintiles Agreement grants Quintiles unlimited use of the Company's five DataTRAK modules. Under the services portion of the Quintiles Agreement, the Company will train, educate and provide help desk assistance to Quintiles employees, investigative site personnel, and sponsor representatives. In addition, pursuant to the Quintiles Agreement, the Company and Quintiles have set up a steering committee with representatives from each company to address various issues under the Quintiles Agreement, including software development, data warehousing and joint marketing efforts.

Although the Quintiles Agreement provides volume-pricing discounts based on the volume of data entered using the DataTRAK EDC(TM) software, it does not obligate Quintiles to use the software. There can be no assurance that revenue from the Quintiles Agreement will be sufficient either to fund continued DataTRAK EDC(TM) commercialization and product development or to compete successfully in the EDC software applications market.


RESULTS OF OPERATIONS - DataTRAK BUSINESS

The following tables set forth, for the periods indicated, certain items from the Company's Consolidated Statements of Operations, expressed in thousands, for the Company's DataTRAK EDC Business.

                                                              DataTRAK EDC BUSINESS
                                                              ---------------------
                                       THREE MONTHS       THREE MONTHS       NINE MONTHS         NINE MONTHS
                                     ENDED SEPTEMBER    ENDED SEPTEMBER    ENDED SEPTEMBER     ENDED SEPTEMBER
                                         30, 1998           30, 1999           30, 1998           30, 1999
                                     ---------------    ---------------    ---------------     ---------------
Revenue                                 $     33            $    173            $    111            $    366
Direct costs                                 109                 202                 322                 536
                                        --------            --------            --------            --------
Gross profit (loss)                          (76)                (29)               (211)               (170)
Selling, general and
    administrative expenses                1,032                 984               3,368               3,007
Special items                                                   --                   753                --
Depreciation and amortization                143                 181                 320                 481
                                        --------            --------            --------            --------
Loss from operations                      (1,251)             (1,194)             (4,652)             (3,658)
Other income (expense)                       405                 330               1,318              13,169
                                        --------            --------            --------            --------
Income (loss) before income taxes           (846)               (864)             (3,334)              9,511
Income tax expense                          --                    76                --                   116
                                        --------            --------            --------            --------
Net income (loss)                       $   (846)           $   (940)           $ (3,334)           $  9,395
                                        ========            ========            ========            ========

         Three months ended September 30, 1999 compared with three months ended September 30, 1998

Revenue for the three months ended September 30, 1999 increased to $173,000 as compared to $33,000 for the three months ended September 30, 1998. The increase was the result of revenue associated with contracts with Quintiles. Direct costs of revenue, mainly personnel costs at the Company's German subsidiary ("DataTRAK GmbH") and software development costs, were $202,000 and $109,000 during the three months ended September 30, 1999 and 1998, respectively. The increase in direct costs was a result of higher personnel costs, due to an increase in the number of employees.

Selling, general and administrative expenses ("SG&A") include all administrative personnel costs, business development costs, and all other expenses not directly chargeable to a specific contract. These expenses decreased slightly from $1.0 million to $984,000 for the three months ended September 30, 1998 and 1999, respectively. The decrease was primarily the result of an $80,000 reduction in overhead costs, resulting from the sale of the Clinical Business. This reduction partially was offset by increased personnel and other costs associated with the development of the DataTRAK EDC Business.

Depreciation and amortization expense increased from $143,000 during the three months ended September 30, 1998 to $181,000 during the three months ended September 30, 1999. The increase was the result of depreciating capital expenditures associated with the building of DataTRAK's information technology infrastructure.

Other income decreased from $405,000 during the three months ended September 30, 1998 to $330,000 during the three months ended September 30, 1999. This decrease was primarily the result of the decrease in interest income resulting from the Company's decreased level of cash, cash equivalents and short-term investments. The decrease in cash, cash equivalents and short-term investments was due to the Company's repurchase of 3.3 million Common Shares at a price of $6.00 per share, and the consumption of cash to fund operating losses and other working capital needs. The repurchase of Common Shares was effected through a tender offer, which was completed in August 1999.

Income tax expense for the three months ended September 30, 1999 was $76,000. This expense is a result of federal alternative minimum taxes and state taxes incurred related to the gain associated with the sale of the Clinical Business.

         Nine months ended September 30, 1999 compared with nine months ended September 30, 1998

Revenue for the nine months ended September 30, 1999 increased to $366,000 as compared to $111,000 for the nine months ended September 30, 1998. The increase was the result of revenue associated with contracts with Quintiles. Direct costs of revenue, mainly personnel and software development costs at DataTRAK GmbH, were $536,000 and $322,000 during the nine months ended September 30, 1999 and 1998, respectively. The increase in direct costs was a result of higher personnel costs.

SG&A expenses decreased from $3.4 million to $3.0 million for the nine months ended September 30, 1998 and 1999, respectively. The decrease was primarily due to reduced personnel and other costs resulting from the Company's reorganization in the first quarter of 1998 and the sale of the Clinical Business in April of 1999. This decrease was partially offset by a one-time expense of $350,000 associated with services provided by an outside consultant to assess the market potential of the DataTRAK EDC(TM) software, and other costs associated with the development of the DataTRAK EDC Business.

During the nine months ended September 30, 1998, special items charges of $753,000 were incurred. Of this amount, $627,000 resulted from the Company's first quarter 1998 reorganization and included severance costs for ten employees who were terminated in March of 1998. The remaining $126,000 resulted from costs associated with the termination of DataTRAK's technology alliance with IBM.

Depreciation and amortization expense increased from $320,000 during the nine months ended September 30, 1998 to $481,000 during the nine months ended September 30, 1999. The increase was the result of depreciation related to the DataTRAK EDC(TM) software, and depreciating other capital expenditures associated with the building of DataTRAK's information technology infrastructure.

Other income increased $11.9 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The increase was primarily the result of the $12.2 million gain associated with the sale of the Clinical Business. Other income also includes interest income which decreased $244,000 due to the Company's use of cash to fund its tender offer of Common Shares, operating losses and other working capital needs.

Income tax expense for the nine months ended September 30, 1999 was $116,000. This expense is primarily result of federal alternative minimum taxes and state taxes incurred related to the gain associated with the sale of the Clinical Business. Income tax expense for the nine months ended September 30, 1998 were $80,000, resulting from state taxes incurred during the nine month period.

CLINICAL BUSINESS

The Clinical Business provided services to three segments of the pharmaceutical and biotechnology industries. Through WCE, it provided clinical research services relating to the reclassification of prescription drugs into drugs available for over-the-counter ("OTC") purchase and other OTC services. In addition, the Clinical Business provided Phase I research services from its 80-bed clinic at GFI. Finally, through its Affiliated Site Network, which was comprised of six therapeutically focused sub-networks drawn from over 450 affiliated research sites ("Affiliated Sites"), it provided Phase II, III, and IV research services. The Company had no ownership interest in any of its Affiliated Sites.

During the nine months ended September 30, 1998, the Clinical Business earned revenue totaling $8.6 million and had a net operating loss of $10.1 million. During the period of January 1 to April 20, 1999, the Clinical Business had revenue of $4.9 million and operating income of $294,000.

During the nine months ended September 30, 1998, the Clinical Business recorded asset impairment charges of $6.1 million related to the impairment of goodwill. Of this charge, $1.9 million was related to goodwill written off related to two Clinical Business locations that were closed in September 1998 due to poor operating performance. The $1.9 million of goodwill represents the unamortized portion of goodwill that was allocated to these sites at the time of their purchase. The remaining $4.2 million of the impairment charge was for goodwill associated with GFI's operations. GFI's revenue was in continual decline and its net losses continued to increase since its acquisition. In the third quarter of 1998, after management's efforts to effect a turn around were exhausted, and concurrent with the Company's planning process, it was determined that the possibility of recovering the recorded value of the GFI goodwill through a sale of GFI, exclusive of a sale of the entire Clinical Business, was remote. In addition, it was determined that GFI's future undiscounted cash flows were below the carrying value of GFI's long-lived assets. Accordingly, during the third quarter of 1998, the Company adjusted the carrying value of GFI's long-lived assets to their estimated fair value of approximately $1.6 million, resulting in the non-cash charge of $4.2 million. The estimated fair value was based on the purchase price allocated to GFI pursuant to an initial offer from West to purchase the Clinical Business.

Included in the Clinical Business's results of operations for the nine months ended September 30, 1998, were special items charges of $1.2 million. Included in this amount was $810,000 of charges associated with the Company's March 1998 reorganization, including severance costs for 19 employees who were terminated, costs associated with the relocation of certain Clinical Business employees and costs related to a lawsuit settlement with two former Clinical Business executive officers. The remaining $430,000 resulted from the closing of the Company's United Kingdom activities and costs related to the closing of two of its Clinical Business sites.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company's principal sources of cash have been cash flow from operations and proceeds from the sale of equity securities. During 1999 the Company also generated cash through the sale of its Clinical Business. The Company's investing activities primarily reflect capital expenditures and net purchases of short-term investments.

In connection with the sale of the Clinical Business, the Company received $16.8 million on April 20, 1999. These proceeds were subject to certain transaction costs, adjustments based on the Clinical Business's working capital at April 20, 1999, and the collection of net accounts receivable during the 180 days following April 20, 1999. As a result of the Clinical Business's working capital at April 20, 1999, the Company returned $1.2 million to West in August 1999.

Subsequent to the sale of the Clinical Business, the Board of Directors had determined that it would distribute a significant portion of the Company's cash to its shareholders. On July 12, 1999, the Company announced that it was commencing a tender offer to repurchase up to 3.3 million of its Common Shares at a purchase price of $6.00 per share. The tender offer was fully subscribed and completed in August 1999 at a cost to the Company of $20.2 million. The Company's remaining $17.3 million of cash, cash equivalents and short-term investments will be used in the continued development of the DataTRAK EDC Business.

The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received upon completion of negotiated performance milestones throughout the life of the contract. All amounts received are recorded as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. The Company typically receives a low volume of large-dollar receipts. Accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable (net of allowance for doubtful accounts) was $267,000 at September 30, 1999 and $2.7 million at December 31, 1998. Deferred revenue was $25,000 at September 30, 1999 and $625,000 at December 31, 1998. As a result of the sale of the Clinical Business, $2.9 million of net accounts receivable and $309,000 of deferred revenue was sold to West on April 20, 1999.

Cash and cash equivalents decreased $1.4 million during the nine months ended September 30, 1999. This was the result of $24.0 million provided by investing, and $5.8 million and $19.6 million being used by operating and financing activities, respectively. Cash used for operating activities resulted from the funding of net operating losses and other working capital needs. Investing activities include net proceeds of $15.6 million related to the sale of the Clinical Business, $8.9 provided by net maturities of short-term investments and $522,000 used to purchase property and equipment. Cash used by financing activities was primarily due to $20.2 million being used in relation to the repurchase of 3.3 million Common Shares during the Company's tender offer, which was offset by receipts related to the exercise of stock options.

At September 30, 1999, the Company had working capital of $16.9 million, and its cash, cash equivalents and short-term investments totaled $17.3 million. The Clinical Business had working capital of $600,000 at April 20, 1999. The Company's working capital decreased by $7.2 million from December 31, 1998. The decrease was primarily the result of the sale of the Clinical Business and the completion of the Company's tender offer of Common Shares.

The Company has a line of credit agreement with a bank, which provides for borrowings up to $2.0 million and bears interest at rates not to exceed prime (no amounts were outstanding as of September 30, 1999). The line of credit agreement requires that the Company maintain investments of $2.0 million with the bank. This line of credit is considered to be committed and is subject to renewal at January 31, 2000.

In January 1998, DataTRAK purchased the EDC software now known as DataTRAK EDC(TM) from EDS for $610,000. The Company is responsible for funding the future development and testing of this software. The Company will continue to invest in the development of the DataTRAK(R) process. DataTRAK has had a negative cash flow of approximately $10.8 million since it began operations in 1997. The Company anticipates that its cash needs for operations for the remainder of 1999 will be approximately $1.7 million, including $290,000 related to the payment of special items charges recorded in 1998. In addition, the Company anticipates software development expenditures of $2.5 to $3.0 million over the next two years for continued commercialization and product development of DataTRAK EDC(TM). The Company expects such activities will be funded from existing cash and cash equivalents, maturities of short-term investments, cash flow from operations and borrowings under its line of credit, as needed.

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

The Company understands that as the new millennium approaches it is vital to all of its customers and suppliers that the Company's internal information technology ("IT") and non-IT systems are Year 2000 compliant. In addition, just as important a priority is the compliance of external IT and non-IT systems and services provided by others to the Company. To meet these compliance requirements, the Company has utilized the following methodology since the middle of 1997. It has: (1) developed a three-year plan (1997-1999) with Year 2000 IT issues as a priority, (2) established a corporate Year 2000 program, (3) performed a physical inventory of all IT and non-IT systems and software, (4) delegated internal Year 2000 evaluation and testing responsibilities within the Company, (5) assessed its compliance with the above plans on an on-going basis,
(6) identified and categorized "mission critical" items, (7) repaired or replaced all non-compliant IT and non-IT systems and services, (8) internally tested all systems and services for compliance, (9) compiled appropriate documentation of all testing and vendor compliance statements, (10) queried its utilities, customers and suppliers as to their readiness and status, (11) developed a business contingency plan in the event of Year 2000 malfunctions and
(12) issued a public Year 2000 disclosure statement on the Company's web site.

The Company has also established internal policies that have actively informed its employees of the Year 2000 problem and that assist in procurement of only new equipment that is Year 2000 compliant.

At this point in the Company's Year 2000 effort, substantially all of the Company's internal IT and non-IT hardware and software systems have been tested and either replaced or repaired. The Company expects that all material non-compliant IT and non-IT systems will either be Year 2000 ready or replaced by November 30, 1999. There can be no assurance that additional coding errors or other defects will not be discovered in the future though management believes the possibility of such discoveries is quite low due to the recent vintage and uniformity of IT and non-IT systems throughout the Company.

The Company is in the process of determining how it may be impacted by any third parties' failure to remedy their own Year 2000 issues. The Company has initiated formal communications with significant customers, suppliers and other third parties to determine the extent, if any, to which the Company's interface systems could be impacted by those third parties' failure to remedy their own Year 2000 issues. The Company will continue these communications. Management currently does not anticipate any material adverse impact on its operations as a result of Year 2000 issues of third parties. However, at this stage of the review, no assurance can be given that the failure by one or more third parties to become Year 2000 compliant will not have a material adverse impact on the Company's financial position or results of operations.

Management of the Company believes it has implemented an effective program for resolving Year 2000 issues in a timely manner. Since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Company's operations could be interrupted. In addition, disruptions in the economy resulting from Year 2000 issues could also adversely impact the Company. The most significant Year 2000 issue and worst case scenario of concern to the Company has been identified as being a long-term electrical power disruption. The Company's contingency plans for large-scale Year 2000 disruptions focuses on two critical high-level operational issues: (1) the preservation and availability of critical company data as of December 31, 1999 and (2) the use of manual transaction processing until all disruptions are eliminated.

To date, the total cost of the Year 2000 systems review has been immaterial to the Company's financial position and results of operations. Management does not anticipate incurring any additional costs that would be material to the Company's financial position and results of operations. As of September 1999, the Company has not utilized any outside consultants or technical staff to meet its Year 2000 goals and has no current plans to do so.

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q, other Securities and Exchange Commission filings or written materials or orally by the Company or its representatives may constitute forward-looking statements that are based on management's current beliefs, estimates and assumptions concerning the operations, future results and prospects of the Company and the clinical pharmaceutical research industry in general. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements related to future revenue, profits, expenses, income and earnings per share or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). In addition, words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to the safe harbors created in the Exchange Act. Factors that may cause actual results to differ materially from those in the forward-looking statements include the ability of the Company to absorb corporate overhead and other fixed costs in order to successfully market the DataTRAK EDC(TM) software; the development and fluctuations in the market for EDC technology; the degree of the Company's success in obtaining new contracts; continued unreliability of the Internet infrastructure; the timing of payments from sponsors and the timing of sponsor decisions to conduct new clinical trials or cancel or delay ongoing trials; dependence on key personnel; governmental regulation; potential impact of healthcare reform; the Company's limited operating history and lack of profitable operations; the Year 2000 issue; fluctuations in quarterly results; the early stage of the Company's DataTRAK EDC Business and operations; and general economic conditions such as the rate of employment, inflation, interest rates and the condition of capital markets. This list of factors is not exclusive. In addition, the Company's success depends on the outcome of various strategic initiatives it has undertaken, all of which are based on assumptions made by the Company concerning trends in the clinical research market and the health care industry.

PART II.   OTHER INFORMATION

Item 1.           Legal Proceedings

                  None.

Item 2.           Changes in Securities and Use of Proceeds

                  None.

Item 3.           Defaults Upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  At the Annual Meeting of Shareholders held on September 22, 1999 (the "Annual Meeting"), the Company's shareholders voted to approve an amendment to the Company's Fifth Amended and Restated Articles of Incorporation to decrease the number of classes of Directors on the Company's Board of Directors from three classes of Directors to two classes of Directors.

                  The following is a summary of the voting:

                  Votes
                  -----
                  For                  2,416,781
                  Against                 57,211
                  Withheld                 1,959
                  Non-votes              584,701

                  Also, at the Annual Meeting, the shareholders voted to elect Jeffrey A. Green, Timothy G. Biro and Robert M. Stote each to an additional two-year term as a director of the Company.

                  The following is a summary of the voting:


                      Votes         Jeffrey A. Green    Timothy G. Biro     Robert M. Stote
                      -----         ----------------    ---------------     ---------------

                  For                  2,806,694           2,761,945          3,052,391
                  Withheld               253,958             298,707              8,261




Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  See the Exhibit Index at page E - 1 of this Form 10 - Q.

                  (b)      Reports on Form 8-K

                  No reports were filed on form 8-K during the three months ended September 30, 1999 other than the following.

                  Current Report on Form 8-K, dated June 26, 1999, reporting under item 5 the signing of the Quintiles Agreement.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DataTRAK International, Inc.
                            ---------------------------------------------------
                                            Registrant


Date:    11/5/99              /s/ Jeffrey A. Green
      -------------------   ---------------------------------------------------
                            Jeffrey A. Green,
                            President and Chief Executive Officer and a Director
                            (Principal Executive Officer)


Date:    11/5/99              /s/ Terry C. Black
      -------------------   ----------------------------------------------------
                            Terry C. Black,
                            Vice President of Finance, Chief Financial Officer,
                            Treasurer and Assistant Secretary
                            (Principal Financial Officer)


                                 EXHIBIT INDEX

EXHIBIT NO.                 Description                                                 PAGE
-----------                 -----------                                                 ----


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

3.1      Fifth Amended and Restated Articles of Incorporation                             (B)

3.2      Form of Certificate of Amendment to the Fifth Amended and Restated
         Articles of Incorporation                                                        (D)

3.3      Form of Certificate of Amendment to the Fifth Amended and Restated
         Articles of Incorporation                                                        (F)

3.4      Third Amended and Restated Code of Regulations                                   (B)

4.1      Specimen Certificate of the Company's Common Shares, without par value           (A)

4.2      Credit Agreement between the Company and Key Bank, dated October 1, 1997         (C)

4.3      Second Amendment to the Credit Agreement between the Company and Key
         Bank, dated February 5, 1999                                                     (E)

4.4      Second Amended and Restated Registration Agreement, dated July 15,1994,
         as amended on June 1, 1995 and February 5, 1996                                  (A)

10.1     Amended and Restated 1994 Directors' Share Option Plan*                          (G)

10.2     Amended and Restated 1996 Outside Directors' Stock Option Plan*                  (G)

10.3     Amendment No. 2 to the Amended and Restated 1996 Outside Directors' Stock
         Option Plan*                                                                     (D)

10.4     Amended and Restated 1992 Share Incentive Plan*                                  (G)

10.5     Amended and Restated 1996 Key Employees' and Consultants
         Stock Option Plan*                                                               (G)

10.6     Form of Indemnification Agreement*                                               (A)

10.7     Employment Agreement between the Company and Jeffrey A. Green, dated
         July 1, 1994*                                                                    (A)

10.8     Employment Agreement between the Company and Terry C. Black, dated
         July 20, 1994*                                                                   (A)

10.9     Separation Agreement between the Company and Terry C. Black, dated
         December 22, 1998*                                                               (E)

10.10    Collaborative Clinical Research, Inc. Retirement Savings Plan*                   (H)

15.1     Independent Accountants' Review Report

27.1     Financial Data Schedule


                                 EXHIBIT INDEX

EXHIBIT NO.                 Description                                     PAGE
-----------                 -----------                                     ----

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

(D) Incorporated herein by reference to the appropriate exhibit to the Company's Schedule 14A, dated March 17, 1999
         (Commission File No. 000-20699).

(E) Incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K for the year ended December 31, 1998 (Commission file No. 000-20699).

(F) Incorporated herein by reference to the appropriate exhibit to the Company's Schedule 14A, dated August 25, 1999
         (Commission File No. 000-20699).

(G) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8
         (Registration statement No. 333-16061).

(H) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8
         (Registration statement No. 333-26251).
