Form 10-K
period 1999-12-31
DATATRAK INTERNATIONAL INC
filed 2000-03-28
CIK 886530

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

[X] For the fiscal year ended December 31, 1999

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[_] For the transition period from _________________________ to ___________________

Commission file number 000-20699

DATATRAK International, Inc.
(Exact name of registrant as specified in its charter)

Ohio	34-1685364

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	identification no.)

20600 Chagrin Boulevard, Cleveland, Ohio	44122

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (216) 921-6505

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
      Yes [X]      No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

      As of February 29, 2000, the registrant had 3,290,322 Common Shares, without par value, issued and outstanding. As of that date, the aggregate market value of these shares, which together constitute all of the voting shares of the registrant, held by non-affiliates was $20,515,087 (based upon the closing price of $6.88 per Common Share on the NASDAQ Stock Market, Inc. on February 29, 2000). For purposes of this calculation, the registrant deems the 308,478 Common Shares beneficially held by all of its Directors and executive officers to be the Common Shares held by affiliates.

      Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 1999.

i

PART I

ITEM 1. BUSINESS

General

      Prior to April 20, 1999, DATATRAK International, Inc. (formerly, Collaborative Clinical Research, Inc.) (“DATATRAK” or the “Company”) operated two separate businesses within the clinical research industry. Beginning with the Company’s founding, in 1991, through April 20, 1999, the Company’s Clinical Business, which is no longer owned by the Company, operated a multi-specialty site management organization that provided clinical research services to various clinical trial sponsors. The Clinical Business provided Phase I through Phase IV clinical research and services directed primarily toward over the counter pharmaceutical products at Company-owned and non-owned affiliated clinical research sites. The Clinical Business was sold to West Pharmaceutical Services (“West”) on April 20, 1999 for $15.6 million.

      The Company’s DATATRAK EDC Business is an application service provider (“ASP”) for the electronic data capture (“EDC”) industry. DATATRAK offers software and other related services to the pharmaceutical, biotechnology, contract research organization (“CRO”) and medical device research industries which transmits and collects clinical trial data electronically. Through this product and service platform, the Company seeks to assist its customers in accelerating the completion of clinical trials with greater quality and reduced cost. Subsequent to April 20, 1999, the DATATRAK EDC Business is the Company’s only line of business.

Overview of the Clinical Research Industry

      The Company’s customers are companies in the clinical pharmaceutical, biotechnology, CRO and medical device research industry. This industry is driven by regulatory requirements that clinical trial sponsors adequately test new drugs and medical devices prior to marketing. Competitive and cost-containment pressures are forcing the pharmaceutical and biotechnology industries to become more efficient in developing new products. To improve returns on research and development investments, pharmaceutical and biotechnology companies are adding products to their product pipelines and attempting to shorten the product development timeline. These efforts have placed more drugs into the clinical development process and have increased the pressure for companies to develop products faster in order to maintain growth and continue to achieve acceptable returns on research and development expenditures. Clinical trial sponsors have attempted to create process efficiencies, control fixed costs and expand capacity by outsourcing certain clinical research activities.

      In response to similar cost-containment pressures, many hospitals, physicians and other healthcare providers have added clinical research capabilities as an additional revenue source. Clinical research allows healthcare providers to extend their core competencies and capitalize on their direct access to patients.

The DATATRAK EDC Business

      In 1996, the Company formed DATATRAK Inc., a wholly owned subsidiary, and in 1997 the DATATRAK EDC Business began operations. During 1997, DATATRAK, Inc. participated in a joint venture with IBM Global Services to develop and market a data collection and management system for use in clinical trials. The joint venture was terminated at the end of 1997.

      In January 1998, the Company purchased the software now known as DATATRAK EDC™ from PadCom for $610,000. DATATRAK EDC™ was developed to provide clinical research data to sponsors of clinical research trials faster and more efficiently than current information-processing.

      The Company provides information-processing capabilities designed for the clinical research environment through its EDC technology process. The DATATRAK EDC™ software and its earlier versions have supported more than 40 clinical studies encompassing over 800 clinical research sites and 20,000 patients in 30 countries. To date, the Company has devoted the majority of its efforts related to the DATATRAK EDC Business to further developing and improving the EDC technology employed by the DATATRAK software.

      On June 26, 1999, the Company signed a non-exclusive, three-year software license and master services agreement (the “Quintiles Agreement”) with Quintiles, Inc. (“Quintiles”). Quintiles is the product development service group of Quintiles Transnational Corp. The software-licensing portion of the Quintiles Agreement grants Quintiles unlimited use of the Company’s five DATATRAK modules. Under the services portion of the Quintiles Agreement, the Company will train, educate and provide help desk assistance to Quintiles employees, investigative site personnel, and sponsor representatives. In addition, pursuant to the Quintiles Agreement, the Company and Quintiles have set up a steering committee with representatives from each company to address various issues under the Quintiles Agreement, including software development, data warehousing and joint marketing efforts.

      Although the Quintiles Agreement provides volume-pricing discounts based on the volume of data entered using the DATATRAK EDC™ software, it does not obligate Quintiles to use the software. There can be no assurance that revenue from the Quintiles Agreement will be sufficient either to fund continued DATATRAK EDC™ commercialization and product development or to compete successfully in the EDC software applications market.

DATATRAK EDC Software and Services

      Currently, clinical research associates visit research sites to review clinical data manually entered on the paper case report form for accuracy and integrity. During these physical visits, the research associate must review each page of each case report form. These monitoring visits may last several days, and corrections to the case report forms are frequently required before the data can be delivered to the research sponsor. Several weeks or even months of data may be reviewed during each monitoring visit. At the completion of a monitoring visit, the case report form pages are physically transferred to a central location where the data is then entered into a database for statistical compilation. Using this traditional method of data collection and quality control, the time duration from patient visit to delivery of clean data to the sponsor can range from six to nine months. Such delays are significant because errors or trends may not be detected until long after the interaction between patient and investigator.

      DATATRAK EDC™ is a technology platform that consists of Windows™ compatible software and hardware designed to assist clinical trial sponsors in starting and finishing clinical trials on a more timely basis. The DATATRAK combination of software and hardware expedites the data collection and reporting process during a clinical trial. In addition to providing the DATATRAK technology, DATATRAK is also a service business that offers electronic data collection and clinical trial data management capabilities across numerous research sites. DATATRAK’s objective is to improve the traditional process of collecting clinical research and noninterventional health care data by providing cleaner data more quickly than what is available in a paper environment.

      The DATATRAK system consists of five modules designed for flexible adaptation to the clinical research process. DATATRAK initially provides a set of electronic data forms that can be modeled to suit the needs of the clinical trial. Each form is then made available through data entry capability to each research site. Once clinical trial data has been collected and entered, the trial’s sponsor, or other contracted vendor can review the data remotely via the Internet or dial-up connection. After the data is reviewed and cleansed of all entry errors, DATATRAK’s report capability can be accessed by customers and investigators to generate customized reports.

      Finally, DATATRAK’s export feature allows completed data and reports to be transmitted directly to a clinical trial sponsor’s in-house database. Under this model, research data is collected more quickly and with greater accuracy than physical review of paper reports.

      In October 1998, an international pharmaceutical manufacturer presented clinical metrics from its use of DATATRAK EDC™ in a multicenter, international clinical trial involving 200 patients. Compared to a traditional paper model in a similar trial of size and complexity, the clinical study showed that DATATRAK EDC™ reduced overall trial duration by 30%, time to locked database by 40% and improved the “cleanliness” of the data through a significant reduction in queries by 86%. The Company believes that, by automating these procedures, the DATATRAK system can be a timesaving component of the drug development process. DATATRAK can provide any customer with the DATATRAK® process as a competitive advantage by accelerating the review and processing of clinical trial data.

Customers and Marketing

      DATATRAK’s market is largely comprised of clinical trial sponsors. In connection with the Company’s purchase of the software now known as DATATRAK EDC™, the Company acquired agreements with a European sponsor licensing the use of DATATRAK EDC™ in a clinical trial presently underway in Europe. The Company markets its software and services through its sales and marketing staff located in the United States and Europe. Since the market for EDC in general and for DATATRAK specifically has been an emerging one, the effectiveness of DATATRAK’s marketing efforts has been limited. However, DATATRAK has selectively participated in scientific and medical meetings to promote its services and has occasionally used direct mail and journal advertisements to build awareness of its capabilities.

      To assess the market potential of its DATATRAK EDC™ technology, the Company hired an independent consulting firm in August 1998 to survey pharmaceutical and biotechnology companies concerning their interest in adopting EDC for clinical trials. Thirty-five senior level personnel from twenty-five companies participated in the survey, which was completed in October 1998. The results of this survey indicate that thirty-four out of thirty-five company representatives feel that EDC will replace the pharmaceutical industry’s current paper method of data collection and monitoring. Nineteen of the twenty-two respondents, from companies currently without EDC capabilities, stated that their companies were going to make a commitment towards EDC within the next twelve to twenty-four months. In the survey, the majority of clinical trial sponsors believed that EDC will decrease the time and cost of clinical research and development. Although the Company has witnessed an increase in the commitment by pharmaceutical companies toward EDC, to date it has not experienced the growth in this commitment that was implied by the survey.

      The EDC market has been slow to develop. Most EDC vendors have insignificant revenues and are classified as start-ups. The growth of the Internet over the past few years has drastically altered business strategies and pricing models in this specific sector. Nonetheless, the Company believes that automation of some sort is inevitable, and that DATATRAK EDC™ can be competitive in this emerging marketplace. The product is fully validated, web-enabled, has multilanguage capability, which has been utilized in actual clinical trials, and possesses sponsor-published metrics documenting clinical trial acceleration and enhancement of quality through significant reductions in queries.

      During 1999, Quintiles and Hoechst Marion Roussel accounted for 48% and 28%, respectively of the DATATRAK EDC Business’s revenue. Bayer accounted for all of the DATATRAK EDC Business’s 1998 revenue, totaling $130,000.

      During each of the three years in the period ended December 31, 1999, the Clinical Business, which was sold on April 20, 1999, accounted for more than 84% of the Company’s revenue. Clinical Business customers, Bristol Myers Squibb and Pharmacia & Upjohn, each accounted for more than 10% of the Company’s revenue during 1997. During 1998 two additional Clinical Business customers, Procter & Gamble and Hoechst Marion Roussel, each accounted for more than 10% of the Company’s total revenue. During 1999, Bristol Myers Squibb was the only Clinical Business customer to account for more than 10% of the Company’s total revenue.

Contracting and Backlog

      The Company’s contracts provide a fixed price for each component or service to be delivered. Services provided by DATATRAK that are in addition to those provided for in its contracts are billed on a fee for service basis as completed. Generally, these contracts range in duration from twelve to eighteen months. The ultimate contract value is dependent upon the length of the customer’s use of DATATRAK EDC™ and the services provided by DATATRAK. As services are performed over the life of the contract, revenue is recognized under the percentage of completion method utilizing units of delivery. Costs associated with contract revenues are recognized as incurred. These contracts can be terminated at any time by the customer with or without cause. DATATRAK is entitled to payment for all work performed through the date of notice of termination and for recovery of some or all costs incurred to terminate a contract. The termination of a contract will not result in a material adjustment to revenue or costs previously recognized.

      DATATRAK is also a seller and licenser of software. Generally, revenue is recognized upon delivery of sold software. Licensing revenue is recognized ratably over the life of the license. To date DATATRAK has not recognized any revenue from software sales.

      Backlog consists of anticipated revenue from letters of intent and signed contracts yet to be completed. At December 31, 1999, DATATRAK’s backlog was $1.9 million. Of this backlog, $1.1 million relates to two contracts from one customer. In the future, DATATRAK may also record revenue related to the sales of software. Contracts included in backlog are subject to termination or delay at any time. Due to DATATRAK’s early stage of development and its low level of backlog, there can be no assurance as to its future levels of revenue.

Competition

      DATATRAK competes within the clinical research and the EDC markets. Both of these industries are highly competitive and fragmented. In addition, the EDC industry is currently emerging and is characterized by rapidly evolving technology. The Company expects that it will compete within this market on the strength of its functionality, its design architecture and its data entry and review tools, which the Company believes equal or exceed those available in the market. The Company also believes that it may enhance its competitive strength through the formation of strategic alliances with established industry organizations. The Company has received expressions of interest from various parties in establishing such relationships, but it is not engaged in any discussions concerning a sale or merger of the Company.

      DATATRAK’s major competitors include software vendors specializing in EDC, clinical trial data service companies, large pharmaceutical companies currently developing their own in-house technology and the traditional paper-based method of collecting clinical trial data. Also, many current and potential future competitors have or may have substantially greater financial and technical resources, greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share or product acceptance to the Company’s detriment. There can be no assurance that DATATRAK will be able to capture or establish the market presence necessary to effectively compete in this emerging sector of the clinical research industry, or that EDC will effectively replace paper as the preferred method of collecting and managing clinical trial data.

      The Company is aware of other EDC systems that compete or, in the future, may compete directly with DATATRAK EDC™. The Company is also aware of other current or developing technologies that provide some of the functionality of the DATATRAK® process. There are other companies that have developed or are in the process of developing technologies that are or, in the future, may be the basis for competitive products in the clinical research EDC market. Some of those technologies may have an entirely different approach or means of accomplishing the desired effects of DATATRAK EDC™. There can be no assurance that either existing or new competitors will not develop products that are superior to or that otherwise achieve greater market acceptance than DATATRAK EDC™. In addition, the Company believes that certain large players in the information technology industry may be forming alliances and attempting to capitalize on the data delivery options offered by the Internet. To the extent that DATATRAK’s approach to EDC may gain market acceptance, there can be no assurance that larger players in the information technology industry will not develop competing technology, nor as to the effect of such competing technology on DATATRAK’s operations.

Regulatory Matters

      The United States Food and Drug Administration (the “FDA”) has issued guidelines and rules on the use of computer systems in clinical trials. The FDA guidelines and rules relate to standard operating procedures, data entry, system design, security, system dependability and controls, personnel training, records inspection and certification of electronic signatures. Based on its review, the Company believes DATATRAK EDC™ is compliant with these guidelines and rules. Because the FDA’s development of guidance and these rules is still in the early stages, no assurance can be made that DATATRAK EDC™ will remain consistent with the FDA’s requirements. Any release of additional FDA guidance that is significantly inconsistent with the design of DATATRAK EDC™ may have a material adverse effect on the business and operations of DATATRAK. The Company intends to continue to monitor this guidance to ensure compliance.

Potential Liability and Insurance

      DATATRAK’s services are supported by telecommunications equipment, software, operating protocols and proprietary applications for high-speed transmission of large quantities of data among multiple locations. In such operations, it is possible that data files may be lost, altered or distorted. DATATRAK EDC™ and future enhancements or adaptations, may contain undetected design faults and software “bugs” that, despite testing by the Company, are discovered only after the system has been installed and used by customers. Such faults or errors could cause delays or require design modifications that could adversely affect the Company’s competitive position and results of operations. In addition, clinical pharmaceutical and medical device research requires the review and handling of large amounts of patient data. Potential liability may arise from a breach of contract or a loss of or unauthorized release of clinical trial data. The Company obtains contractual agreements from its customers limiting the Company’s liability for damages resulting from errors in the transportation and handling of data. Nevertheless, the Company may still be subject to significant claims for data losses in the transportation and handling of data over the Company’s network.

      To date, the Company has not received any claims resulting from its services, the use of DATATRAK EDC™, or the activities of its formerly owned Clinical Business. The financial position of the Company could be materially adversely affected if the Company was forced to undertake the defense of, or was found financially responsible for, claims based upon the foregoing or related risks. The Company maintains an errors and omissions professional liability insurance policy in amounts it believes to be sufficient to cover claims that may be brought against it. There can be no assurance that this coverage will be adequate, or that insurance coverage will continue to be available to the Company.

Patents and Trademarks

      The Company holds registered service marks incorporating the DATATRAK® process, and various DATATRAK trademarks, including the DATATRAK EDC™ software. The DATATRAK EDC™ software is the foundation of the DATATRAK® process. Historically, the Company believed that its ability to attract and retain highly skilled employees and manage the growth of its business was more important to its performance than any intellectual property rights that it has purchased or developed to date. However, intellectual property rights are significant to the continued operation and development of the DATATRAK EDC business.

Employees

      As of February 29, 2000, the Company had approximately 40 full-time employees. None of the Company’s employees are represented by a union. The Company considers relations with its employees to be satisfactory. The Company has employment agreements with all of its executive officers. The loss of the services of any of its executive officers could have a material adverse effect on the business or operations of the Company. To address these risks, the Company must, among other things, continue to attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks.

ITEM 2. PROPERTIES

      The Company presently leases approximately 14,000 square feet of space in Cleveland, Ohio, of which approximately 10,000 square feet is sublet to unrelated third parties. The remaining 4,000 square feet is used to house the Company’s executive offices and U.S. operations. The Company also leases approximately 7,000 square feet of office space in Bonn, Germany for its European operations.

ITEM 3. LEGAL PROCEEDINGS

      From time to time, the Company is a party to various lawsuits arising in the ordinary course of business. The Company does not believe that the outcome of such litigation will have a material adverse effect on its results of operations or financial condition.

      On September 5 1997, a summons and complaint was filed by the Company in the Netherlands against the shareholders’ of U-Gene Research B.V. (“U-Gene”) for breach of contract. The claim was for monetary damages for costs incurred and liquidated damages related to an aborted acquisition of U-Gene. Responsive pleadings by the defendants were filed in March 1999. In December 1999, a Dutch court ruled in favor of the Company, and the Company was awarded $1.3 million. U-Gene did not appeal this decision. The Company has recorded the $1.3 million as other income for the year ended December 31, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY*

      The name, age and positions of each of the Company’s executive officers are as follows:

Name	Age	Position

Dr. Jeffrey A. Green	44	President, Chief Executive Officer and Director

Terry C. Black	42	Vice President of Finance, Chief Financial

		Officer, Treasurer and Assistant Secretary

Marc J. Shlaes	45	Vice President and Managing Director of North

		America

Dr. Wolfgang Summa	35	Vice President and Managing Director of Europe

* Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

      Jeffrey A. Green, Pharm.D., FCP, is the Company’s founder and has served as its President, Chief Executive Officer and a Director since March 1992. From 1984 to 1992, Dr. Green served as an Assistant Professor of Medicine and Radiology at Case Western Reserve University, Cleveland, Ohio. During his tenure at Case Western Reserve University, Dr. Green established and directed the Cardiovascular Clinical Pharmacology Research Program at University Hospitals of Cleveland. In addition, Dr. Green was an established investigator in clinical cardiology and PET scanning, and was responsible for directing over 90 individual investigations during his tenure. Dr. Green has authored over 90 publications and has been an invited speaker at more than 125 national meetings. He was the recipient of the McKeen Cattell Distinguished Achievement Award from the American College of Clinical Pharmacology in 1988. Dr. Green is a graduate of Purdue University (B.S.) and the University of Texas (Pharm.D.).

      Terry C. Black has served as the Company’s Vice President of Finance and Chief Financial Officer since June 1994 and has served as the Treasurer and Assistant Secretary since January 1996. Prior to joining the Company, Mr. Black served as Chief Financial Officer for Action Auto Rental, Inc., a Cleveland, Ohio based insurance replacement automobile rental company, from 1992 to 1994. Before joining Action Auto Rental, Mr. Black served in a variety of financial and accounting positions within the insurance replacement rental car industry.

      Marc J. Shlaes has served as the Company’s Vice President and Managing Director of North America since October 1999. Mr. Shlaes is responsible for the Company’s North American operational strategy, including the marketing, functionality and delivery of DATATRAK EDC™. Prior to his appointment as Vice President and Managing Director of North America, Mr. Shlaes served as the Company’s Director of Technology and Services. In this position, Mr. Shlaes was responsible for establishing a strategy for the delivery of products and services to the Company’s customers. Prior to joining DATATRAK in 1998, Mr. Shlaes served in a variety of positions in the software development and delivery industry, including as an employee of International Business Machines from 1982 to 1996.

      Wolfgang Summa, PhD., MSc., has served as the Company’s Vice President and Managing Director of Europe since October 1999. Dr. Summa is responsible for the Company’s European operational strategy, including the marketing, functionality and delivery of DATATRAK EDC™. From January 1998 to October 1999, Dr. Summa served as the Company’s Manager of European Operations. Prior to joining the Company, Dr. Summa served in various research positions for PadCom, including Project Manager for Eastern and Central Europe. Dr. Summa is a graduate of the University of Bonn (MSc., PhD.)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

      The Company’s Common Shares are traded on The Nasdaq National Market (“Nasdaq”) under the symbol “DATA”. The Common Shares were initially offered to the public on June 11, 1996 at a price of $13.50 per share and commenced trading on Nasdaq on that date. The following table sets forth, for the fiscal years ended December 31, 1998 and 1999, the high and low sale prices per share for the Common Shares, as reported by Nasdaq. These prices do not include retail markups, markdowns or commission.

	High	Low
1998

First Quarter	$5.25	$3.75

Second Quarter	$4.75	$4.06

Third Quarter	$4.38	$2.69

Fourth Quarter	$4.31	$2.50

1999

First Quarter	$4.91	$4.00

Second Quarter	$5.13	$4.13

Third Quarter	$5.75	$3.75

Fourth Quarter	$4.31	$3.19

      On February 29, 2000, the last sale price of the Common Shares as reported by Nasdaq was $6.88 per share. As of February 29, 2000, there were 70 shareholders of record.

      The Company has never declared or paid cash dividends on its Common Shares. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company’s financial condition, results of operations, current and anticipated cash needs and plans for expansion. During 1999, the Company repurchased 3.3 million of its outstanding Common Shares at a price of $6.00 per share.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,

	1995	1996	1997	1998	1999

	(In thousands, except per share data)
Statement of Operations Data:

Revenue	$10,453	$25,715	$17,327	$13,226	$5,811

Direct costs	8,491	17,976	12,637	10,511	4,025

Gross profit	1,962	7,739	4,690	2,715	1,786

Selling, general and administrative expenses	2,770	6,141	10,009	8,969	5,609

Impairment charge	—	—	—	6,056	—

Special items	—	—	2,995	1,998	—

Depreciation and amortization	62	606	1,015	1,155	800

Income (loss) from operations	(870)	992	(9,329)	(15,463)	(4,623)

Other income (expense)	117	1,038	1,888	1,467	14,727

Income (loss) before income taxes	(753)	2,030	(7,441)	(13,996)	10,104

Income tax expense (benefit)	—	383	(58)	80	384

Net income (loss)	$(753)	$1,647	$(7,383)	$(14,076)	$9,720

Net income (loss) per share: basic	$(0.31)	$0.36	$(1.16)	$(2.19)	$1.87

Shares used in the computation of basic net

income (loss) per share	2,464	4,626	6,384	6,422	5,209

Net income (loss) per share: diluted	$(0.31)	$0.33	$(1.16)	$(2.19)	$1.84

Shares used in the computation of diluted

net income (loss) per share	2,464	5,052	6,384	6,422	5,293

Supplemental pro forma net loss (a)				$(3,946)	$(2,538)

Supplemental pro forma net loss per share:

basic and diluted (a)				$(1.26)	$(0.79)

	December 31,

	1995	1996	1997	1998	1999

	(In thousands, except per share data)
Balance Sheet Data:

Cash, cash equivalents and short-term

investments	$3,011	$34,683	$33,613	$26,693	$17,536

Working capital	2,961	39,626	33,021	24,489	16,983

Total assets	7,025	53,687	48,321	33,540	19,483

Long-term liabilities	—	—	—	—	—

Retained earnings (accumulated deficit)	(1,611)	36	(7,347)	(21,423)	(11,703)

Total shareholders’ equity	3,323	49,548	42,350	28,238	18,306

Book value per common share	$1.29	$7.85	$6.60	$4.40	$5.56

Cash dividends declared	—	—	—	—	—

(a)	Gives effect to the sale of the Company’s Clinical Business and the Company’s repurchase of Common Shares as if they had occurred at the beginning of 1998.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

General

      Prior to April 20, 1999, DATATRAK operated two separate businesses within the clinical research industry. The Company’s DATATRAK EDC Business is an ASP that provides EDC and other services, which assist companies in the clinical pharmaceutical, biotechnology, CRO and medical device research industries, in accelerating the completion of clinical trials. Through its Clinical Business, which the Company no longer owns, the Company operated a multi-specialty site management organization that provided clinical research services to various clinical trial sponsors. The Clinical Business was sold to West on April 20, 1999 for $15.6 million.

      The Company no longer generates revenue from or funds the operations of the Clinical Business. The DATATRAK EDC Business is now the sole source of the Company’s revenue and along with corporate overhead is the sole draw on the Company’s working capital. Approximately 90% of the Company’s assets, or approximately $17.5 million, are held in cash, cash equivalents and short-term investments. The DATATRAK EDC Business has recognized minimal revenue to date and has experienced significant losses and negative cash flow from operations since its inception. The Company is continuing to develop and commercialize the DATATRAK EDC Business and anticipates that its operating results will fluctuate significantly from period to period. There can be no assurance of the Company’s long-term future prospects.

      The discussion that follows highlights the business conditions and certain financial information specific to Company’s DATATRAK EDC Business.

      The DATATRAK EDC Business uses a technology platform that consists of Windows™ compatible software and intranet hardware known as DATATRAK EDC™ to provide EDC and other services to clinical trial sponsors and CROs. During the year ended December 31, 1999, the DATATRAK EDC Business had revenue of $900,000 and a net operating loss of $4.9 million. For the year ended December 31, 1998, the DATATRAK EDC Business had revenue of $130,000 and a net operating loss of $5.6 million. There can be no assurance that the Company will be successful in achieving commercial acceptance of the DATATRAK® process.

      DATATRAK contracts provide a fixed price for each component or service to be delivered. Services provided by DATATRAK that are in addition to those provided for in its contracts are billed on a fee for service basis for services completed. Generally, these contracts range in duration from twelve to eighteen months. The ultimate contract value is dependent upon the length of the customer’s use of DATATRAK EDC™ and the services provided by DATATRAK. As services are performed over the life of the contract, revenue and direct costs of revenue are recognized under the percentage of completion method utilizing units of delivery. Costs associated with contract revenues are recognized as incurred. Contracts can be terminated by customers with or without cause. DATATRAK is entitled to payment for all work performed through the date of notice of termination and for recovery of some or all costs incurred to terminate a contract. The termination of a contract will not result in a material adjustment to revenue or costs previously recognized.

      DATATRAK is also a seller and licenser of software. Generally, revenue is recognized upon delivery of sold software. Licensing revenue is recognized ratably over the life of the license. To date DATATRAK has not recognized any revenue from software sales.

      Since its purchase of the DATATRAK EDC™ software, in January 1998, DATATRAK has recorded revenue related to a small number of contracts. At December 31, 1999, DATATRAK’s backlog was $1.9 million. Of this backlog, $1.1 million relates to two contracts from one customer. In the future, DATATRAK may also record revenue related to the sales of software. Due to DATATRAK’s early stage of development and its low level of backlog, there can be no assurance as to its future levels of revenue.

      On June 26, 1999, the Company signed the Quintiles Agreement with Quintiles. Quintiles is the product development service group of Quintiles Transnational Corp. The software-licensing portion of the Quintiles Agreement grants Quintiles unlimited use of the Company’s five DATATRAK modules. Under the services portion of the Quintiles Agreement, the Company will train, educate and provide help desk assistance to Quintiles employees, investigative site personnel, and sponsor representatives. In addition, pursuant to the Quintiles Agreement, the Company and Quintiles have set up a steering committee with representatives from each company to address various issues under the Quintiles Agreement, including software development, data warehousing and joint marketing efforts.

      Although the Quintiles Agreement provides volume-pricing discounts based on the volume of data entered using the DATATRAK EDC™ software, it does not obligate Quintiles to use the software. There can be no assurance that revenue from the Quintiles Agreement will be sufficient either to fund continued DATATRAK EDC™ commercialization and product development or to compete successfully in the EDC software applications market.

      DATATRAK EDC Business – Results of Operations

      The following tables set forth, for the periods indicated, certain items from the Company’s Consolidated Statements of Operations, expressed in thousands, for the Company’s DATATRAK EDC Business.

	Year Ended December 31,

	1997	1998	1999

Revenue	$—	$132	$900

Direct costs	—	464	1,028

Gross profit (loss)	—	(332)	(128)

Selling, general and administrative expenses	4,487	4,070	4,119

Special items	2,738	753	—

Depreciation and amortization	197	470	671

Loss from operations	(7,422)	(5,625)	(4,918)

Other income	1,888	1,467	14,727

Income (loss) before income taxes	(5,534)	(4,158)	9,809

Income tax expense (benefit)	(58)	80	384

Net income (loss)	$(5,476)	$(4,238)	$9,425

Year ended December 31, 1999 Compared with Year ended December 31, 1998

      Revenue for the year ended December 31, 1999 increased to $900,000 as compared to $130,000 for the year ended December 31, 1998. Of the $770,000 increase, $410,000 is the result of revenue associated with contracts from Quintiles. The remainder of the increase is due to an increase in the number and size of contracts being executed by DATATRAK, resulting from the increasing acceptance of DATATRAK EDC™.

      Direct costs of revenue increased 117.4% to $1.0 million for the year ended December 31, 1999 as compared to $460,000 for the year ended December 31, 1998. Direct personnel costs, mainly at the Company’s German subsidiary (“DATATRAK GmbH”), account for $750,000 of the 1999 direct costs. The increase in direct costs was a result of higher personnel costs, due to an increase in the number of employees.

      Selling, general and administrative expenses (“SG&A”) include all administrative personnel costs, business development costs, and all other expenses not directly chargeable to a specific contract. These expenses were approximately $4.1 million for each of the years ended December 31, 1998 and 1999. Corporate overhead expenses decreased by $520,000 as a result of the Company’s first quarter of 1998 reorganization and the April 1999 sale of the Clinical Business. This decrease was offset by increased consulting expenses and other costs associated with the development of the DATATRAK EDC Business, including a one-time expense of $350,000 associated with services to assess the market potential of the DATATRAK EDC™ software.

      Depreciation and amortization expense increased from $470,000 during the year ended December 31, 1998 to $670,000 during the year ended December 31, 1999. The increase was the result of depreciating capital expenditures associated with the building of DATATRAK’s information technology infrastructure.

      During the year ended December 31, 1999, other income totaled $14.7 million compared to $1.5 million for the year ended December 31, 1998. The increase was primarily the result of the $12.2 million gain associated with the sale of the Clinical Business, and $1.3 million received as the result of a favorable outcome in a lawsuit. The lawsuit was related to an attempted acquisition of U-Gene. Other income also includes interest income which decreased $370,000 in 1999, compared to the year ended December 31, 1998, due to the Company’s use of cash to fund its repurchase of Common Shares, operating losses and other working capital needs.

      Income tax expense of $380,000 for the year ended December 31, 1999 is the result of federal alternative minimum taxes and state income taxes incurred related to the gain associated with the sale of the Clinical Business and the $1.3 million received from a favorable ruling in the Company’s lawsuit against U-Gene. During 1998, the Company incurred state income taxes of $80,000. At December 31, 1999, the Company had a net operating loss carryforward of approximately $7.5 million, which will expire in the year 2013.

Year ended December 31, 1998 Compared with Year ended December 31, 1997

      During the year ended December 31, 1998, DATATRAK had revenue of $130,000. This revenue was the result of EDC services performed on two European clinical trials. Direct costs of this revenue, mainly personnel costs at DATATRAK GmbH, were $460,000, resulting in a gross margin loss of $330,000. Prior to 1998 DATATRAK had recorded no revenue or direct costs.

      SG&A expenses decreased from $4.5 million to $4.1 million for the years ended December 31, 1997 and 1998, respectively. Corporate overhead costs decreased $1.2 million due to the absence of $600,000 of expenses related to the termination of potential acquisitions and a $600,000 decrease in personnel and other costs resulting from the Company’s reorganization in the first quarter of 1998. This decrease was offset by an $800,000 increase in costs incurred for developing, testing and marketing the DATATRAK® process and the DATATRAK EDC™ software, including $480,000 of expenses incurred by DATATRAK GmbH. DATATRAK GmbH was established in January 1998 in connection with the purchase of the DATATRAK EDC™ software.

      DATATRAK had special items charges of $750,000 during the year ended December 31, 1998. Of these charges, $620,000 resulted from the Company’s first quarter 1998 reorganization and included severance costs for ten employees who were terminated in March 1998. The remaining $130,000 related to costs associated with the termination of the technology alliance agreement between the Company and IBM Global Services (“IBM”). When the technology alliance agreement was terminated, the Company and IBM disagreed on a number of issues concerning the parties’ financial responsibilities. As a result of this disagreement and the write off of software and licenses associated with the technology alliance, DATATRAK recorded a special items charge of $2.7 million during 1997.

      Depreciation and amortization expense increased from $200,000 during the year ended December 31, 1997 to $470,000 during the year ended December 31, 1998. The increase was the result of depreciating the DATATRAK EDC™ software, and other assets, as well as capitalized software development costs.

      Other income decreased $420,000 for the year ended December 31, 1998 compared to the year ended December 31, 1997. Of this decrease, $210,000 was the result of a decrease in interest income caused by the Company’s use of cash to fund its operating losses and other working capital needs. The remaining $210,000 decrease was the result of costs incurred related to the sale of the Clinical Business.

      Due to the Company’s net operating loss for 1998, no federal income tax provision was recorded. As a result of the Company’s net operating loss for the year ended December 31, 1997, a $200,000 federal income tax benefit was recorded at December 31, 1997. This benefit represents the refund the Company received from its net operating loss carryback for federal income tax purposes. The Company incurred $140,000 and $80,000 of state income taxes during 1997 and 1998, respectively.

Clinical Business

      The Clinical Business provided services to the pharmaceutical and biotechnology industries. It provided clinical research services relating to the reclassification of prescription drugs into drugs available for over the counter (“OTC”) purchase and other OTC services, and it provided Phase I through Phase IV clinical research services.

      During the period from January 1 through April 20, 1999, the date the Clinical Business was sold, the Clinical Business had revenue of $4.9 million. Direct costs, SG&A and depreciation expenses totaled $4.6 million resulting in income from operations of $290,000.

      For the years ended December 31, 1997 and 1998, the Clinical Business had revenue of $17.3 million and $13.1 million, respectively. The net operating loss, exclusive of special items and asset impairment charges, was approximately $2.0 million in 1997 and $2.5 million in 1998.

      During 1998, the Clinical Business recorded asset impairment charges of $6.1 million related to the impairment of goodwill. Of this charge, $1.9 million was related to goodwill written off related to two Clinical Business locations that were closed in September 1998 due to poor operating performance. The $1.9 million of goodwill represents the unamortized portion of goodwill that was allocated to these sites at the time of their purchase. The remaining $4.2 million of the impairment charge was for goodwill associated with GFI Pharmaceutical Services, Inc.’s (“GFI’”) operations. It was determined that GFI’s future undiscounted cash flows were below the carrying value of GFI’s long-lived assets. Accordingly, during the third quarter of 1998, the Company adjusted the carrying value of GFI’s long-lived assets to their estimated fair value of approximately $1.6 million, resulting in the non-cash charge of $4.2 million. The estimated fair value was based on the purchase price allocated to GFI pursuant to an initial offer from West to purchase the Clinical Business.

      The Clinical Business incurred special items charges of $1.2 million for the year ended December 31, 1998. Of this total, $810,000 was incurred as part of the Company’s reorganization plan and included severance costs for 19 employees who were terminated in March 1998, costs associated with the relocation of certain Clinical Business employees and costs related to a lawsuit settlement with two former Clinical Business executive officers. The remaining $430,000 was a result of the Company exiting its United Kingdom activities and costs related to the closing of two of its Clinical Business sites. The Clinical Business recorded special items charges $260,000 in the fourth quarter of 1997. These charges related to the disposal of certain medical equipment, computer equipment, and the closing of a leased facility.

Liquidity and Capital Resources

      Since its inception, the Company’s principal sources of cash have been cash flow from operations and proceeds from the sale of equity securities. During 1999, the Company also generated $15.6 million in cash through the sale of its Clinical Business and $1.3 million in cash from a favorable legal settlement. The Company’s investing activities primarily reflect capital expenditures and net purchases of short-term investments.

      Subsequent to the sale of the Clinical Business, the Board of Directors had determined that it would distribute a significant portion of the Company’s cash to its shareholders. On July 12, 1999, the Company announced that it was commencing a tender offer to repurchase up to 3.3 million of its Common Shares at a purchase price of $6.00 per share. The tender offer was fully subscribed and completed in August 1999 at a cost to the Company of $20.2 million. The Company’s remaining $17.5 million, of cash, cash equivalents and short-term investments will be used in the continued development of the DATATRAK EDC Business.

      The Company’s contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received upon completion of negotiated performance milestones throughout the life of the contract. All amounts received are recorded as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. The Company typically receives a low volume of large-dollar receipts. Accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable (net of allowance for doubtful accounts) was $330,000 at December 31, 1999 and $2.7 million at December 31, 1998. Deferred revenue was $30,000 at December 31, 1999 and $630,000 at December 31, 1998. As a result of the sale of the Clinical Business, $2.9 million of net accounts receivable and $309,000 of deferred revenue was sold to West on April 20, 1999.

      Cash and cash equivalents decreased $1.1 million during the year ended December 31, 1999. This was the result of $24.0 million provided by investing, and $5.4 million and $19.7 million being used by operating and financing activities, respectively. Cash used for operating activities resulted from the funding of net operating losses and other working capital needs. Investing activities include net proceeds of $15.6 million related to the sale of the Clinical Business, $9.2 million provided by net maturities of short-term investments and $750,000 used to purchase property and equipment. Cash used by financing activities was primarily due to $20.2 million being used in relation to the repurchase of 3.3 million Common Shares during the Company’s tender offer, which was partially offset by receipts related to the exercise of stock options.

      At December 31, 1999, the Company had working capital of $16.9 million, and its cash, cash equivalents and short-term investments totaled $17.5 million. The Company’s working capital decreased by $7.5 million from December 31, 1998. The decrease was primarily the result of the sale of the Clinical Business, the completion of the Company’s tender offer for Common Shares, and the DATATRAK EDC Business’s net operating loss.

      On September 5, 1997, a summons and complaint was filed by the Company in the Netherlands against the shareholders’ of U-Gene for breach of contract. The claim was for money damages for costs incurred and liquidated damages related to an aborted acquisition of U-Gene. In December 1999, a Dutch court ruled in favor of the Company, and the Company was awarded $1.3 million. U-Gene did not appeal this decision. The Company recorded the $1.3 million as other income for the year ended December 31, 1999.

      In January 1998, DATATRAK purchased the EDC software now known as DATATRAK EDC™ from Padcom for $610,000. The Company is responsible for funding the future development and testing of this software. The Company will continue to invest in the development of the DATATRAK® process. The DATATRAK EDC Business has had negative cash flow of approximately $11.7 million since it began operations in 1997. The Company’s operations and the EDC market are still in a developmental stage. While the Company has experienced marginal revenue growth in the DATATRAK EDC Business, it anticipates a negative cash flow from operations during 2000, as the Company continues to build its operational and business development infrastructure. The Company anticipates software development and other capital expenditures of $2.5 to $3.0 million over the next two years for continued commercialization and product development of DATATRAK EDC™, which the Company expects to fund from existing cash and cash equivalents, maturities of short-term investments and cash flow from operations.

Year 2000 Disclosure

      The Company has completed its Year 2000 remediation efforts and, since January 1, 2000, has not experienced any significant problems internally or with suppliers and customers in connection with this event. Nevertheless, the Company is aware of some remaining future dates that could potentially cause computer system problems, and is continuing to monitor its mission critical computer applications to ensure that any problems are addressed promptly.

      The Company’s most likely worst case scenario would be a long-term electrical power disruption. The Company’s contingency plans for large-scale Year 2000 disruptions, that may occur at future dates, focuses on two critical high-level operational issues: (1) the preservation and availability of critical company data and (2) the use of manual transaction processing until all disruptions are eliminated. Because the Company has not, to date, experienced any significant problems in the Year 2000, it does not anticipate any major impact on in its operations.

Inflation

      To date, the Company believes the effects of inflation have not had a material adverse effect on its results of operations or financial condition.

Interest Rate Risk

      The Company has fixed income investments consisting of cash equivalents and short-term investments, which may be affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents and short-term investments with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Investments are reported at amortized cost, which approximates fair value.

Foreign Currency Risk

      The Company’s foreign sales and results of operations are subject to the impact of foreign currency fluctuations. Approximately 24% of the DATATRAK EDC Business’s 1999 revenue was earned in Germany. The Company manages its risk to foreign currency exchange rates by maintaining foreign currency bank accounts in currencies which it regularly transacts business. The Company does not currently hedge against the risk of exchange rate fluctuations.

Euro Currency Conversion

      On January 1, 1999, eleven of the fifteen members of the European Union adopted a new European currency unit (the “Euro”) as their common legal currency. The participating countries’ national currencies will remain legal tender as denominations of the Euro from January 1, 1999 through January 1, 2002, and the exchange rates between the Euro and such national currency units will be fixed. The conversion to the Euro is not expected to have a material impact on the Company’s financial position, results of operations or cash flows. However, uncertainty exists as to the effects the Euro will have on the marketplace.

INFORMATION ABOUT FORWARD LOOKING STATEMENTS

      Certain statements made in this Annual Report on Form 10-K contain certain forward looking statements that are based on management’s current beliefs, estimates and assumptions concerning the operations, future results and prospects of DATATRAK and the clinical pharmaceutical research industry in general. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements related to future revenue, profits, expenses, income and earnings per share or statements expressing general optimism about future results, are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). In addition, words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are intended to identify forward looking statements. Forward looking statements are subject to the safe harbors created in the Exchange Act.

      Any number of factors could affect future operations and results. The Company has identified the following important factors, which could cause the Company’s actual operational or financial results to differ materially from any projections, estimates, forecasts or other forward looking statements made by or on behalf of the Company. Under no circumstances should the factors listed below be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward looking statements made by the Company. DATATRAK undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Limited Operating History; Lack of Profitable Operations

      The Company’s DATATRAK EDC Business commenced operations in 1997 and has a limited operating history upon which investors may evaluate its performance. The DATATRAK EDC Business has recognized losses in each year since it began operations. There can be no assurance that the Company will be profitable during future periods.

      Continuing Development of DATATRAK EDC ™; Ability to Absorb Corporate Overhead

      Although the DATATRAK EDC™ software has been used in clinical trials, its continued development is necessary. To date the DATATRAK EDC Business has had minimal revenue from which to support the costs of this continued development. There can be no guarantee of DATATRAK’s potential future revenue, or its ability to absorb its corporate overhead and other fixed operating costs that will be necessary for the success of the DATATRAK® process.

Fluctuations in Quarterly Results

      The Company is subject to significant fluctuations in quarterly results caused by many factors, including the Company’s success in obtaining new contracts, the size and duration of the clinical trials in which the Company participates, the timing of clinical trial sponsor decisions to conduct new clinical trials or cancel or delay ongoing trials and other factors. As a result of the DATATRAK EDC Business’s limited operating history, the Company does not have historical financial data for a significant number of periods on which to base planned operating expenses. Therefore, the Company’s expense levels are based in part on its expectations as to future revenue and to a certain extent are fixed. There can be no assurance as to the Company’s revenue in any given period, and it may be unable to adjust expenses in a timely manner to compensate for any unexpected revenue shortfall. As a result of the Company’s relatively small revenue base, any significant shortfall in revenue recognized during a particular period could have an immediate adverse effect on its results of operations and financial condition. There can be no assurance that the Company will be able to accurately anticipate quarterly results. Volatility in the Company’s quarterly results may adversely affect the market price of the Common Shares.

      Risks Associated with Unproven Business Strategies and Early Stage of the Company’s Development

      The Company’s efforts to establish a standardized EDC process for collection and management of clinical research data represent a significant departure from the traditional clinical research practices of clinical trial sponsors. The long-term viability of the Company’s business remains unproven. There can be no assurance that the Company’s strategy will continue to gain acceptance among sponsors, research sites or investigators. The Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, and there can be no assurance that the Company will be successful in these efforts.

Potential Delay or Loss of Contracts

      Although the Company’s contracts provide that it is entitled to receive revenue earned through the date of termination, customers generally are free to delay or terminate a clinical trial or the Company’s contract related thereto at any time. The length of a typical clinical trial contract varies from several months to several years. Clinical trial sponsors may delay or terminate clinical trials for several reasons, including unexpected results or adverse patient reactions to a potential product, inadequate patient enrollment or investigator recruitment, manufacturing problems resulting in shortages of a potential product or decisions by the sponsor to de-emphasize or terminate a particular trial or drug. A Clinical trial sponsor’s decision to delay or terminate a trial in which the Company participates could have a material adverse effect on the Company’s business, results of operations and financial condition.

Dependence on Major Customers

      The Company’s primary customers are companies in the pharmaceutical industry. The Company’s business is substantially dependent on the research and development expenditures of companies in this industry. During 1999, Quintiles and Hoechst Marion Roussel accounted for 48% and 28%, respectively of the DATATRAK EDC Business’s revenue. Bayer accounted for all of the DATATRAK EDC Business’s 1998 revenue, totaling $130,000. The extent to which the Company relies on revenue to one customer varies from period to period, depending upon, among other things, its ability to generate new business, the timing and size of clinical trials and other factors. In light of the Company’s small revenue base, it is more dependent on major customers than many of the larger participants in the EDC industry. The Company’s operations could be materially and adversely affected by, among other things, any economic downturn in the pharmaceutical or biotechnology industries, any decrease in their research and development expenditures or a change in the regulatory environment in which these companies operate.

Management of Growth; Need for Improved Systems

      The Company believes that the expansion of its DATATRAK EDC Business will continue to place a strain on its operational, human and financial resources. In order to manage such expansion, the Company must continue to improve its operating, administrative and information systems and accurately predict its future personnel and resource needs. In addition, expansion of foreign operations also may involve the additional risks of assimilating differences in foreign business practices, hiring and retaining qualified personnel and overcoming language barriers. Failure by the Company to meet the demands of and to manage expansion of its business and operations could have a material adverse effect on the Company’s business, results of operations and financial condition.

Dependence on Key Personnel

      As of February 29, 2000, the Company had approximately 40 full-time employees. The Company’s growth continues to place significant demands on its management resources. The success of the Company’s business is dependent on the services of its senior management team. The Company has employment agreements with all of its executive officers. The loss of the services of any of its executive officers could have a material adverse effect on the Company. The Company’s performance depends on its ability to attract and retain qualified personnel. The level of competition among employers for skilled personnel is high. There can be no assurance that the Company will be able to continue to attract and retain qualified personnel.

Government Regulation; Potential Impact of Health Care Reform

      Demand for the Company’s services is largely a function of the regulatory requirements associated with the approval of a New Drug Application by the FDA. These requirements are more stringent and thus more burdensome than those imposed by many other developed countries. In recent years, efforts have been made to streamline the drug approval process and coordinate U.S. standards with those of other developed countries. Changes in the level of regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures could have a material adverse effect on the demand for the Company’s services. Several competing proposals to reform the system of health care delivery in the United States have been considered by Congress from time to time. None of the proposals have been adopted.

      The FDA’s guidelines and rules related to the use of computerized systems in clinical trials are still in the early stages of development. There can be no assurance that the DATATRAK® process can be kept in compliance with these guidelines and rules as they develop. Any release of FDA guidance that is significantly inconsistent with the design of DATATRAK EDC™ may have a material adverse effect on the business and operations of DATATRAK.

Competition

      The EDC market, which is still developing, is highly fragmented. The major competitors include EDC software vendors, clinical trial data service companies and in-house development efforts within large pharmaceutical companies. Many current and potential future competitors have or may have substantially greater resources, greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share or product acceptance to the Company’s detriment. There can be no assurance that the Company will be able to capture or establish the market presence necessary to effectively compete in this emerging sector of the clinical research industry.

Potential Liability from Operations

      DATATRAK’s services are supported by telecommunications equipment, software, operating protocols and proprietary applications for high-speed transmission of large quantities of data among multiple locations. In addition, clinical pharmaceutical and medical device research requires the review and handling of large amounts of patient data. Potential liability may arise from a breach of contract or a loss of or unauthorized release of clinical trial data. To date, DATATRAK has not received any claims resulting from either errors in data handling or professional malpractice. The Company maintains an errors and omissions professional liability policy it believes to be sufficient to cover claims that may be brought against it. There can be no assurance that this coverage will be adequate or that insurance will continue to be available.

      Demand for and Market Acceptance of the Internet and its Infrastructure Development

      The increased use of the Internet for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners, and for Internet content delivery services has only begun to develop in recent years. DATATRAK’s success will depend in large part on continued growth in the use of the Internet. Critical issues concerning the commercial use of the Internet remain unresolved and are likely to affect the development of the market for the Company’s services. The adoption of the Internet for information retrieval and exchange, commerce and communications generally will require the acceptance of a new medium of conducting business and exchanging information. Demand for and market acceptance of the Internet are subject to a high level of uncertainty and are dependent on a number of factors. If the market for Internet content delivery services or the Internet as a commercial or business medium does not develop, or develops more slowly than expected, the Company’s business, results of operations and financial condition could be adversely affected.

Anti-takeover Provisions, Preferred Share Purchase Rights

      The Company’s Articles of Incorporation and By-Laws contain provisions that may discourage a third party from acquiring, or attempting to acquire the Company. These provisions could limit the price that certain investors might be willing to pay for Common Shares. In addition, Preferred Shares can be issued by the Company’s Board of Directors, without shareholder approval, whether under the Company’s shareholder rights plan or for other uses determined by the Board. The issuance of Preferred Shares may adversely affect the rights of common shareholders, the market price of the Common Shares and may make it more difficult for a third party to acquire a majority of the outstanding Common Shares. At the present time, the Company does not plan to issue any Preferred Shares.

General Economic Conditions

      To date the Company believes that conditions such as the rate of employment, inflation, interest rates, and the condition of the capital markets have not had a material adverse effect on its results of operations or financial condition. However any change in these conditions could adversely effect the carrying value of the Company’s short-term investments, its results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates since it funds its operations through long-and short-term investments and has business transactions in German Deutschmarks. A summary of the Company’s primary market risk exposures is presented below.

Interest Rate Risk

      The Company has fixed income investments consisting of cash equivalents and short-term investments, which may be affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents and short-term investments with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Investments are reported at amortized cost, which approximates fair value.

Foreign Currency Risk

      The Company’s foreign sales and results of operations are subject to the impact of foreign currency fluctuations. Approximately 24% of the DATATRAK EDC Business’s 1999 revenue was earned in Germany. The Company manages its risk to foreign currency exchange rates by maintaining foreign currency bank accounts in currencies which it regularly transacts business. The Company does not currently hedge against the risk of exchange rate fluctuations.

Euro Currency Conversion

      On January 1, 1999, eleven of the fifteen members of the European Union adopted a new European currency unit (the “Euro”) as their common legal currency. The participating countries’ national currencies will remain legal tender as denominations of the Euro from January 1, 1999 through January 1, 2002, and the exchange rates between the Euro and such national currency units will be fixed. The conversion to the Euro is not expected to have a material impact on the Company’s financial position, results of operations or cash flows. However, uncertainty exists as to the effects the Euro will have on the marketplace.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Report of Independent Auditors	F-2

Consolidated Balance Sheets at December 31, 1998 and 1999	F-3

Consolidated Statements of Operations for each of the three years

in the period ended December 31, 1999	F-4

Consolidated Statements of Shareholders’ Equity for each of the three

Years in the period ended December 31, 1999	F-5

Consolidated Statements of Cash Flows for each of the three years in the

period ended December 31, 1999	F-6

Notes to Consolidated Financial Statements	F-7

      Quarterly results of operations for the year ended December 31, 1999 are included in Note 17 of the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information regarding Directors appearing under the caption “Election of Directors” in the Company’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on June 1, 2000 (the “2000 Proxy Statement”) is incorporated herein by reference. Information required by this Item as to the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 2000 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item is incorporated herein by reference to “Executive Compensation” in the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated herein by reference to “Security Ownership of Principal Holders and Management” in the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      To the extent applicable, the information required by this Item is incorporated herein by reference to “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in the 2000 Proxy Statement.

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

      (b) Reports on Form 8-K.

      No reports were filed on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K other than the following:

      Current Report on Form 8-K dated December 13, 1999, reporting under Item 5 that a Dutch court issued a judgment in the Company’s favor in the amount of approximately $1.3 million against U-Gene and certain of U-Gene’s shareholders.

      Current Report on Form 8-K dated December 17, 1999, reporting under Item 5 the appointment of Jerome H. Kaiser to the Company’s Board of Directors.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATATRAK INTERNATIONAL, INC.

/s/ Jeffrey A. Green

Jeffrey A. Green

President and Chief Executive Officer

Date: March 28, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Jeffrey A. Green	President and Chief Executive Officer

Jeffrey A. Green	and Director (Principal Executive Officer)

/s/ Terry C. Black	Vice President of Finance, Chief

Terry C. Black	Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Timothy G. Biro	Director

Timothy G. Biro

/s/ Seth B. Harris	Director

Seth B. Harris

/s/ Robert M. Stote	Director

Robert M. Stote

/s/ Jerome H. Kaiser	Director

Jerome H. Kaiser

/s/ Robert E. Flaherty	Director

Robert E. Flaherty

/s/ Mark J. Ratain	Director

Mark J. Ratain

Date: March 28, 2000

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
DATATRAK International, Inc.

      We have audited the accompanying consolidated balance sheets of DATATRAK International, Inc. (formerly Collaborative Clinical Research, Inc.) and subsidiaries (the “Company”) as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DATATRAK International, Inc. and subsidiaries at December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Cleveland, Ohio
February 25, 2000

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,

	1998	1999

ASSETS

Current assets

Cash and cash equivalents	$4,072,586	$2,961,403

Short-term investments	22,620,667	14,575,071

Accounts receivable, net	2,731,567	334,645

Taxes receivable	101,892	19,730

Notes receivable — current	—	6,650

Prepaid expenses	264,460	262,636

Total current assets	29,791,172	18,160,135

Property and equipment

Equipment	3,608,429	2,182,141

Leasehold improvements	355,907	135,669

	3,964,336	2,317,810

Less accumulated depreciation	1,571,070	1,060,252

	2,393,266	1,257,558

Other assets

Goodwill, net	1,335,193	—

Notes receivable — long term	—	56,767

Other assets	20,168	8,933

	1,355,361	65,700

Total assets	$33,539,799	$19,483,393

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Accounts payable	$1,012,454	$281,867

Accrued expenses	3,664,577	864,569

Deferred revenue	625,068	30,960

Total current liabilities	5,302,099	1,177,396

Shareholders’ equity

Foreign currency translation	(44,041)	(38,789)

Serial Preferred Shares, without par value; authorized 1,000,000 shares; none issued	—	—

Common shares, without par value, authorized 15,000,000

shares; issued 6,422,872 shares as of December 31, 1998

and 6,590,322 as of December 31, 1999; outstanding

6,422,872 shares as of December 31, 1998 and 3,290,322

shares as of December 31, 1999	49,704,742	50,236,553

Accumulated deficit	(21,423,001)	(11,703,459)

Treasury shares, 3,300,000 shares at cost	—	(20,188,308)

Total shareholders’ equity	28,237,700	18,305,997

Total liabilities and shareholders’ equity	$33,539,799	$19,483,393

See accompanying notes.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	1997	1998	1999

Revenue	$17,327,232	$13,226,078	$5,811,165

Direct costs	12,637,223	10,511,024	4,024,801

Gross profit	4,690,009	2,715,054	1,786,364

Selling, general and administrative expenses	10,009,638	8,968,913	5,608,911

Impairment charge	—	6,056,019	—

Special items	2,994,597	1,998,187	—

Depreciation and amortization	1,014,548	1,155,110	800,495

Loss from operations	(9,328,774)	(15,463,175)	(4,623,042)

Other income (expense):

Interest income	1,936,389	1,679,260	1,313,427

Gain on sale of Clinical Business	—	—	12,154,827

Other income (expense)	(47,788)	(212,307)	1,258,330

Income (loss) before income taxes	(7,440,173)	(13,996,222)	10,103,542

Income tax expense (benefit)	(57,570)	80,000	384,000

Net income (loss)	$(7,382,603)	$(14,076,222)	$9,719,542

Net income (loss) per share:

Basic:

Net income (loss) per share	$(1.16)	$(2.19)	$1.87

Weighted average shares outstanding	6,384,469	6,421,820	5,208,535

Diluted:

Net income (loss) per share	$(1.16)	$(2.19)	$1.84

Weighted average shares outstanding	6,384,469	6,421,820	5,293,486

See accompanying notes.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares		Treasury Shares		Retained	Foreign
					Earnings	Currency
	Number	Stated	Number		(Accumulated	Translation
	of Shares	Amount	of Shares	Cost	Deficit)	Adjustments	Total

Balance at January 1, 1997	6,310,414	$49,511,964	—	$—	$35,824	$—	$49,547,788

Exercise of Common Share Options	102,458	170,737					170,737

Stock compensation		14,356					14,356

Net loss					(7,382,603)		(7,382,603)

Balance at December 31, 1997	6,412,872	49,697,057	—	—	(7,346,779)	—	42,350,278

Exercise of Common Share Options	10,000	2,100					2,100

Stock compensation		5,585					5,585

Comprehensive loss:

Foreign currency translation						(44,041)	(44,041)

Net loss					(14,076,222)		(14,076,222)

Comprehensive loss					(14,076,222)	(44,041)	(14,120,263)

Balance at December 31, 1998	6,422,872	49,704,742	—	—	(21,423,001)	(44,041)	28,237,700

Exercise of Common Share Options	167,450	510,111					510,111

Stock compensation		21,700					21,700

Tender of Common Shares	(3,300,000)		3,300,000	(20,188,308)			(20,188,308)

Comprehensive income:

Foreign currency translation						5,252	5,252

Net income					9,719,542		9,719,542

Comprehensive income					9,719,542	5,252	9,724,794

Balance at December 31, 1999	3,290,322	$50,236,553	3,300,000	$(20,188,308)	$(11,703,459)	$(38,789)	$18,305,997

See accompanying notes.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	1997	1998	1999

Operating Activities

Net income (loss)	$(7,382,603)	$(14,076,222)	$9,719,542

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Gain on sale of Clinical Business	—	—	(12,154,827)

Depreciation and amortization	1,014,548	1,155,110	800,495

Accretion of discount on investments	(1,078,577)	(1,469,481)	(1,115,730)

Other	62,144	8,624	122,236

Impairment charge	—	6,056,019	—

Special items	2,994,597	1,998,187	—

Changes in operating assets and liabilities:

Accounts and taxes receivable	3,725,294	1,861,785	(370,648)

Prepaid expenses	143,782	253,050	(40,867)

Other assets	85,062	13,560	7,240

Accounts payable and accrued expenses	(188,122)	(2,445,660)	(2,056,527)

Deferred revenue	(80,328)	(227,064)	(279,449)

Net cash used in operating activities	(704,203)	(6,872,092)	(5,368,535)

Investing Activities

Purchases of property and equipment	(1,444,709)	(1,646,430)	(746,434)

Sale of business (net of cash sold)	—	—	15,601,184

Maturities of short-term investments	50,519,484	71,870,122	242,206,142

Purchases of short-term investments	(47,499,147)	(65,789,332)	(233,044,816)

Other	(5,470)	7,802	4,625

Net cash provided by (used in) investing activities	1,570,158	4,442,162	24,020,701

Financing Activities

Purchase of treasury shares	—	—	(20,188,308)

(Issuance) repayment of notes receivable	(165,000)	165,000	(63,417)

Proceeds from issuance of shares	170,737	2,100	510,111

Net cash provided by financing activities	5,737	167,100	(19,741,614)

Effect of exchange rate on cash	—	(46,096)	(21,735)

Increase (decrease) in cash and cash equivalents	871,692	(2,308,926)	(1,111,183)

Cash and cash equivalents at beginning of year	5,509,460	6,381,512	4,072,586

Cash and cash equivalents at end of year	$6,381,152	$4,072,586	$2,961,403

Cash paid during the year for interest	$—	$—	$—

Net cash paid during the year for income taxes	$397,012	$51,341	$192,170

See accompanying notes.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1997, 1998 and 1999

1. Accounting Policies

Description of Business

      DATATRAK International, Inc. (formerly Collaborative Clinical Research, Inc.) (“DATATRAK” or the “Company”) provides electronic data capture (“EDC”) and other services, which assist companies in the clinical pharmaceutical, biotechnology, contract research organization (“CRO”) and medical device research industries, to accelerate the completion of clinical trials. Prior to April 20, 1999, the Company also managed a network of non-owned affiliated and owned clinical research sites, which provided Phase I through IV clinical research services, and over the counter product services (the “Clinical Business”). The Clinical Business was sold on April 20, 1999.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

      DATATRAK – DATATRAK contracts provide a fixed price for each component or service to be delivered. Services provided by DATATRAK that are in addition to those provided for in its contracts are billed on a fee for service basis as services are completed. Revenue and related direct costs of revenue are recognized as services are performed under the percentage of completion method utilizing units of delivery. Pass-through costs that are paid directly by the Company’s clients, and for which the Company does not bear the risk of economic loss, are excluded from revenue. The termination of a contract will not result in a material adjustment to the revenue or costs previously recognized. DATATRAK is also a seller and licenser of software. Generally, revenue is recognized upon delivery of sold software. Licensing revenue is recognized ratably over the life of the license. To date DATATRAK has not recognized any revenue from software sales.

      Clinical Business – Revenue and related direct costs of revenue were recognized as specific contract terms were fulfilled under the percentage of completion method (the units of delivery method). Fees for individual contract services were fixed upon execution of the contract and provided for payment for all work performed.

      The following sets forth the revenue generated by customers who accounted for more than 10% of the Company’s revenue during each of the periods presented (in thousands):

	Year ended December 31,

Customer	1997	1998		1999

A	$1,779	$	*	$981

B	2,184		—	*

C	—		1,865	*

D	*		1,664	—
* Less than 10% of revenue.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 1997, 1998 and 1999

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

Prepaid Expenses

      Included in prepaid expenses is $53,100 at December 31, 1998 advanced to vendors for services to be provided under current contracts.

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

Property and Equipment

      Property and equipment are stated at cost. Depreciable assets consist of medical, office, and computer equipment, software, and software development costs and leasehold improvements. Depreciation and amortization on medical, office, and computer equipment and software, and software development costs is computed using the straight-line method over estimated useful lives of 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the lesser of the assets’ estimated useful life or the lease term. Depreciation and amortization expense related to depreciable assets was $590,000, $820,000 and $780,000 for 1997, 1998 and 1999, respectively.

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

Stock Based Compensation

      The Company accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 1997, 1998 and 1999

Goodwill

      The Company has classified as goodwill the cost in excess of fair value of the net assets acquired in purchase transactions. Goodwill is amortized over a 20-year period using the straight-line method. Accumulated amortization was $206,000 at December 31, 1998.

Impairment of Long-Lived Assets

      The Company evaluates impairment of long-lived assets in accordance with Financial Accounting Standards Board Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”). As such, the carrying values of long-lived assets are evaluated if circumstances indicate a possible impairment in value. If undiscounted cash flows over the remaining amortization period indicate that long-lived assets may not be recoverable, the carrying value will be reduced by the estimated shortfall of cash flows on a discounted basis. (See Note 2).

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that might affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Instruments

      The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of fair value due to the short-term of these financial instruments. Investments are reported at amortized cost, which approximates fair value.

Advertising Costs

      Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $300,000, $340,000 and $100,000 for 1997, 1998 and 1999, respectively.

Software Development Costs

      Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Such costs are amortized over the lesser of three years or the economic life of the related product. The Company performs an annual review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are expensed.

      Unamortized software and software development costs included in the Company’s balance sheet were $780,000 and $390,000 at December 31, 1998 and 1999, respectively. Amortization expense related to capitalized software costs was zero, $280,000 and $330,000 in 1997, 1998 and 1999, respectively. During 1999, $30,000 of unamortized software development costs were expensed.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 1997, 1998 and 1999

Foreign Currency Translation

      The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates. Revenue and expense accounts of these operations are translated at average rates prevailing during the period. These translation adjustments are accumulated in a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in determining net income (loss) when realized.

Reclassification

      Certain prior year amounts have been reclassified to conform to the current year reporting presentation.

2. Impairment Charges and Special Items

      Results of operations for 1997 included special items charges of $2,994,597 related to costs associated with exiting certain Company activities. Of this total, $2,000,000 represented the Company’s best estimate of its costs associated with the termination of its technology alliance with IBM. Also, as a result of the termination of the technology alliance, $737,916 of unamortized software was written off. The remaining $256,681 was for the disposal/abandonment of certain medical and computer equipment and the closing of a leased facility, which occurred during the fourth quarter of 1997.

      During 1998, the Company recorded total special items charges of $1,998,187. The Company recorded a charge of $1,439,762 in the first quarter of 1998 to recognize costs associated with employee severance and other special items including the March 24, 1998 termination of 29 employees pursuant to a reorganization plan announced in March 1998 and completed before the end of the second quarter of 1998. In June 1998, an additional special items charge of $271,425 was recorded related to the closing of the Company’s United Kingdom operations (including the termination of two employees) and the termination of a joint venture in the United Kingdom, and additional costs incurred in connection with the termination of the IBM and DATATRAK alliance. In September 1998, a special items charge of $287,000 was recorded associated with the closure of two of the Company’s owned Clinical Business sites, including severance related costs for two employees at these locations.

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

      GFI, a subsidiary, was acquired in January 1996 for $6.0 million with substantially all of the purchase price being allocated to goodwill. Subsequently, pursuant to SFAS 121, the Company evaluated the recoverability of the long-lived assets including intangibles of its GFI subsidiary. GFI’s revenue continued to decline and its net losses continued to increase since its acquisition. In addition, the two principals responsible for the development of GFI, prior to its purchase by the Company, left the Company and a new management team was put in place. In the third quarter of 1998, after new management’s efforts to effect a turn around were exhausted, and concurrent with the Company’s planning process, it was determined that the possibility of recovering the recorded value of the long-lived GFI assets through a sale of GFI, exclusive of a sale of the entire Clinical Business was remote. In addition, it was determined that GFI’s future undiscounted cash flows were below the carrying value of GFI’s long-lived assets. Accordingly, during the third quarter of 1998, the Company adjusted the carrying value of GFI’s long-lived assets to their estimated fair value of approximately $1.6 million, resulting in a non-cash charge of $4,207,712. The estimated fair value was based on the purchase price allocated to GFI pursuant to an initial offer from The West Pharmaceutical Services (“West”) to purchase the Clinical Business.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
For the Years Ended December 31, 1997, 1998 and 1999

      Details of the impairment charges and special items, of which asset write-offs and goodwill impairment represent non-cash charges, are as follows:

		Special Items

	Goodwill	Asset	Termination	Other
	Impairment	Write-offs	Benefits	Exit Costs	Total

1997 charges:

Termination of IBM alliance	$—	$737,916	$—	$2,000,000	$2,737,916

Exiting of other Company activities	—	156,681	—	—	156,681

Closing of leased facility	—	—	—	100,000	100,000

Total 1997 charges	$—	$894,597	$—	$2,100,000	$2,994,597

Reserve at December 31, 1997			$—	$2,100,000

1998 charges:

March 1998 corporate reorganization	$—	$—	1,194,762	245,000	$1,439,762

June 1998:

Termination of IBM alliance	—	—	—	126,425	126,425

Exiting of United Kingdom activities	—	27,023	18,000	99,977	145,000

	—	27,023	18,000	226,402	271,425

September 1998:

Closure of two clinical sites	1,848,307	—	15,000	272,000	287,000

GFI goodwill impairment	4,207,712	—	—	—	—

	6,056,019	—	15,000	272,000	287,000

Total 1998 charges	$6,056,019	$27,023	1,227,762	743,402	$1,998,187

1998 payments and adjustments:

Termination of IBM alliance			—	2,080,300	$2,080,300

Closing of leased facility			—	82,443	82,443

March 1998 corporate reorganization			648,934	176,155	825,089

Exiting of United Kingdom activities			18,000	50,202	68,202

Closure of two clinical sites			15,000	13,420	28,420

Total 1998 payments and adjustments			681,934	2,402,520	$3,084,454

Reserve at December 31, 1998			545,828	440,882

1999 payments and adjustments:

Termination of IBM alliance			—	46,125	$46,125

Closing of leased facility			—	111,914	111,914

March 1998 corporate reorganization			545,828	68,846	614,674

Exiting of United Kingdom activities			—	49,627	49,627

Closure of two clinical sites			—	104,097	104,097

Total 1999 payments and adjustments			545,828	380,609	$926,437

Reserve at December 31, 1999 (to be

paid in 2000)			$—	$60,273

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
For the Years Ended December 31, 1997, 1998 and 1999

3. Accounts Receivable

      Accounts receivable consist of the following:

	December 31,

	1998	1999

Trade accounts receivable:

Billed	$1,462,082	$205,735

Unbilled	1,397,915	58,758

Total trade accounts receivable	2,859,997	264,593

Other	29,570	100,052

Allowance for doubtful accounts	(158,000)	(30,000)

	$2,731,567	$334,645

      Included in other receivables at December 31, 1999, is $73,000, which is due from West as final settlement on the accounts receivable that were sold on April 20, 1999 along with the Clinical Business.

      Movement of the allowance for doubtful accounts is as follows:

	Year ended December 31,

	1997	1998	1999

Balance at beginning of year	$264,000	$310,000	$158,000

Provision (credit) for uncollectible accounts	96,000	(55,000)	28,000

Sale of Clinical Business	—	—	(154,000)

Uncollectible accounts written off	(50,000)	(97,000)	(2,000)

Balance at end of year	$310,000	$158,000	$30,000

      The net credit for uncollectible accounts recognized in 1998 was primarily due to favorable collection efforts in 1998 of disputed contracts, provided for in the prior year.

4. Notes Receivable

      In September 1999, the Company loaned an officer $44,400 as part of a relocation package. The loan bears interest at 5.5%, compounded monthly. The Company also has another employee loan outstanding of $18,000 bearing interest at 5.5%, compounded monthly, of which $6,650 is payable to the Company prior to December 31, 2000. Accrued but unpaid interest on all loans totals $1,017 at December 31, 1999.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 1997, 1998 and 1999

5. Short-term Investments

      The following is a summary of held-to-maturity securities:

	December 31, 1998		December 31, 1999

	Cost	Amortized Cost	Cost	Amortized Cost

U.S. Treasury securities and

obligations of U.S. government

agencies	$4,421,516	$4,440,507	$2,336,292	$2,343,391

Obligations of states and political subdivisions	1,478,377	1,495,542	—	—

U.S. corporate obligations	16,428,993	16,684,618	12,134,002	12,231,680

	$22,328,886	$22,620,667	$14,470,294	$14,575,071

6. Accrued Expenses

      Accrued expenses consist of the following:

	December 31,

	1998	1999

Contract services costs	$1,285,009	$112,247

Special items (see Note 2)	986,710	60,273

Payroll and other employee costs	658,828	220,433

Income taxes payable	12,311	209,038

Other	721,719	262,578

	$3,664,577	$864,569

7. Income Taxes

      Income tax expense (benefit) consists of the following:

	Year ended December 31,

	1997	1998	1999

Current:

Federal	$(197,990)	$—	$92,000

State and local	140,420	80,000	292,000

	$(57,570)	$80,000	$384,000

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 1997, 1998 and 1999

      A reconciliation of income taxes (benefit) at the United States Federal statutory rate to the effective income tax rate is as follows:

	Year ended December 31,

	1997	1998	1999

Income taxes (benefit) at the United

States statutory rate	$(2,529,700)	$(4,758,700)	$3,435,200

Non – U.S. income tax	189,900	457,600	363,500

State and local income taxes	92,700	52,800	192,700

Net operating loss carryback (carryforward)	198,000	—	(1,629,300)

Federal alternative minimum tax	—	—	92,000

Change in valuation allowance	2,395,000	4,871,000	(3,804,000)

Allowances, accruals and other	(403,470)	(542,700)	1,733,900

	$(57,570)	$80,000	$384,000

      At December 31, 1999 the Company had a net operating loss carryforward of approximately $7.5 million, for United States income tax purposes, which will expire in the year 2013. The Company also had a net operating loss carryforward of approximately $1.9 million, for German income tax purposes. The significant components of the Company’s deferred tax assets (liabilities) are as follows:

	December 31,

	1998	1999

Deferred tax assets (liabilities):

U.S. net operating loss carryforwards	$4,492,000	$2,546,000

Non – U.S. net operating loss carryforwards	534,000	936,000

Allowances and accruals	433,000	107,000

Depreciation and amortization	1,860,000	(74,000)

	7,319,000	3,515,000

Valuation allowance	(7,319,000)	(3,515,000)

Net deferred tax assets recorded	$—	$—

8. Operating Leases

      The Company leases certain office equipment and space. Rent expense relating to these operating leases was approximately $1,010,000, $1,060,000 and $490,000 in 1997, 1998 and 1999, respectively. Future minimum lease payments and sublease receipts for the Company under noncancelable operating leases as of December 31, 1999 are as follows:

Year ending December 31,	Payments	Receipts

2000	$906,000	$147,800

2001	371,900	154,300

2002	87,700	51,900

	$1,365,600	$354,000

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 1997, 1998 and 1999

9. Shareholders’ Equity

Serial Preferred Shares

      At December 31, 1998 and 1999, the Company had 1,000,000 Serial Preferred Shares, without par value, authorized, with none outstanding.

Treasury Shares

      On August 9, 1999, the Company completed a tender offer by repurchasing 3.3 million of its Common Shares at a purchase price of $6.00 per share. The cost of the tender offer was $20.2 million.

10. Share Option Plans

      The Company has four share option plans. At December 31, 1999, the Company had reserved 1,077,208 Common Shares for the exercise of Common Share options. The weighted average contractual life of all options outstanding was 8.4 years as of December 31, 1999. The range of exercise prices for all options outstanding at December 31, 1999 was $0.15 to $10.75.

      The Amended and Restated 1994 Directors’ Share Option Plan (“Director Plan”) was established by the Company in July 1994. The Director Plan provided for the granting of a maximum of 11,000 options to purchase Common Shares to directors of the Company for their participation in Board of Directors’ meetings. The option price per share is equal to the fair market value of a Common Share on the date of grant. All options awarded and outstanding under the Director Plan are 100% vested as of December 31, 1999. All options granted under the Director Plan expire ten years after the grant date.

      The Amended and Restated 1992 Share Incentive Plan (“1992 Plan”) was approved by the Company’s shareholders on September 23, 1992. The 1992 Plan provided for the granting of a maximum of 481,333 options to purchase Common Shares to key employees and consultants of the Company and its affiliates. Prior to May 1995, options to purchase 316,499 Common Shares were granted at exercise prices of less than the fair market value of a Common Share on the date of grant. The Company has recognized compensation expense related to these Common Share options of $14,356 in 1997 and $5,585 in 1998. No further compensation expense will be recorded related to these Common Share options. Subsequent to April 1995, all options to purchase Common Shares awarded under the 1992 Plan were granted at exercise prices that represented the fair market value of a Common Share on the date of grant. All options awarded and outstanding under the 1992 Plan are 100% vested as of December 31, 1999. All options granted under the 1992 Plan expire ten years after the grant date.

      The Amended and Restated 1996 Outside Directors’ Stock Option Plan, as amended (“1996 Director Plan”) was established by the Company in February 1996. The 1996 Director Plan provides for the granting of a maximum of 175,000 options to purchase Common Shares to outside directors of the Company. During 1999, 70,000 Common Share options were granted at exercise prices of less than the fair market value of a Common Share on the date of grant. The Company recognized compensation expense related to these Common Share options of $21,700 in 1999. No further compensation expense will be recorded related to these Common Share options. All other options granted under the 1996 Director Plan have been granted at exercise prices that represented the fair market value of a Common Share on the date of grant. All options awarded and outstanding under the 1996 Director Plan are 100% vested as of December 31, 1999. All options granted under the 1996 Director Plan expire ten years after the grant date.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 1997, 1998 and 1999

      The Amended and Restated 1996 Key Employees and Consultants Stock Option Plan (“1996 Plan”) was established by the Company in February 1996. The 1996 Plan provides for the granting of a maximum of 557,667 options to purchase Common Shares to key employees and consultants of the Company and its affiliates. Vesting of options awarded under the 1996 Plan is determined by the Company’s Compensation Committee, as appointed by the Board of Directors, and all options granted under the 1996 Plan expire ten years after the grant date.

      The Company’s share option activity and related information is summarized below:

	Year ended December 31,

	1997		1998		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at

beginning of

Period	523,000	$3.66	564,775	$5.30	444,650	$4.69

Granted	287,600	7.00	31,000	4.24	495,489	3.78

Exercised	(102,458)	1.67	(10,000)	0.21	(167,450)	3.05

Canceled	(143,367)	5.32	(141,125)	7.31	(106,600)	8.44

Outstanding at

end of period	564,775	$5.30	444,650	$4.69	666,089	$3.83

Exercisable at

end of period	196,500	$2.54	274,800	$3.26	252,600	$4.06

      On April 20, 1999, the Company sold its Clinical Business to West. The sale of the Clinical Business represented a change of control as defined in each of the Company’s share option plans. Upon completion of the sale of the Clinical Business all 444,650 Common Share options, which were outstanding on April 20, 1999, became fully vested.

      During 1999, the Company established the 1999 Outside Director Stock Option Plan (“1999 Plan”), subject to shareholder approval. The 1999 Plan provides for the granting of a maximum of 250,000 options to purchase Common Shares to outside directors of the Company. If the 1999 Plan is approved, the number of shares reserved for the 1996 Director Plan will be reduced to 78,000. The 1999 Plan will provide for the granting of 10,000 Common Share options upon the initial appointment or election of an Outside Director to the Company’s Board of Directors. Additional grants of 12,500 Common Share options will be made to each Outside Director on the day of the Company’s annual meeting of shareholders. The option price per share is equal to the fair market value of a Common Share on the date of grant, but cannot be less than the par value of a Common Share. Options fully vest on the day of the Company’s next annual meeting of shareholders following the grant date. All options granted under the 1999 Plan expire ten years after the grant date. In 1999, the Company’s Board of Directors have approved the granting of a total of 72,500 Common Share options (excluded from the table above) at exercise prices of $3.63 and $3.75 per share, subject to shareholder approval of the 1999 Plan. Pursuant to APB 25, compensation expense may be incurred in 2000 related to these options, if the market value of the Company’s Common Shares is greater than the exercise price of the Common Share options, upon approval of the 1999 Plan.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 1997, 1998 and 1999

      The 1996 Plan was amended, subject to shareholder approval, to provide for the granting of a maximum of 757,667 options. In 1999, the Company has approved the granting of a total of 10,625 Common Share options (excluded from the table above) at an exercise price of $3.63 per share, subject to shareholder approval of the amendment to the 1996 Plan. Pursuant to APB 25, compensation expense may be incurred in future periods related to these options, if the market value of the Company’s Common Shares is greater than the exercise price of the Common Share options, upon approval of the amendment to the 1996 Plan.

      If the amendment to the 1996 Plan and the 1999 Plan are approved by the Company’s shareholders, the Company will have 1,430,208 Common Shares reserved for the exercise of Common Share options. Of the 1,430,208 Common Shares reserved, 305,041 have previously been issued, leaving 1,125,167 available for future exercises of Common Share options.

11. Stock Based Compensation

      The Company has elected to follow APB 25 and related interpretations in accounting for its employee and director stock options. As discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25 compensation expense has been recognized for all options granted at less than the fair market value of the Common Shares on the date of grant.

      Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1998 and 1999, respectively: risk free interest rate of 6.0%, 5.5% and 5.5%, a volatility factor of the expected market price of the Common Shares of 0.66, 0.34 and 0.34, and a dividend yield of 0.0% for each year and a weighted-average expected life of the option of seven years. Using the Black-Scholes model, the weighted-average fair value per share of options granted during 1997, 1998 and 1999 was $5.18, $1.91, and $2.18, respectively.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures, the estimated value of the options is amortized to expense over the options’ vesting period. The pro forma results are not necessarily indicative of what would have occurred had the Company adopted SFAS 123. The Company’s pro forma information follows:

	Year ended December 31,

	1997	1998	1999

Pro forma net income (loss)	$(7,798,678)	$(14,485,188)	$8,899,528

Pro forma basic income (loss) per share	$(1.29)	$(2.48)	$1.81

Pro forma diluted income (loss) per share	$(1.29)	$(2.48)	$1.78

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 1997, 1998 and 1999

12. Retirement Savings Plan

      The Company sponsors The DATATRAK International, Inc. Retirement Savings Plan (the “Plan”) as defined by Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all employees who elect to participate. Participants may contribute up to 20% of their annual compensation into a variety of mutual fund options or Common Shares. Matching and profit sharing contributions by the Company are discretionary. The Company did not make any matching or profit sharing contributions in 1997, 1998 or 1999.

13. Segment Information

      Prior to April 20, 1999, the Company operated in two principal business segments: The DATATRAK EDC Business and the Clinical Business. The Clinical Business was sold on April 20, 1999. The DATATRAK EDC Business provides EDC technology and other services to assist various clinical trial sponsors and CROs in the timely completion of clinical trials. The Clinical Business, a multi-specialty site management organization, provided Phase I through IV clinical research services and over-the-counter product services. Subsequent to April 20, 1999, the Company operates only the DATATRAK EDC Business.

      The Company evaluates performance and allocates resources based on profit or loss from operations before other income and expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There have been no intersegment sales.

      The Company’s reportable segments represent business units that offer different services utilized in the performance of clinical trials. The reportable segments are managed separately because they offer separate and distinct services to customers in the clinical research industry.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 1997, 1998 and 1999

      Information on the Company’s business segments is as follows:

	DATATRAK EDC	Clinical
Year ended December 31,	Business	Business	Total
Revenue:

1997	$—	$17,237,232	$17,237,232

1998	131,752	13,094,326	13,226,078

1999	900,388	4,910,777	5,811,165

Impairment charge:

1997	—	—	—

1998	—	6,056,019	6,056,019

1999	—	—	—

Special items:

1997	2,737,916	256,681	2,994,597

1998	753,214	1,244,973	1,998,187

1999	—	—	—
Depreciation and amortization:

1997	196,830	817,718	1,014,548

1998	469,672	685,238	1,155,110

1999	670,630	129,865	800,495

Income (loss) from operations:

1997	(7,421,830)	(1,906,944)	(9,328,774)

1998	(5,625,728)	(9,837,447)	(15,463,175)

1999	(4,917,535)	294,493	(4,623,042)

Expenditures for long-lived assets:

1997	1,076,951	367,398	1,444,349

1998	1,405,925	240,505	1,646,430

1999	737,717	8,717	746,434

Assets at December 31,

1998	28,364,650	5,175,149	33,539,799

1999	19,483,393	—	19,483,393

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 1997, 1998 and 1999

Enterprise-Wide Disclosures

      Geographic Information

		United
Year ended December 31,	United States	Kingdom	Germany	Total
Revenue:

1997	$16,733,004	$504,228	$—	$17,237,232

1998	13,093,095	1,231	131,752	13,226,078

1999	5,598,946	—	212,219	5,811,165

Income (loss) before income taxes:

1997	(7,061,543)	(378,630)	—	(7,440,173)

1998	(12,621,415)	(490,923)	(883,884)	(13,996,222)

1999	11,546,971	—	(1,443,429)	10,103,542

Assets at December 31,

1998	33,247,934	42,507	249,358	33,539,799

1999	19,199,049	—	284,344	19,483,393

      Major Customers — During the three years ended December 31, 1999, the DATATRAK EDC Business had no customers that accounted for 10% or more of the Company’s total revenue.

      During 1997, the Clinical Business recorded revenue of approximately $1.8 million and $2.2 million from two separate customers. During 1998, the Clinical Business recorded revenue of approximately $1.9 million and $1.7 million from two separate customers. During 1999, the Clinical Business recorded revenue of approximately $1.0 million from one customer.

14. Legal Proceedings

      On September 5, 1997, a summons and complaint was filed by the Company in the Netherlands against the shareholders’ of U-Gene Research B.V. (“U-Gene”) for breach of contract. The claim was for monetary damages for costs incurred and liquidated damages related to an aborted acquisition of U-Gene. Responsive pleadings by the defendants were filed in March 1999. In December 1999, a Dutch court ruled in favor of the Company, and the Company was awarded $1.3 million. U-Gene did not appeal this decision. The Company has recorded the $1.3 million as other income for the year ended December 31, 1999.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 1997, 1998 and 1999

15. Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended December 31,

	1997	1998	1999

Net income (loss) used in the calculation of

basic and diluted earnings per share	$(7,382,603)	$(14,076,222)	$9,719,542

Denominator for basic net income (loss) per

share — weighted average Common Shares

outstanding	6,384,469	6,421,820	5,208,535

Effect of dilutive Common Share options	—	—	84,951

Denominator for diluted net income (loss) per share	6,384,469	6,421,820	5,293,486

Basic net income (loss) per share	$(1.16)	$(2.19)	$1.87

Diluted net income (loss) per share	$(1.16)	$(2.19)	$1.84

Common Share options excluded from the

computation of diluted net income (loss)

per share because they would have an

antidilutive effect on net income (loss) per

share	564,775	444,650	212,576

16. Pro Forma Information (Unaudited)

      On April 20, 1999, the Company sold its Clinical Business to West for $15.6 million, less applicable transaction costs. On August 9, 1999, the Company completed a tender offer for a portion of its Common Shares by repurchasing 3,300,000 Common Shares at a price of $6.00 per share. Unaudited pro forma data for the years ended December 31, 1998 and 1999 as though the Company had completed these transactions at the beginning of 1998 are set forth below. The pro forma operating results are not necessarily indicative of what would have occurred had the transactions taken place on January 1, 1998.

	Year ended December 31,

	1998	1999

Pro forma revenue	$131,752	$900,388

Pro forma net loss	(3,946,468)	(2,537,777)

Pro forma basic loss per share	(1.26)	(0.79)

Pro forma diluted loss per share	(1.26)	(0.79)

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 1997, 1998 and 1999

17. Quarterly Data (Unaudited)

      Selected quarterly data is as follows (in thousands):

	Year Ended December 31, 1998

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$2,364	$2,654	$3,690	$4,518

Gross profit	339	300	688	1,388

Loss from operations	(4,028)	(2,638)	(8,113)	(684)

Net loss	(3,618)	(2,216)	(7,707)	(535)

Net loss per share: basic	(0.56)	(0.35)	(1.20)	(0.08)

Net loss per share: diluted	(0.56)	(0.35)	(1.20)	(0.08)

	Year Ended December 31, 1999

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$4,180	$924	$172	$535

Gross profit (loss)	1,530	244	(29)	41

Loss from operations	(1,236)	(934)	(1,193)	(1,260)

Net income (loss)	(1,109)	11,738	(939)	30

Net income (loss) per share: basic	(0.17)	1.82	(0.20)	0.01

Net income (loss) per share: diluted	(0.17)	1.79	(0.20)	0.01

      The Company recorded special items charges of $1,998,187 during 1998. The Company recorded a charge of $1,439,762 in the first quarter of 1998 to recognize costs associated with employee severance and other special items. In June 1998, a special items charge of $271,425 was recorded related to the Company’s exiting of United Kingdom and other activities. In September 1998, a special items charge of $287,000 was recorded for costs associated with the closure of two of the Company’s clinical sites. During the third quarter of 1998, the Company recorded a $6,056,019 asset impairment charge related to goodwill write-downs associated with GFI and the two Company owned research sites, which were closed.

      During the second quarter of 1999, the Company sold its Clinical Business to West, resulting in a gain of $12.2 million. During the fourth quarter of 1999, the Company recorded $1.3 million of other income as a result of a favorable lawsuit settlement.

Exhibit Index

Exhibit No.	Description	Page
2.1	Asset Purchase Agreement, dated December 21, 1998 among Collaborative Clinical Research, Inc., GFI Pharmaceutical Services, Inc., Collaborative Holdings, Inc., DataTRAK, Inc. and The West Company, Incorporated	(F)

3.1	Fifth Amended and Restated Articles of Incorporation	(B)

3.2	Form of Certificate of Amendment to the Fifth Amended and Restated Articles of Incorporation	(F)

3.3	Form of Certificate of Amendment to the Fifth Amended and Restated Articles of Incorporation	(G)

3.3	Third Amended and Restated Code of Regulations	(B)

4.1	Specimen Certificate of the Company’s Common Shares, without par value

4.2	Second Amended and Restated Registration Agreement, dated July 15,1994, as amended on June 1, 1995 and February 5, 1996	(A)

10.1	Amended and Restated 1994 Directors’ Share Option Plan*	(C)

10.2	Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(C)

10.3	Amendment No. 2 to the Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(F)

10.4	Amended and Restated 1992 Share Incentive Plan*	(C)

10.5	Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(C)

10.7	Form of Indemnification Agreement*	(A)

10.8	Employment Agreement between the Company and Jeffrey A. Green, dated July 1, 1994*	(A)

10.9	Employment Agreement between the Company and Terry C. Black, dated July 20, 1994*	(A)

10.10	Separation Agreement between the Company and Terry C. Black, dated December 22, 1998*	(E)

10.11	Employment Agreement between the Company and Marc J. Shlaes dated July 2, 1998*

10.12	Employment Agreement between the Company and Wolfgang Summa, dated January 13, 1998*

10.13	DATATRAK International, Inc. Retirement Savings Plan*	(D)

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

27.1	Financial Data Schedule

*	Management compensatory plan or arrangement.

(A)	Incorporated herein by reference to the appropriate exhibit to the Company’s Registration Statement on Form S-1 (Registration statement No. 333-2140).

(B)	Incorporated herein by reference to the appropriate exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 1996 (Commission file No. 000-20699).

(C)	Incorporated herein by reference to the appropriate exhibit to the Company’s Registration Statement on Form S-8 (Registration statement No. 333-16061).

(D)	Incorporated herein by reference to the appropriate exhibit to the Company’s Registration Statement on Form S-8 (Registration statement No. 333-26251).

(E)	Incorporated herein by reference to the appropriate exhibit to the Company’s Form 10-K for the year ended December 31, 1998 (Commission file No. 000-20699).

(F)	Incorporated herein by reference to the appropriate exhibit to the Company’s Schedule 14A dated March 17, 1999 (Commission File No. 000-20699).

(G)	Incorporated herein by reference to the appropriate exhibit to the Company’s Schedule 14A dated August 25, 1999 (Commission File No. 000-20699).

E-1