Form 10-Q
period 2000-03-31
DATATRAK INTERNATIONAL INC
filed 2000-05-12
CIK 886530

Item 1 — Financial Statements
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II. Other Information

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934

For the Quarterly Period Ended March 31, 2000

Commission file number 000-20699

DATATRAK International, Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1685364

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20600 Chagrin Boulevard Cleveland, Ohio	44122

(Address of principal executive offices)	(Zip Code)

(216) 921-6505

(Registrants telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       X     Yes       No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

The number of Common Shares, without par value, outstanding as of April 30, 2000 was 3,290,322.

Part I. Financial Information

Item 1 — Financial Statements

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Note A)	(Unaudited)
	December 31,	March 31,
	1999	2000

ASSETS

Current assets:

Cash and cash equivalents	$2,961,403	$1,995,383

Short-term investments	14,575,071	13,925,757

Accounts receivable, less allowances	334,645	574,044

Prepaid expenses and other current assets	289,016	250,180

Total current assets	18,160,135	16,745,364

Property and equipment, at cost net of accumulated depreciation and amortization	1,257,558	1,344,220

Other assets	65,700	78,506

Total assets	$19,483,393	$18,168,090

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$281,867	$191,398

Accrued expenses	864,569	746,361

Deferred revenue	30,960	14,758

Total current liabilities	1,177,396	952,517

Shareholders’ equity:

Foreign currency translation	(38,789)	(74,003)

Serial preferred shares, without par value, 1,000,000 shares authorized, none issued	—	—

Common shares, without par value, authorized 15,000,000 shares; issued 6,590,322 shares as of December 31, 1999 and March 31, 2000; outstanding 3,290,322 shares as of December 31, 1999 and March 31, 2000	50,236,553	50,236,553

Accumulated deficit	(11,703,459)	(12,758,669)

Treasury shares, 3,300,000 shares at cost	(20,188,308)	(20,188,308)

Total shareholders’ equity	18,305,997	17,215,573

Total liabilities and shareholders’ equity	$19,483,393	$18,168,090

Note A:	The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	1999	2000

Revenue	$4,179,648	$497,342

Direct costs	2,649,177	468,062

Gross profit	1,530,471	29,280

Selling, general and administrative expenses	2,517,527	1,142,739

Depreciation and amortization	249,314	187,480

Loss from operations	(1,236,370)	(1,300,939)

Other income (expense):

Interest income	322,753	237,944

Other income (expense)	(155,387)	7,785

Loss before income taxes	(1,069,004)	(1,055,210)

Income tax expense	40,000	—

Net loss	$(1,109,004)	$(1,055,210)

Basic and diluted net loss per share	$(0.17)	$(0.32)

Weighted average common shares outstanding	6,428,028	3,290,322

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	1999	2000

Operating Activities

Net loss	$(1,109,004)	$(1,055,210)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	249,314	187,480

Other	(111,766)	(200,194)

Changes in operating assets and liabilities:

Accounts receivable	(1,518,801)	(247,115)

Accounts payable and accrued expenses	(557,090)	(170,778)

Other	(81,442)	16,952

Net cash used in operating activities	(3,128,789)	(1,468,865)

Investing Activities

Purchases of property and equipment	(150,793)	(281,890)

Maturities of short term investments	18,289,128	17,029,000

Purchases of short term investments	(15,967,021)	(16,176,492)

Net cash provided by investing activities	2,171,314	570,618

Financing Activities

Issuance of note receivable	—	(6,540)

Net proceeds from issuance of common shares	1,200	—

Net cash provided by (used in) financing activities	1,200	(6,540)

Effect of exchange rate on cash	85,338	(61,233)

Decrease in cash and cash equivalents	(870,937)	(966,020)

Cash and cash equivalents at beginning of period	4,072,586	2,961,403

Cash and cash equivalents at end of period	$3,201,649	$1,995,383

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DATATRAK International, Inc. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 1999 (File No. 000-20699).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that might affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Net Loss per Share

The following table sets forth the computation of basic and diluted loss per share.

	Three Months Ended March 31,

	1999	2000

Net loss used in the calculation of basic and diluted earnings per share	$(1,109,004)	$(1,055,210)

Denominator for basic net loss per share – weighted average Common Shares outstanding	6,428,028	3,290,322

Effect of dilutive Common Share options and warrants	—	—

Denominator for diluted net loss per share	6,428,028	3,290,322

Basic net loss per share	$(0.17)	$(0.32)

Diluted net loss per share	$(0.17)	$(0.32)

Common Share options excluded from the computation of diluted net loss per share because they would have an antidilutive effect on net loss per share	432,450	666,089

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000
(Unaudited)

3. Segment Disclosures and Related Information

The Company currently operates one business segment: the DATATRAK EDC Business. The DATATRAK EDC Business is an Application Service Provider (“ASP”) that provides electronic data capture (“EDC”) technology and other services to assist its customers in the timely completion of clinical trials. Prior to April 20, 1999, the Company also operated the Clinical Business, which provided Phase I through IV clinical research services and over-the-counter product services. The Clinical Business was sold on April 20, 1999, and the Company no longer operates that business.

Historically, prior to the sale of the Clinical Business, the Company evaluated performance and allocated resources based on profit or loss from operations before other income and expense and income taxes. The accounting policies of the reportable segments were the same as those described in the summary of significant accounting policies.

The Company’s reportable segments are business units that offer different services utilized in the performance of clinical trials. The reportable segments are managed separately because they offer separate and distinct services to customers in the clinical research industry.

      Information on the Company’s business segments is as follows:

	DATATRAK EDC
Three Months ended March 31,	Business	Clinical Business	Total

Revenue:

1999	$33,609	$4,146,039	$4,179,648

2000	497,342	—	497,342

Income (loss) from operations:

1999	(1,541,241)	304,871	(1,236,370)

2000	(1,300,939)	—	(1,300,939)

4. Comprehensive Income (loss)

The following table sets forth comprehensive income (loss).

	Three Months Ended March 31,

	1999	2000

Net loss	$(1,109,004)	$(1,055,210)

Foreign currency translation	25,046	(35,214)

Comprehensive loss	$(1,083,958)	$(1,090,424)

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The information set forth and discussed below for the three months ended March 3l, 2000 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

General

The Company’s DATATRAK EDC Business is an application service provider (“ASP”) that uses the software known as DATATRAK EDC™ to provide EDC and other services, which assist companies in the clinical pharmaceutical, biotechnology, contract research organization (“CRO”) and medical device research industries, to accelerate the completion of clinical trials. The DATATRAK EDC Business is the sole source of the Company’s revenue and along with corporate overhead is the sole draw on the Company’s working capital. Approximately 88% of the Company’s assets, or approximately $15.9 million, are held in cash, cash equivalents and short-term investments. The DATATRAK EDC Business has recognized minimal revenue to date and has experienced significant losses and negative cash flow from operations since its inception in 1997. The Company is continuing to develop and commercialize the DATATRAK EDC Business and anticipates that its operating results will fluctuate significantly from period to period. There can be no assurance of the Company’s long-term future prospects.

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

DATATRAK is also a seller and licenser of software. Generally, revenue is recognized upon delivery of sold software. Licensing revenue is recognized ratably over the life of the license. To date DATATRAK, has not recognized any revenue from software sales.

Since its purchase of the DATATRAK EDC™ software in January 1998, DATATRAK has recorded revenue related to a small number of contracts. At March 31, 2000, DATATRAK’s backlog was $1.8 million. Of this backlog, $1.2 million relates to three contracts from one customer. Due to DATATRAK’s early stage of development and its low level of backlog, there can be no assurance as to its future levels of revenue.

Results of Operations – DATATRAK EDC Business

The following tables set forth, for the periods indicated, certain items from the Company’s Consolidated Statements of Operations, expressed in thousands, for the Company’s DATATRAK EDC Business.

	Three Months ended March 31

	2000	1999

Revenue	$497	$34

Direct costs	468	152

Gross profit (loss)	29	(118)

Selling, general and administrative expenses	1,143	1,284

Depreciation and amortization	187	139

Loss from operations	(1,301)	(1,541)

Other income (expense)	246	167

Loss before income taxes	(1,055)	(1,374)

Income tax expense	—	40

Net loss	$(1,055)	$(1,414)

      Three months ended March 31, 2000 compared with three months ended March 31, 1999

Revenue for the three months ended March 31, 2000 increased to $500,000 as compared to $30,000 for the three months ended March 31, 1999. The increase was the result of an increase in the number of clinical trials using the DATATRAK EDC™ software.

Direct costs of revenue, mainly personnel costs, were $470,000 and $150,000 during the three months ended March 31, 2000 and 1999, respectively. The increase in direct costs was mainly the result of increased personnel costs of $210,000 caused by additional employees. The remaining increase was due to additional contract costs related to the increased usage of the DATATRAK EDC™ software.

SG&A expenses decreased from $1.3 million to $1.1 million for the three months ended March 31, 1999 and 2000, respectively. First quarter of 1999 expenses included a one-time expense of $350,000 associated with services provided by an outside consultant to assess the market potential of the DATATRAK EDC™ software. This decrease was partially offset by an increase in other SG&A expenses, primarily personnel and other costs, associated with the Company’s development of and marketing of the DATATRAK EDC Business.

Depreciation and amortization expense increased from $140,000 during the three months ended March 31, 1999 to $190,000 during the three months ended March 31, 2000. The increase was the result of depreciating capital expenditures associated with the building of DATATRAK’s information technology infrastructure.

Other income increased from $170,000 during the three months ended March 31, 1999 to $250,000 during the three months ended March 31, 2000. This increase was partially caused by $110,000 of expenses associated with the sale of the Company’s Clinical Business and $50,000 of expense related to the disposal of obsolete equipment during the three months ended March 31, 1999. Other income also includes interest income which decreased $80,000 for the three months ended March 31, 2000 compared to March 31, 1999, due to the Company’s use of cash to fund its repurchase of Common Shares, operating losses and other working capital needs.

Income tax expense for the three months ended March 31, 1999 was $40,000 as a result of state taxes incurred.

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

The Company’s contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received upon completion of negotiated performance milestones throughout the life of the contract. All amounts received are recorded as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. The Company typically receives a low volume of large-dollar receipts. Accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable (net of allowance for doubtful accounts) was $570,000 at March 31, 2000 and $330,000 at December 31, 1999. Deferred revenue was $10,000 at March 31, 2000 and $30,000 at December 31, 1999.

Cash and cash equivalents decreased $970,000 during the three months ended March 31, 2000. This was the result of $570,000 provided by investing and financing activities, offset by $1.5 million used in operating activities. Investing activities included net proceeds of $850,000 from purchases and maturities of short-term investments offset by $280,000 used to purchase property and equipment. Cash used for operating activities resulted from the funding of net operating losses and other working capital needs.

At March 31, 2000, the Company had working capital of $15.8 million, and its cash, cash equivalents and short-term investments totaled $15.9 million. The Company’s working capital decreased by $1.2 million since December 31, 1999. The decrease was primarily the result of the $1.6 million decrease in cash, cash equivalents and short-term investments and a $240,000 increase in accounts receivable.

In January 1998, DATATRAK purchased the EDC software now known as DATATRAK EDC™ from Padcom for $610,000. The Company is responsible for funding the future development and testing of this software. The Company will also continue to invest in the development of the DATATRAK® process. The Company’s sources of cash are cash generated by operations and the maturities of short-term investments. The DATATRAK EDC Business has had a negative cash flow of approximately $12.7 million since it began operations in 1997. The Company’s operations and the EDC market are still in a developmental stage. While the Company has experienced marginal revenue growth in the DATATRAK EDC Business, it anticipates a negative cash flow from operations during 2000, as the Company continues to build its operational and business development infrastructure. The Company anticipates software development and other capital expenditures of $2.5 million to $2.7 million over the next two years for continued commercialization and product development of DATATRAK EDC™, which the Company expects to fund from existing cash and cash equivalents, maturities of short-term investments and cash flow from operations.

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

The Company’s most likely worst-case scenario would be a long-term electrical power disruption. The Company’s contingency plans for large-scale Year 2000 disruptions, that may occur at future dates, focuses on two critical high-level operational issues: (1) the preservation and availability of critical company data and (2) the use of manual transaction processing until all disruptions are eliminated. Because the Company has not, to date, experienced any significant problems in the Year 2000, it does not anticipate any major impact on in its operations.

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

Foreign Currency Risk

The Company’s foreign sales and results of operations are subject to the impact of foreign currency fluctuations. Approximately 29% of the DATATRAK EDC Business’s revenue for the three months ended March 31, 2000 was earned in Germany. The Company manages its risk to foreign currency exchange rates by maintaining foreign currency bank accounts in currencies which it regularly transacts business. The Company does not currently hedge against the risk of exchange rate fluctuations.

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

Information About Forward-Looking Statements

Certain statements made in this Form 10-Q, other SEC filings or written materials or orally by the Company or its representatives may constitute forward looking statements that are based on management’s current beliefs, estimates and assumptions concerning the operations, future results and prospects of the Company and the clinical pharmaceutical research industry in general. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements related to future revenue, profits, expenses, income and earnings per share or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). In addition, words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to the safe harbors created in the Exchange Act. Factors that may cause actual results to differ materially from those in the forward looking statements include the ability of the Company to absorb corporate overhead and other fixed costs in order to successfully market the DATATRAK EDC™ software; the development and fluctuations in the market for electronic data capture technology; the degree of the Company’s success in obtaining new contracts; the timing of payments from customers and the timing of clinical trial sponsor decisions to conduct new clinical trials or cancel or delay ongoing trials;

dependence on key personnel; governmental regulation; the early stage of the Company’s DATATRAK business and operations; and general economic conditions such as the rate of employment, inflation, interest rates and the condition of capital markets. This list of factors is not exclusive. In addition, the Company’s success depends on the outcome of various strategic initiatives it has undertaken, all of which are based on assumptions made by the Company concerning trends in the clinical research market and the health care industry.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

See the Exhibit Index at page E – 1 of this Form 10 – Q.

(b) Reports on Form 8-K

No reports were filed on form 8-K during the three months ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATATRAK International, Inc.

Registrant

Date:	5/12/00	/s/ Jeffrey A. Green

Jeffrey A. Green, President and Chief Executive Officer and a Director (Principal Executive Officer)

Date:	5/12/00	/s/ Terry C. Black

Terry C. Black, Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

Exhibit Index

Exhibit
No.	Description	Page

4.1	Specimen Certificate of the Company’s Common Shares, without par value	(B)

4.2	Second Amended and Restated Registration Agreement, dated July 15,1994, as amended on June 1, 1995 and February 5, 1996	(A)

10.1	Amended and Restated 1994 Directors’ Share Option Plan*	(C)

10.2	Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(C)

10.3	Amendment No. 2 to the Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(F)

10.4	Amended and Restated 1992 Share Incentive Plan*	(C)

10.5	Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(C)

10.6	Amendment No. 2 to the Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(G)

10.7	Form of Indemnification Agreement*	(A)

10.8	Employment Agreement between the Company and Jeffrey A. Green, dated July 1, 1994*	(A)

10.9	Employment Agreement between the Company and Terry C. Black, dated July 20, 1994*	(A)

10.10	Separation Agreement between the Company and Terry C. Black, dated December 22, 1998*	(E)

10.11	Employment Agreement between the Company and Marc J. Shlaes dated July 2, 1998*	(B)

10.12	Employment Agreement between the Company and Wolfgang Summa, dated January 13, 1998*	(B)

10.13	DATATRAK International, Inc. Retirement Savings Plan*	(D)

10.14	1999 Outside Director Stock Option Plan*	(G)

15.1	Independent Accountants’ Review Report

15.2	Acknowledgement of Ernst & Young LLP

27.1	Financial Data Schedule

*	Management compensatory plan or arrangement.

E-1

Exhibit
No.	Description	Page

(A)	Incorporated herein by reference to the appropriate exhibit to the Company’s Registration Statement on Form S-1 (Registration statement No. 333-2140).

(B)	Incorporated herein by reference to the appropriate exhibit to the Company’s Form 10-K for the year ended December 31, 1999 (Commission file No. 000-20699).

(C)	Incorporated herein by reference to the appropriate exhibit to the Company’s Registration Statement on Form S-8 (Registration statement No. 333-16061).

(D)	Incorporated herein by reference to the appropriate exhibit to the Company’s Registration Statement on Form S-8 (Registration statement No. 333-26251).

(E)	Incorporated herein by reference to the appropriate exhibit to the Company’s Form 10-K for the year ended December 31, 1998 (Commission file No. 000-20699).

(F)	Incorporated herein by reference to the appropriate exhibit to the Company’s Schedule 14A dated March 17, 1999 (Commission File No. 000-20699).

(G)	Incorporated herein by reference to the appropriate exhibit to the Company’s Schedule 14A dated May 3, 2000 (Commission File No. 000-20699).

E-2