Form 10-Q
period 2001-06-30
DATATRAK INTERNATIONAL INC
filed 2001-08-13
CIK 886530

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001

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

The number of Common Shares, without par value, outstanding as of July 31, 2001 was 3,290,322.

Part I. Financial Information
Item 1 — Financial Statements

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		(Note A)
	June 30,	December 31,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$2,155,054	$2,383,244

Short-term investments	6,592,486	9,656,852

Accounts receivable, less allowances	322,867	609,351

Prepaid expenses and other current assets	408,166	377,212

Total current assets	9,478,573	13,026,659

Property and equipment, at cost net of accumulated depreciation and amortization	1,833,990	1,374,352

Other assets	14,767	84,989

Total assets	$11,327,330	$14,486,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$153,888	$129,038

Current portion of capital lease obligation	125,152	—

Accrued expenses	708,077	914,114

Deferred revenue	331,323	338,879

Total current liabilities	1,318,440	1,382,031

Capital lease obligation, less current portion	228,160	—

Shareholders’ equity:

Serial preferred shares, without par value, 1,000,000 shares authorized, none issued	—	—

Common shares, without par value, authorized 15,000,000 shares; issued 6,590,322 shares as of December 31, 2000 and June 30, 2001; outstanding 3,290,322 shares as of December 31, 2000 and June 30, 2001	50,364,053	50,356,667

Accumulated deficit	(20,314,691)	(16,987,206)

Treasury shares, 3,300,000 shares at cost	(20,188,308)	(20,188,308)

Foreign currency translation	(80,324)	(77,184)

Total shareholders’ equity	9,780,730	13,103,969

Total liabilities and shareholders’ equity	$11,327,330	$14,486,000

Note A:	The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue	$400,067	$434,580	$1,073,180	$931,922

Direct costs	428,843	366,292	858,461	717,627

Gross profit (loss)	(28,776)	68,288	214,719	214,295

Selling, general and administrative expenses	1,569,019	1,491,277	3,311,653	2,750,743

Depreciation and amortization	241,557	218,450	472,558	405,930

Loss from operations	(1,839,352)	(1,641,439)	(3,569,492)	(2,942,378)

Other income (expense):

Interest income	99,975	227,190	262,182	465,134

Other income (expense)	2,745	2,424	(20,175)	10,209

Net loss	$(1,736,632)	$(1,411,825)	$(3,327,485)	$(2,467,035)

Basic and diluted net loss per share	$(0.53)	$(0.43)	$(1.01)	$(0.75)

Weighted average common shares outstanding	3,290,322	3,290,322	3,290,322	3,290,322

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2001	2000

Operating Activities

Net loss	$(3,327,485)	$(2,467,035)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	472,558	405,930

Other	(207,489)	(274,083)

Changes in operating assets and liabilities:

Accounts receivable	277,484	(275,446)

Accounts payable and accrued expenses	(181,180)	(313,160)

Other	5,962	(32,916)

Net cash used in operating activities	(2,960,150)	(2,956,710)

Investing activities

Purchases of property and equipment	(525,810)	(618,638)

Maturities of short-term investments	17,551,000	30,458,000

Purchases of short-term investments	(14,262,760)	(27,454,394)

Net cash provided by investing activities	2,762,430	2,384,968

Financing activities

Payments under capital lease obligation	(39,788)	—

Repayment (issuance) of notes receivable	25,750	(7,517)

Net cash used in financing activities	(14,038)	(7,517)

Effect of exchange rate on cash	(16,432)	(33,480)

Decrease in cash and cash equivalents	(228,190)	(612,739)

Cash and cash equivalents at beginning of period	2,383,244	2,961,403

Cash and cash equivalents at end of period	$2,155,054	$2,348,664

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of DATATRAK International, Inc. and subsidiaries (“DATATRAK” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2000 (File No. 000-20699).

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that might affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Net Loss per Share

      The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net loss used in the calculation of basic and diluted earnings per share	$(1,736,631)	$(1,411,825)	$(3,327,485)	$(2,467,035)

Denominator for basic and diluted net loss per share – weighted average Common Shares outstanding	3,290,322	3,290,322	3,290,322	3,290,322

Basic and diluted net loss per share	$(0.53)	$(0.43)	$(1.01)	$(0.75)

Common Share options excluded from the computation of diluted net loss per share because they would have an antidilutive effect on net loss per share	1,024,923	893,137	1,024,923	893,137

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

3. Capital Lease Obligation

      During March 2001, the Company entered into an agreement with an unaffiliated third party to lease certain computer equipment. The lease has been recorded as a capital lease. Terms of the lease agreement require the Company to maintain a restricted cash balance equal to the outstanding balance payable on the lease ($353,312 at June 30, 2001). Future minimum lease payments under the capital lease obligation as of June 30, 2001 are as follows:

Twelve months ending June 30,

2002	$145,089

2003	145,089

2004	96,725

386,903

Less amounts representing interest	33,591

$353,312

4. Comprehensive loss

      The following table sets forth comprehensive loss.

	Six Months Ended June 30,

	2001	2000

Net loss	$(3,327,485)	$(2,467,035)

Foreign currency translation	(3,140)	(41,647)

Comprehensive loss	$(3,330,625)	$(2,508,682)

5. Reclassification

      Certain prior year amounts have been reclassified to conform to the current year presentation.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

      The information set forth and discussed below for the three and six month periods ended June 30, 2001 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

General

      DATATRAK is an application service provider (“ASP”) that uses the software known as DATATRAK EDC™ to provide electronic data capture (“EDC”) and other services, which assist companies in the clinical pharmaceutical, biotechnology, contract research organization (“CRO”) and medical device research industries, to accelerate the completion of clinical trials. Approximately 77% of the Company’s assets, or approximately $8.7 million, are held in cash, cash equivalents and short-term investments. The Company has experienced significant losses and negative cash flow from operations since commencing EDC operations in 1997. The Company is continuing to develop and commercialize the DATATRAK EDC™ software and anticipates that its operating results will fluctuate significantly from period to period. There can be no assurance of the Company’s long-term future prospects.

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

      At June 30, 2001, DATATRAK’s backlog was $5.5 million. Due to DATATRAK’s early stage of development and its low level of backlog, there can be no assurance as to its future levels of revenue. The Company is continuing its efforts to attract new business, however, there can be no assurance as to the results of the Company’s efforts to attract new business, nor as to the timing of revenues associated with new or existing backlog.

Results of Operations

      Three months ended June 30, 2001 compared with three months ended June 30, 2000

      Revenue for the three months ended June 30, 2001 decreased 7.0% to $400,000, as compared to $430,000 for the three months ended June 30, 2000. The lack of growth was due to the slower than expected development and conversion of backlog into revenue during 2001. The Company has recently increased its sales and marketing staff in order to attract more new business and grow backlog.

      Direct costs of revenue, mainly personnel costs, were $430,000 and $370,000 during the three months ended June 30, 2001 and 2000, respectively. The 16.2% increase in direct costs was the result of increased personnel costs of $140,000 caused by the addition of employees, in anticipation of increases in backlog and revenue, to assure the quality delivery of the Company’s services. These additional personnel costs were offset by a $70,000 decrease in other direct costs, mainly travel expenses and other costs, which are passed through to the Company’s customers.

      Selling general and administrative expenses (“SG&A”) include all administrative personnel costs, business and software development costs, and all other expenses not directly chargeable to a specific contract. SG&A expenses increased by 6.7 % to $1.6 million from $1.5 million for the three months ended June 30, 2001 and 2000, respectively. During the three months ended June 30, 2001, there was a $220,000 increase in personnel costs caused by an increase in sales and marketing and software development personnel. This increase was offset by the absence of a one-time, non-cash charge of $110,000 recorded during the three months ended June 30, 2000, related to compensation expense on stock options, approved by the Company’s shareholders, which have exercise prices below market value on the approval date.

      Depreciation and amortization expense increased to $240,000 during the three months ended June 30, 2001 from $220,000 during the three months ended June 30, 2000. The increase was the result of depreciating capital expenditures associated with the building of DATATRAK’s information technology infrastructure.

      Other income decreased to $100,000 during the three months ended June 30, 2001 from $230,000 during the three months ended June 30, 2000. Other income includes interest income which decreased $130,000 for the three months ended June 30, 2001, compared to June 30, 2000, due to the Company’s use of cash to fund its operating losses and other working capital needs and decreasing interest rates on the Company’s short-term investments.

      Six months ended June 30, 2001 compared with six months ended June 30, 2000

      Revenue for the six months ended June 30, 2001 increased 18.3% to $1.1 million, as compared to $930,000 for the six months ended June 30, 2000. The low level of growth was due to the slower than expected development and conversion of backlog into revenue during 2001. The Company has recently increased its sales and marketing staff in order to attract more new business and grow backlog.

      Direct costs of revenue, mainly personnel costs, were $860,000 and $720,000 during the six months ended June 30, 2001 and 2000, respectively. The 19.4% increase in direct costs was mainly the result of increased personnel costs of $180,000 caused by the addition of employees, in anticipation of increases in backlog and revenue, to assure the quality delivery of the Company’s services. These additional personnel costs were offset by a $40,000 decrease in other direct costs, mainly travel expenses and other costs, which are passed through to the Company’s customers.

      SG&A expenses increased by 17.9% to $3.3 million from $2.8 million for the six months ended June 30, 2001 and 2000, respectively. During the six months ended June 30, 2001, there was a $620,000 increase in personnel costs caused by an increase in sales and marketing and software development personnel. This increase was offset by the absence of a one-time, non-cash charge of $110,000 recorded during the six months ended June 30, 2000, related to compensation expense on stock options, approved by the Company’s shareholders, which have exercise prices below market value on the approval date.

      Depreciation and amortization expense increased to $470,000 during the six months ended June 30, 2001 from $410,000 during the six months ended June 30, 2000. The increase was the result of depreciating capital expenditures associated with the building of DATATRAK’s information technology infrastructure.

      Other income decreased to $240,000 during the six months ended June 30, 2001 from $480,000 during the six months ended June 30, 2000. Other income includes interest income which decreased $200,000 for the six months ended June 30, 2001 compared to June 30, 2000, due to the Company’s use of cash to fund its operating losses and other working capital needs and decreasing interest rates on the Company’s short-term investments.

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

      The Company’s contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received upon completion of negotiated performance milestones throughout the life of the contract. All amounts received are recorded as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. The Company typically receives a low volume of large-dollar receipts. Accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable (net of allowance for doubtful accounts) was $320,000 at June 30, 2001 and $610,000 at December 31, 2000. Deferred revenue was $330,000 at June 30, 2001 and $340,000 at December 31, 2000.

      Cash and cash equivalents decreased $230,000 during the six months ended June 30, 2001. This was the result of $2.8 million provided by investing activities, offset by $3.0 million used in operating and financing activities. Investing activities included net proceeds of $3.3 million from purchases and maturities of short-term investments offset by $530,000 used to purchase property and equipment. A capital lease obligation of $390,000 is excluded from financing and investing activities on the Condensed Consolidated Statement of Cash Flows, entered into during the six months ended June 30, 2001. Cash used for operating activities resulted from the funding of net operating losses and other working capital needs.

      At June 30, 2001, the Company had working capital of $8.2 million, and its cash, cash equivalents and short-term investments totaled $8.7 million. The Company’s working capital decreased by $3.5 million since December 31, 2000. The decrease was primarily the result of the $3.3 million decrease in cash, cash equivalents and short-term investments for funding operations.

      The Company is responsible for funding the future development and testing of the DATATRAK EDC™ software. The Company will continue to invest in the development of the DATATRAK® process. The Company’s operations and the EDC market are still in a developmental stage. DATATRAK has experienced marginal revenue growth, however, the Company anticipates negative cash flow from operations during 2001, as it continues to build its operational and business development infrastructure. The Company anticipates capital and related expenditures of approximately $1.0 million over the next nine to twelve months for continued commercialization and product development of DATATRAK EDC™, which the Company expects to fund from existing cash and cash equivalents, maturities of short-term investments and cash flow from operations. The Company believes that its cash and cash equivalents, maturities of short-term investments and cash flow from operations, together with its existing sources of equity, may not be sufficient to meet its working capital and capital expenditure requirements for the next year, and anticipates that it will need to raise additional funds for working capital by selling debt or equity securities or through other arrangements. Additional capital may not be available on acceptable terms, if at all.

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

Foreign Currency Risk

      The Company’s foreign sales and results of operations are subject to the impact of foreign currency fluctuations. Approximately 17% of the Company’s revenue for the six months ended June 30, 2001 was earned in Germany. The Company manages its risk to foreign currency exchange rates by maintaining foreign currency bank accounts in currencies which it regularly transacts business. The Company does not currently hedge against the risk of exchange rate fluctuations.

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

At the Annual Meeting of Shareholders held on June 1, 2001, the Company’s shareholders voted to elect Jeffrey A. Green, Timothy G. Biro, Robert M. Stote and Jerome H. Kaiser each to an additional two-year term as a director of the Company.

The following is a summary of the voting:

Votes	Jeffrey A. Green	Timothy G. Biro	Robert M. Stote	Jerome H. Kaiser

For	2,447.165	2,754,455	3,045,201	3,045,201

Withheld	603,191	295,901	5,155	5,155

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

See the Exhibit Index at page E — 1 of this Form 10 — Q.

(b) Reports on Form 8-K

No reports were filed on form 8-K during the three months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATATRAK International, Inc.

Registrant

Date:	8/13/01	/s/ Jeffrey A. Green

Jeffrey A. Green, President and Chief Executive Officer and a Director (Principal Executive Officer)

Date:	8/13/01	/s/ Terry C. Black

Terry C. Black, Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description	Page

4.1	Specimen Certificate of the Company’s Common Shares, without par value	(B)

4.2	Second Amended and Restated Registration Agreement, dated July 15,1994, as amended on June 1, 1995 and February 5, 1996	(A)

10.1	Amended and Restated 1994 Directors’ Share Option Plan*	(C)

10.2	Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(C)

10.3	Amendment No. 2 to the Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(F)

10.4	Amended and Restated 1992 Share Incentive Plan*	(C)

10.5	Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(C)

10.6	Amendment No. 2 to the Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(G)

10.7	Form of Indemnification Agreement*	(A)

10.8	Employment Agreement between the Company and Jeffrey A. Green, dated February 5, 2001*	(H)

10.9	Employment Agreement between the Company and Terry C. Black, dated February 5, 2001*	(H)

10.10	Separation Agreement between the Company and Terry C. Black, dated December 22, 1998*	(E)

10.11	Employment Agreement between the Company and Marc J. Shlaes dated July 2, 1998*	(B)

10.12	Employment Agreement between the Company and Wolfgang Summa, dated December 29, 2000*	(H)

10.13	DATATRAK International, Inc. Retirement Savings Plan*	(D)

10.14	1999 Outside Director Stock Option Plan*	(G)

15.1	Independent Accountants’ Review Report

15.2	Acknowledgement of Ernst & Young LLP

*                  Management compensatory plan or arrangement.

E- 1

Exhibit Index

Exhibit No.	Description	Page

(A)	Incorporated herein by reference to the appropriate exhibit to the Company’s Registration Statement on Form S-1 (Registration statement No. 333-2140).

(B)	Incorporated herein by reference to the appropriate exhibit to the Company’s Form 10-K for the year ended December 31, 1999 (Commission file No. 000-20699).

(C)	Incorporated herein by reference to the appropriate exhibit to the Company’s Registration Statement on Form S-8 (Registration statement No. 333-16061).

(D)	Incorporated herein by reference to the appropriate exhibit to the Company’s Registration Statement on Form S-8 (Registration statement No. 333-26251).

(E)	Incorporated herein by reference to the appropriate exhibit to the Company’s Form 10-K for the year ended December 31, 1998 (Commission file No. 000-20699).

(F)	Incorporated herein by reference to the appropriate exhibit to the Company’s Schedule 14A dated March 17, 1999 (Commission File No. 000-20699).

(G)	Incorporated herein by reference to the appropriate exhibit to the Company’s Schedule 14A dated May 3, 2000 (Commission File No. 000-20699).

(H)	Incorporated herein by reference to the appropriate exhibit to the Company’s Form 10-K for the year ended December 31, 2000 (Commission file No. 000-20699).

E- 2