Form 10-Q
period 2002-03-31
DATATRAK INTERNATIONAL INC
filed 2002-05-13
CIK 886530

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002

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

The number of Common Shares, without par value, outstanding as of April 30, 2002 was 5,263,836.

Part 1. Financial Information
Item 1 — Financial Statements

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		(Note A)
	March 31,	December 31,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$2,089,222	$2,174,445

Short-term investments	5,539,915	3,029,582

Accounts receivable, less allowances	484,573	429,911

Prepaid expenses and other current assets	308,267	373,503

Total current assets	8,421,977	6,007,441

Property and equipment, at cost net of accumulated depreciation and amortization	1,851,749	1,574,211

Other assets	49,488	51,918

Total assets	$10,323,214	$7,633,570

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$413,956	$253,095

Current portion of capital lease obligation	131,604	129,417

Accrued expenses	737,165	864,611

Deferred revenue	1,094,954	469,275

Total current liabilities	2,377,679	1,716,398

Capital lease obligation, less current portion	128,634	162,367

Shareholders’ equity:

Serial preferred shares, without par value, 1,000,000 shares authorized, none issued	—	—

Common share warrants	357,589	—

Common shares, without par value, authorized 15,000,000 shares; issued 8,563,836 shares as of March 31, 2002 and 6,591,322 as of December 31, 2001; outstanding 5,263,836 shares as of March 31, 2002 and 3,291,322 shares as of December 31, 2001	53,857,224	50,372,239

Treasury shares, 3,300,000 shares at cost	(20,188,308)	(20,188,308)

Accumulated deficit	(26,112,600)	(24,341,439)

Foreign currency translation	(97,004)	(87,687)

Total shareholders’ equity	7,816,901	5,754,805

Total liabilities and shareholders’ equity	$10,323,214	$7,633,570

Note A:	The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenue	$815,865	$673,113

Direct costs	433,940	429,618

Gross profit	381,925	243,495

Selling, general and administrative expenses	1,925,934	1,742,634

Depreciation and amortization	256,227	231,001

Loss from operations	(1,800,236)	(1,730,140)

Other income (expense):

Interest income	34,301	164,409

Interest expense	(6,402)	(2,202)

Other income (expense)	1,176	(22,920)

Net loss	$(1,771,161)	$(1,590,853)

Basic and diluted net loss per share	$(0.34)	$(0.48)

Weighted average common shares outstanding	5,156,724	3,290,322

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2002	2001

Operating Activities

Net loss	$(1,771,161)	$(1,590,853)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	256,227	231,001

Other	(16,530)	(129,027)

Changes in operating assets and liabilities:

Accounts receivable	(59,162)	(104,138)

Accounts payable and accrued expenses	33,415	(73,025)

Deferred revenue	625,679	2,107

Other	64,881	51,245

Net cash used in operating activities	(866,651)	(1,612,690)

Investing Activities

Purchases of property and equipment	(538,062)	(367,608)

Proceeds from sales of property and equipment	847	—

Maturities of short term investments	3,035,000	8,980,000

Purchases of short term investments	(5,520,610)	(7,393,148)

Net cash provided by (used in) investing activities	(3,022,825)	1,219,244

Financing Activities

Proceeds from issuance of common shares and stock option exercises	3,838,881	—

Payments under capital lease obligation	(31,546)	(9,889)

Repayment of notes receivable	2,785	15,726

Net cash provided by financing activities	3,810,120	5,837

Effect of exchange rate on cash	(5,867)	15,032

Decrease in cash and cash equivalents	(85,223)	(372,577)

Cash and cash equivalents at beginning of period	2,174,445	2,383,244

Cash and cash equivalents at end of period	$2,089,222	$2,010,667

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of DATATRAK International, Inc. and subsidiaries (“DATATRAK” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2001 (File No. 000-20699).

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that might affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Net Loss per Share

     The following table sets forth the computation of basic and diluted loss per share.

	Three Months Ended March 31,

	2002	2001

Net loss used in the calculation of basic and diluted earnings per share	$(1,771,161)	$(1,590,853)

Denominator for basic and diluted net loss per share – weighted average Common Shares outstanding	5,156,724	3,290,322

Basic and diluted net loss per share	$(0.34)	$(0.48)

Common share options and warrants excluded from the computation of diluted net loss per share because they would have an antidilutive effect on net loss per share	1,231,710	931,658

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

3. Comprehensive loss

     The following table sets forth comprehensive loss.

	Three Months Ended March 31,

	2002	2001

Net loss	$(1,771,161)	$(1,590,853)

Foreign currency translation	(9,317)	16,989

Comprehensive loss	$(1,780,478)	$(1,573,864)

4. Shareholders’ Equity

     In January 2002, the Company completed a private placement of its common shares with certain outside investors. The Company sold 1,922,514 of its common shares at a price of $2.25 per share. Net of expenses, the Company raised approximately $3.8 million in cash. In conjunction with this private placement, DATATRAK issued 192,252 warrants to purchase common shares at a price of $2.25 per share. The warrants are fully vested as of the grant date and expire five years from the date of grant. A non-cash charge of $371,589 to shareholders’ equity was recorded as a result of stock options and warrants that were granted and vested due to the Company’s private placement of common shares.

5. Restricted Cash

     The Company is party to an agreement with an unaffiliated third party to lease certain computer equipment. The lease has been recorded as a capital lease. Terms of the lease agreement require the Company to maintain a restricted cash balance equal to the outstanding balance payable on the lease. The restricted cash balance was $260,238 at March 31, 2002.

6. Common Share Warrants

     At March 31, 2002, the Company had outstanding warrants to purchase 192,252 common shares at a price of $2.25 per share. The warrants became exercisable on January 4, 2002 and will expire on January 4, 2007.

7. Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

     The information set forth and discussed below for the three months ended March 3l, 2002 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

General

     DATATRAK is a provider of software and other related services, commonly referred to as an application service provider, or ASP. DATATRAK’s customers use the software known as DATATRAK EDC™ to collect and transmit clinical trial data, commonly referred to as electronic data capture, or EDC. The Company’s services assist companies in the clinical pharmaceutical, biotechnology, contract research organization (“CRO”) and medical device research industries, in accelerating the completion of clinical trials. Approximately 74% of the Company’s assets, or approximately $7.6 million, are held in cash, cash equivalents and short-term investments. The Company has recognized minimal revenue and has experienced significant losses and negative cash flow from operations since commencing EDC operations in 1997. The Company is continuing to enhance and commercialize the DATATRAK EDC™ software and anticipates that its operating results will fluctuate significantly from period to period. There can be no assurance of the Company’s long-term future prospects.

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

     Since its purchase of the DATATRAK EDC™ software in January 1998, DATATRAK has recorded revenue related to a small number of contracts. At March 31, 2002, DATATRAK’s backlog was $14.1 million. Backlog includes a $2.4 million contract that has been placed on hold, by the clinical trial sponsor, for a minimum of twelve months. Due to DATATRAK’s early stage of development and its low level of backlog, there can be no assurance as to its future levels of revenue.

Critical Accounting Policies

     The Company has identified the most critical accounting principles upon which its financial status depends. Critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The significant accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating the reported consolidated results include the following:

     Revenue Recognition

     DATATRAK’s contracts provide a fixed price for each component or service to be delivered, and revenue is recognized as these components or services are delivered. Services provided by DATATRAK that are in addition to those provided for in its contracts are billed on a fee for service basis as services are completed. As services are performed over the life of the contract, revenue is recognized per the specific terms of each contract. Costs associated with contract revenue are recognized as incurred. Pass-through costs that are paid directly by the Company’s clients, and for which the Company does not bear the risk of economic loss, are excluded from revenue. The termination of a contract will not result in a material adjustment to the revenue or costs previously recognized. DATATRAK is also a seller and licenser of software. Generally, revenue is recognized upon delivery of sold software. Licensing revenue is recognized ratably over the life of the license. To date, DATATRAK has not recognized any revenue from software sales.

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

Results of Operations

     Three months ended March 31, 2002 compared with three months ended March 31, 2001

     Revenue for the three months ended March 31, 2002 increased 22.4% to $820,000 as compared to $670,000 for the three months ended March 31, 2001. The increase was the result of the Company’s growth in backlog in 2001 and the resulting increase in the number of clinical trials using the DATATRAK EDC™ software.

     Direct costs of revenue, mainly personnel costs, were $430,000 during each of the three month periods ended March 31, 2002 and 2001. The addition of new employees caused personnel costs to increase by $50,000 during the three months ended March 31, 2002. Other direct costs, primarily travel and other costs billed directly to DATATRAK’s customers decreased by $50,000 during the three months ended March 31, 2002.

     Selling, general and administrative expenses (“SG&A”) include all administrative personnel costs, business development costs, and all other expenses not directly chargeable to a specific contract. SG&A expenses increased by 11.8% to $1.9 million from $1.7 million for the three months ended March 31, 2002 and 2001. The $200,000 increase was due to increased personnel costs caused by an increase in sales and marketing and software development personnel.

     Depreciation and amortization expense increased to $260,000 during the three months ended March 31, 2002 from $230,000 during the three months ended March 31, 2001. The increase was the result of depreciating capital expenditures associated with the development of DATATRAK’s information technology infrastructure.

     Other income decreased $110,000 during the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Other income includes interest income which decreased $130,000 for the three months ended March 31, 2002 compared to March 31, 2001, due to the Company’s use of cash to fund its operating losses and other working capital needs.

Liquidity and Capital Resources

     Since its inception, the Company’s principal sources of cash have been cash flow from operations and proceeds from the sale of equity securities. During 1999, the Company also generated $15.6 million in cash through the sale of its Clinical Business and $1.3 million in cash from a favorable legal settlement. The Company’s investing activities primarily reflect capital expenditures and net purchases of short-term investments. In 1999, DATATRAK repurchased 3.3 million of its common shares at a cost of $20.2 million. In January 2002 the Company raised approximately $3.8 million in cash with the completion of its private placement of common shares.

     The Company’s contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received upon completion of negotiated performance milestones throughout the life of the contract. All amounts received are recorded as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. The Company typically receives a low volume of large-dollar receipts. Accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable (net of allowance for doubtful accounts) was $490,000 at March 31, 2002 and $430,000 at December 31, 2001. Deferred revenue was $1.1 million at March 31, 2002 and $470,000 at December 31, 2001.

     Cash and cash equivalents decreased $90,000 during the three months ended March 31, 2002. This was the result of $780,000 provided by investing and financing activities, offset by $870,000 used in operating activities. Investing activities included net purchases of short-term investments of $2.5 million and $540,000 used to purchase property and equipment. Financing activities include $3.8 million received from the Company’s private placement of its common shares. Cash used for operating activities resulted from the funding of net operating losses and other working capital needs.

     At March 31, 2002, the Company had working capital of $6.0 million, and its cash, cash equivalents and short-term investments totaled $7.6 million. The Company’s working capital increased by $1.7 million since December 31, 2001. The increase was primarily the result of the $2.4 million increase in cash, cash equivalents and short-term investments, which was offset by the $630,000 increase in deferred revenue.

     The Company is responsible for funding the future enhancement and testing of the DATATRAK EDC™ software. The Company will continue to invest in the development of the DATATRAK® process. The Company’s operations and the EDC market are still in a developmental stage. DATATRAK has experienced marginal revenue growth, however, the Company anticipates negative cash flow from operations during 2002, as it continues to build its operational and business development infrastructure. The Company anticipates capital and related expenditures of approximately $900,000 through the end of the current year for continued commercialization and product development of DATATRAK EDC™, which the Company expects to fund from existing cash and cash equivalents, maturities of short-term investments and cash flow from operations. The Company believes that its cash and cash equivalents, maturities of short-term investments and cash flow from operations, together with its existing sources of equity, will be sufficient to meet its working capital and capital expenditure requirements through the end of the current year. However, at the current rates of negative cash flows, capital and related expenditures and revenue growth, the Company anticipates that it may need to raise additional funds for working capital by selling debt or equity securities or through other arrangements. Additional capital may not be available on acceptable terms, if at all.

Inflation

     To date, the Company believes the effects of inflation have not had a material adverse effect on its results of operations or financial condition.

Information About Forward-Looking Statements

     Certain statements made in this Form 10-Q, other SEC filings or written materials or orally by the Company or its representatives may constitute forward-looking statements that are based on management’s current beliefs, estimates and assumptions concerning the operations, future results and prospects of the Company and the clinical pharmaceutical research industry in general. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements related to future revenue, profits, expenses, income and earnings per share or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). In addition, words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to the safe harbors created in the Exchange Act. Factors that may cause actual results to differ materially from those in the forward-looking statements include the ability of the Company to absorb corporate overhead and other fixed costs in order to successfully market the DATATRAK EDC™ software; the development of and fluctuations in the market for electronic data capture technology; the degree of the Company’s success in obtaining new contracts; the timing of payments from customers and the timing of clinical trial sponsor decisions to conduct new clinical trials or cancel or delay ongoing trials; governmental regulation; the early stage of the Company’s ASP operations; and general economic conditions such as the rate of employment, inflation, interest rates and the condition of capital markets. This list of factors is not exclusive. In addition, the Company’s success depends on the outcome of various strategic initiatives it has undertaken, all of which are based on assumptions made by the Company concerning trends in the clinical research market and the health care industry.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates since it funds its operations through short-term investments and has business transactions in Euros. A summary of the Company’s market risk exposures is presented below.

     Interest Rate Risk

     DATATRAK has fixed income investments consisting of cash equivalents and short-term investments, which may be affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents and short-term investments with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Investments are reported at amortized cost, which approximates fair value. A 1.0% change in interest rates during the three months ended March 31, 2002, would have resulted in a $16,000 change in DATATRAK’s interest income during the quarter.

     Foreign Currency Risk

     DATATRAK’s foreign sales and results of operations are subject to the impact of foreign currency fluctuations. Approximately 13% of the Company’s revenue for the three months ended March 31, 2002 was earned by the Company’s German subsidiary. The Company manages its risk to foreign currency exchange rates by maintaining foreign currency bank accounts in currencies in which it regularly transacts business. DATATRAK does not currently hedge against the risk of exchange rate fluctuations. A 1.0% fluctuation in the exchange rate between United States dollars and the Euro at March 31, 2002, would have resulted in a $19,000 change in the foreign currency translation amount recorded on the Company’s balance sheet and had a negligible effect on its net income.

Part II. Other Information

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     No securities of the Company that were not registered under the Securities Act of 1933, as amended, have been issued or sold by the Company for the period covered by this Quarterly Report on Form 10-Q other than the following:

     On January 4, 2002, the Company issued 1,922,514 common shares in connection with the consummation of a private placement to a total of twelve purchasers at a purchase price of $2.25 per common share. The purchasers included 80/20 Fund L.P., Apollo Capital Management Group LP, Boston Partners Small Cap Value Fund II, Contrarian Opportunities Fund, L.P., Dolphin Offshore Partners, L.P., Matador Microcap Fund, L.P., MidSouth Investor Fund, L.P., Kaiser Permanente Retirement Plans, State of Wisconsin Investment Board, Gary Stein, TexRock, Ltd., and White Rock Capital Partners, L.P. The terms of the private placement included the issuance of five-year warrants to purchase a total of 192,252 common shares at $2.25 per common share to Stonegate Securities, Inc., the Company’s placement agent for the private placement. The aggregate offering price of the 1,922,514 common shares was $4,325,657, and Stonegate Securities, Inc. received a commission of $302,000 (or 7% of the aggregate offering price) in connection with the private placement. The Company expects to use the proceeds of the private placement to expand its worldwide marketing and sales efforts, continue investing in software development and for other general working capital purposes.

     Registration under the Securities Act of 1933, as amended, was not effected with respect to the private placement described above in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

See the Exhibit Index at page E - 1 of this Form 10 — Q.

(b) Reports on Form 8-K

No reports were filed on form 8-K during the three months ended March 31, 2002, other than the following:

Current Report on Form 8-K, dated January 7, 2002, reporting under item 5 the Company’s private placement of common shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATATRAK International, Inc. Registrant

Date: 5/13/02	/s/ Jeffrey A. Green Jeffrey A. Green, President and Chief Executive Officer and a Director (Principal Executive Officer)

Date: 5/13/02	/s/ Terry C. Black Terry C. Black, Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description	Page

4.1	Specimen Certificate of the Company’s Common Shares, without par value	(1)

4.2	Second Amended and Restated Registration Agreement, dated July 15,1994, as amended on June 1, 1995 and February 5, 1996	(2)

10.1	Amended and Restated 1994 Directors’ Share Option Plan*	(3)

10.2	Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(3)

10.3	Amendment No. 2 to the Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(4)

10.4	Amended and Restated 1992 Share Incentive Plan*	(3)

10.5	Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(3)

10.6	Amendment No. 2 to the Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(5)

10.7	Form of Indemnification Agreement*	(2)

10.8	Employment Agreement between the Company and Jeffrey A. Green, dated February 5, 2001*	(6)

10.9	Employment Agreement between the Company and Terry C. Black, dated February 5, 2001*	(6)

10.10	Separation Agreement between the Company and Terry C. Black, dated December 22, 1998*	(7)

10.11	Employment Agreement between the Company and Wolfgang Summa, dated December 29, 2000*	(6)

10.12	DATATRAK International, Inc. Retirement Savings Plan*	(8)

10.13	1999 Outside Director Stock Option Plan*	(5)

*	Management compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 1999 (File No. 000-20699)

(2)	Incorporated herein by reference to the Company’s Form 1 Registration Statement filed on March 8, 1996, as amended by Amendment No. 1 filed on May 10, 1996 and as amended by Amendment No. 2 filed on June 10, 1996 (File No. 333-2140)

(3)	Incorporated herein by reference to the Company’s Form S-8 Registration Statement filed on November 13, 1996 (File No. 333-16061)

E-1

Exhibit Index

Exhibit No.	Description	Page

(4)	Incorporated herein by reference to the Company’s Schedule 14A filed on March 17, 1999 (File No. 000-20699)

(5)	Incorporated herein by reference to the Company’s Schedule 14A filed on April 28, 2000 (File No. 000-20699)

(6)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2000 (File No. 000-20699)

(7)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 1998 (File No. 000-20699)

(8)	Incorporated herein by reference to the Company’s Form S-8 Registration Statement filed on April 30, 1997 (File No. 333-26251)

E-2