Form 10-Q
period 2002-06-30
DATATRAK INTERNATIONAL INC
filed 2002-08-12
CIK 886530

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934

For the Quarterly Period Ended June 30, 2002

Commission file number 000-20699

DATATRAK International, Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1685364

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6150 Parkland Boulevard
Mayfield Heights, Ohio	44124

(Address of principal executive offices)	(Zip Code)

(440) 443-0082

(Registrants telephone number, including area code)

20600 Chagrin Boulevard, Cleveland Ohio 44122

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

The number of Common Shares, without par value, outstanding as of July 31, 2002 was 5,263,836.

Part I. Financial Information

Item 1. Financial Statements

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		(Note A)
	June 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$1,878,547	$2,174,445
Short-term investments	3,531,296	3,029,582
Accounts receivable, less allowances	548,611	429,911
Prepaid expenses and other current assets	449,696	373,503

Total current assets	6,408,150	6,007,441
Property and equipment, at cost
net of accumulated depreciation and amortization	2,044,441	1,574,211
Other assets	48,945	51,918

Total assets	$8,501,536	$7,633,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$310,751	$253,095
Current portion of capital lease obligation	133,827	129,417
Accrued expenses	833,462	864,611
Deferred revenue	1,036,320	469,275

Total current liabilities	2,314,360	1,716,398
Capital lease obligation, less current portion	94,332	162,367
Shareholders’ equity:
Serial preferred shares, without par value, 1,000,000 shares authorized, none issued	—	—
Common share warrants	357,589	—
Common shares, without par value, authorized 15,000,000 shares; issued 8,563,836 shares as of June 30, 2002 and 6,591,322 as of December 31, 2001; outstanding 5,263,836 shares as of June 30, 2002 and 3,291,322 shares as of December 31, 2001	53,860,917	50,372,239
Treasury shares, 3,300,000 shares at cost	(20,188,308)	(20,188,308)
Accumulated deficit	(27,848,365)	(24,341,439)
Foreign currency translation	(88,989)	(87,687)

Total shareholders’ equity	6,092,844	5,754,805

Total liabilities and shareholders’ equity	$8,501,536	$7,633,570

Note A:	The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATI0NS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue	$1,145,417	$400,067	$1,961,282	$1,073,180
Direct costs	506,701	428,843	940,641	858,461

Gross profit (loss)	638,716	(28,776)	1,020,641	214,719
Selling, general and administrative expenses	2,100,982	1,569,019	4,026,916	3,311,653
Depreciation and amortization	295,060	241,557	551,287	472,558

Loss from operations	(1,757,326)	(1,839,352)	(3,557,562)	(3,569,492)
Other income (expense):
Interest income	27,121	106,248	61,422	270,657
Interest expense	(4,193)	(6,273)	(10,595)	(8,475)
Other income (expense)	(1,367)	2,745	(191)	(20,175)

Net loss	$(1,735,765)	$(1,736,632)	$(3,506,926)	$(3,327,485)

Basic and diluted net loss per share	$(0.33)	$(0.53)	$(0.67)	$(1.01)

Weighted average common shares outstanding	5,263,836	3,290,322	5,210,576	3,290,322

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,

	2002	2001

Operating Activities
Net loss	$(3,506,926)	$(3,327,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	551,287	472,558
Other	(27,627)	(207,489)
Changes in operating assets and liabilities:
Accounts receivable	(127,700)	277,484
Accounts payable and accrued expenses	26,507	(181,180)
Deferred revenue	567,045	(7,556)
Other	(88,276)	13,518

Net cash used in operating activities	(2,605,690)	(2,960,150)
Investing activities
Purchases of property and equipment	(1,004,003)	(525,810)
Proceeds from sales of property and equipment	1,095	—
Maturities of short-term investments	8,084,000	17,551,000
Purchases of short-term investments	(8,541,701)	(14,262,760)

Net cash provided by (used in) investing activities	(1,460,609)	2,762,430
Financing activities
Proceeds from issuance of common shares and stock option exercises	3,838,881	—
Payments under capital lease obligation	(63,625)	(39,788)
Repayment of notes receivable, net	15,056	25,750

Net cash provided by (used in) financing activities	3,790,312	(14,038)

Effect of exchange rate on cash	(19,911)	(16,432)

Decrease in cash and cash equivalents	(295,898)	(228,190)
Cash and cash equivalents at beginning of period	2,174,445	2,383,244

Cash and cash equivalents at end of period	$1,878,547	$2,155,054

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of DATATRAK International, Inc. and subsidiaries (“DATATRAK” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2001 (File No. 000-20699).

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that might affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Net Loss per Share

     The following table sets forth the computation of basic and diluted loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net loss used in the calculation of basic and diluted loss per share	$(1,735,765)	$(1,736,632)	$(3,506,926)	$(3,327,485)

Denominator for basic and diluted net loss per share – weighted average Common Shares outstanding	5,263,836	3,290,322	5,210,576	3,290,322

Basic and diluted net loss per share	$(0.33)	$(0.53)	$(0.67)	$(1.01)

Common share options and warrants excluded from the computation of diluted net loss per share because they would have an antidilutive effect on net loss per share	1,309,093	1,024,923	1,309,093	1,024,923

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

3. Comprehensive loss

     The following table sets forth comprehensive loss.

	Six Months Ended June 30,

	2002	2001

Net loss	$(3,506,926)	$(3,327,485)
Foreign currency translation	(1,302)	(3,140)

Comprehensive loss	$(3,508,228)	$(3,330,625)

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

5. Restricted Cash

     The Company is party to an agreement with an unaffiliated third party to lease certain computer equipment. The lease has been recorded as a capital lease. Terms of the lease agreement require the Company to maintain a restricted cash balance equal to the outstanding balance payable on the lease. The restricted cash balance was $228,159 at June 30, 2002.

6. Common Share Warrants

     At June 30, 2002, the Company had outstanding warrants to purchase 192,252 common shares at a price of $2.25 per share. The warrants became exercisable on January 4, 2002 and will expire on January 4, 2007.

7. Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

     The information set forth and discussed below for the three and six month periods ended June 30, 2002 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

General

     DATATRAK is a provider of software and other related services, commonly referred to as an application service provider, or ASP. DATATRAK’s customers use the software known as DATATRAK EDC™ to collect and transmit clinical trial data, commonly referred to as electronic data capture, or EDC. The Company’s services assist companies in the clinical pharmaceutical, biotechnology, contract research organization (“CRO”) and medical device research industries, in accelerating the completion of clinical trials. Approximately 64% of the Company’s assets, or approximately $5.4 million, are held in cash, cash equivalents and short-term investments. The Company has recognized minimal revenue and has experienced significant losses and negative cash flow from operations since commencing EDC operations in 1997. The Company is continuing to enhance and commercialize the DATATRAK EDC™ software and anticipates that its operating results will fluctuate significantly from period to period. There can be no assurance of the Company’s long-term future prospects.

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

     Since its purchase of the DATATRAK EDC™ software in January 1998, DATATRAK has recorded revenue related to a small number of contracts. At June 30, 2002, DATATRAK’s backlog was $15.2 million. Backlog includes a $2.4 million contract that has been placed on hold, by the clinical trial sponsor, for a minimum of twelve months. Due to DATATRAK’s early stage of development and its low level of backlog, there can be no assurance as to its future levels of revenue.

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

     Software Development Costs

     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Such costs are amortized over the lesser of three years or the economic life of the related product. The Company performs an annual review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are expensed.

Results of Operations

     Three months ended June 30, 2002 compared with three months ended June 30, 2001

     Revenue for the three months ended June 30, 2002 increased 175.0% to $1.1 million, as compared to $400,000 for the three months ended June 30, 2001. The increase was the result of the Company’s growing backlog and the resulting increase in the number of clinical trials using the DATATRAK EDC™ software.

     Direct costs of revenue, mainly personnel costs, were $510,000 and $430,000 during the three months ended June 30, 2002 and 2001, respectively. The 18.6% increase in direct costs was the result of increased personnel costs of $50,000; other direct costs, primarily travel and other costs billed directly to DATATRAK’s customers, increased by $30,000 during the three months ended June 30, 2002. DATATRAK was able to leverage its employee costs, in conjunction with its increased revenue to increase its gross margin to 53.6% compared to a negative 7.0% in the second quarter of the prior year.

     Selling general and administrative expenses (“SG&A”) include all administrative personnel costs, business and software development costs, and all other expenses not directly chargeable to a specific contract. SG&A expenses increased by 31.3% to $2.1 million from $1.6 million for the three months ended June 30, 2002 and 2001, respectively. During the three months ended June 30, 2002, there was a $340,000 increase in personnel costs caused by an increase in sales and marketing and corporate office personnel. The remainder of the increase was due to increased expenditures related to the Company’s sales and marketing activities and growth of its infrastructure.

     Depreciation and amortization expense increased to $300,000 during the three months ended June 30, 2002 from $240,000 during the three months ended June 30, 2001. The increase was the result of depreciating capital expenditures associated with the building of DATATRAK’s information technology infrastructure and amortizing leasehold improvements at the Company’s new corporate headquarters.

     Other income decreased to $20,000 during the three months ended June 30, 2002 from $100,000 during the three months ended June 30, 2001. Other income includes interest income which decreased

$80,000 for the three months ended June 30, 2002, compared to June 30, 2001, due to the Company’s use of cash to fund its operating losses and other working capital needs and declining interest rates on the Company’s short-term investments.

     Six months ended June 30, 2002 compared with six months ended June 30, 2001

     Revenue for the six months ended June 30, 2002 increased 81.8% to $2.0 million, as compared to $1.1 million for the six months ended June 30, 2001. The increase was the result of the Company’s growth in backlog during the past year and the resulting increase in the number of clinical trials using the DATATRAK EDC™ software.

     Direct costs of revenue, mainly personnel costs, were $940,000 and $860,000 during the six months ended June 30, 2002 and 2001, respectively. The 9.3% increase in direct costs was the result of increased personnel costs of $100,000 offset by a decrease in other direct costs of $20,000. DATATRAK was able to leverage its employee costs, in conjunction with its increased revenue to increase its gross margin to 53.0% compared to 21.8% in the first six months of the prior year.

     SG&A expenses increased by 21.2% to $4.0 million from $3.3 million for the six months ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2002, there was a $550,000 increase in personnel costs caused by an increase in sales and marketing, software development and corporate office personnel. The remainder of the increase was due to increased expenditures related to the Company’s sales and marketing activities and growth of its infrastructure.

     Depreciation and amortization expense increased to $550,000 during the six months ended June 30, 2002 from $470,000 during the six months ended June 30, 2001. The increase was the result of depreciating capital expenditures associated with the building of DATATRAK’s information technology infrastructure and amortizing leasehold improvements at the Company’s new corporate headquarters.

     Other income decreased to $50,000 during the six months ended June 30, 2002 from $240,000 during the six months ended June 30, 2001. Other income includes interest income which decreased $210,000 for the six months ended June 30, 2002 compared to June 30, 2001, due to the Company’s use of cash to fund its operating losses and other working capital needs and decreasing interest rates on the Company’s short-term investments.

Liquidity and Capital Resources

     Since its inception, the Company’s principal sources of cash have been cash flow from operations, proceeds from the sale of equity securities and the sale of its Clinical Business. The Company’s investing activities primarily reflect capital expenditures and purchases and maturities of short-term investments. In January 2002 the Company raised approximately $3.8 million in cash with the completion of its private placement of common shares.

     The Company’s contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received, as work progresses, throughout the life of the contract. All amounts received are recorded as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. The Company typically receives a low volume of large-dollar receipts. Accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable (net of allowance for doubtful accounts) was $549,000 at June 30, 2002 and $430,000 at December 31, 2001. Deferred revenue was $1.0 million at June 30, 2002 and $470,000 at December 31, 2001.

     Cash and cash equivalents decreased $300,000 during the six months ended June 30, 2002. This was the result of $2.6 million used in operating activities and $1.5 used in investing activities, offset by

$3.8 million provided by financing activities. Cash used for operating activities resulted from the funding of net operating losses and other working capital needs. Investing activities included net purchases of short-term investments of $460,000 and $1.0 million used to purchase property and equipment. Financing activities include $3.8 million received from the Company’s private placement of its common shares.

     At June 30, 2002, the Company had working capital of $4.1 million, and its cash, cash equivalents and short-term investments totaled $5.4 million. The Company’s working capital decreased by $200,000 since December 31, 2001. The decrease was primarily the result of the $570,000 increase in deferred revenue. The increase in deferred revenue was partially offset by the $200,000 increase in cash, cash equivalents and short-term investments and the $120,000 increase in accounts receivable.

     The Company is responsible for funding the future enhancement and testing of the DATATRAK EDC™ software. The Company will continue to invest in the development of the DATATRAK® process. The Company’s operations and the EDC market are still in a developmental stage. DATATRAK has experienced marginal revenue growth, however, the Company anticipates negative cash flow from operations during 2002, as it continues to build its operational and business development infrastructure. The Company anticipates capital and related expenditures of approximately $400,000 through the end of the current year for continued commercialization and product development of DATATRAK EDC™, which the Company expects to fund from existing cash and cash equivalents, maturities of short-term investments and cash flow from operations. The Company believes that its cash and cash equivalents, maturities of short-term investments and cash flow from operations, together with its existing sources of equity, will be sufficient to meet its working capital and capital expenditure requirements through December 31, 2002. However, at the current rates of negative cash flows, capital and related expenditures and revenue growth, the Company anticipates that it will need to raise additional funds for working capital by selling debt or equity securities or through other arrangements. Additional capital may not be available on acceptable terms, if at all.

Inflation

     To date, the Company believes the effects of inflation have not had a material adverse effect on its results of operations or financial condition.

Information About Forward-Looking Statements

     Certain statements made in this Form 10-Q, other SEC filings or written materials or orally by the Company or its representatives may constitute forward-looking statements that are based on management’s current beliefs, estimates and assumptions concerning the operations, future results and prospects of the Company and the clinical pharmaceutical research industry in general. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements related to future revenue, profits, expenses, income and earnings per share or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). In addition, words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to the safe harbors created in the Exchange Act. Factors that may cause actual results to differ materially from those in the forward-looking statements include the ability of the Company to raise additional funds absorb corporate overhead and other fixed costs in order to successfully market the DATATRAK EDC™ software; the development of and fluctuations in the market for electronic data capture technology; the degree of the Company’s success in obtaining new contracts; the timing of payments from customers and the timing of clinical trial sponsor decisions to conduct new clinical trials or cancel or delay ongoing trials; governmental regulation; the early stage of the Company’s ASP operations; and general economic conditions such as the rate of employment, inflation, interest rates and the condition of capital markets. This list of factors is not exclusive. In addition, the Company’s success depends on the outcome of various strategic initiatives it has undertaken, all of which are based on assumptions made by the Company concerning trends in the clinical research market and the health care industry.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates since it funds its operations through short-term investments and has business transactions in Euros. A summary of the Company’s market risk exposures is presented below.

     Interest Rate Risk

     DATATRAK has fixed income investments consisting of cash equivalents and short-term investments, which may be affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents and short-term investments with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Investments are reported at amortized cost, which approximates fair value. A 1.0% change in interest rates during the six months ended June 30, 2002, would have resulted in a $27,000 change in DATATRAK’s interest income during the six month period.

     Foreign Currency Risk

     DATATRAK’s foreign sales and results of operations are subject to the impact of foreign currency fluctuations. Approximately 6% of the Company’s revenue for the six months ended June 30, 2002 was earned by the Company’s German subsidiary. The Company manages its risk to foreign currency exchange rates by maintaining foreign currency bank accounts in currencies in which it regularly transacts business. DATATRAK does not currently hedge against the risk of exchange rate fluctuations. A 1.0% fluctuation in the exchange rate between United States dollars and the Euro at June 30, 2002, would have resulted in a $23,000 change in the foreign currency translation amount recorded on the Company’s balance sheet, and $65,000 change in the Company’s net loss for the six months ended June 30, 2002 due to foreign currency transactions.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on June 4, 2002 (the “Annual Meeting”), the Company’s shareholders voted to approve an amendment to the Company’s Amended and Restated 1996 Key Employees and Consultants Stock Option Plan (the “1996 Plan”), and did not approve an amendment to the Company’s 1999 Outside Director Stock Option Plan (the “1999 Plan”). Also, the required number of votes necessary to amend the Company’s Third Amended and Restated Code of Regulations (the “Code”) was not received.

                                The following is a summary of the voting:

	Amendment of	Amendment of	Amendment of
Votes	the 1996 Plan	the 1999 Plan	the Code

For	1,454,836	1,185,715	2,333,511
Against	936,277	1,204,973	59,564
Abstain	3,487	3,912	1,525
Non-votes	1,302,507	1,302,507	1,302,507

Also at the Annual Meeting, the Company’s shareholders voted to elect Mark J. Ratain, Seth B. Harris and Robert E. Flaherty each to an additional two-year term as a director of the Company.

The following is a summary of the voting:

Votes	Mark J. Ratain	Seth B. Harris	Robert E. Flaherty

For	3,416,494	3,126,248	3,416,494
Withheld	280,613	570,859	280,613

Item 5.                     Other Information

                                 None.

Item 6.                     Exhibits and Reports on Form 8-K

(a) Exhibits

See the Exhibit Index at page E — 1 of this Form 10 — Q.

(b) Reports on Form 8-K

No reports were filed on form 8-K during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATATRAK International, Inc.

Registrant

Date: 8/12/02	/s/ Jeffrey A. Green

Jeffrey A. Green,
President and Chief Executive Officer and a Director
(Principal Executive Officer)

Date: 8/12/02	/s/ Terry C. Black

Terry C. Black,
Vice President of Finance, Chief Financial Officer,
Treasurer and Assistant Secretary
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description	Page

4.1	Specimen Certificate of the Company’s Common Shares, without par value	(1)

4.2	Second Amended and Restated Registration Agreement, dated July 15,1994, as amended on June 1, 1995 and February 5, 1996	(2)

10.1	Amended and Restated 1994 Directors’ Share Option Plan*	(3)

10.2	Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(3)

10.3	Amendment No. 2 to the Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(4)

10.4	Amended and Restated 1992 Share Incentive Plan*	(3)

10.5	Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(3)

10.6	Amendment No. 2 to the Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(5)

10.7	Amendment No. 3 to the Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(9)

10.8	Form of Indemnification Agreement*	(2)

10.9	Employment Agreement between the Company and Jeffrey A. Green, dated February 5, 2001*	(6)

10.10	Employment Agreement between the Company and Terry C. Black, dated February 5, 2001*	(6)

10.11	Separation Agreement between the Company and Terry C. Black, dated December 22, 1998*	(7)

10.12	Employment Agreement between the Company and Wolfgang Summa, dated December 29, 2000*	(6)

10.13	DATATRAK International, Inc. Retirement Savings Plan*	(8)

10.14	1999 Outside Director Stock Option Plan*	(5)

*	Management compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 1999 (File No. 000-20699).

(2)	Incorporated herein by reference to the Company’s Form 1 Registration Statement filed on March 8, 1996, as amended by Amendment No. 1 filed on May 10, 1996 and as amended by Amendment No. 2 filed on June 10, 1996 (File No. 333-2140).

E-1

Exhibit Index

Exhibit No.	Description	Page

(3)	Incorporated herein by reference to the Company’s Form S-8 Registration Statement filed on November 13, 1996 (File No. 333-16061).

(4)	Incorporated herein by reference to the Company’s Schedule 14A filed on March 17, 1999 (File No. 000-20699).

(5)	Incorporated herein by reference to the Company’s Schedule 14A filed on April 28, 2000 (File No. 000-20699).

(6)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2000 (File No. 000-20699).

(7)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 1998 (File No. 000-20699).

(8)	Incorporated herein by reference to the Company’s Form S-8 Registration Statement filed on April 30, 1997 (File No. 333-26251).

(9)	Incorporated herein by reference to the Company’s Schedule 14A filed on May 7 , 2002 (File No. 000-20699).

E-2