Form 10-Q
period 2002-09-30
DATATRAK INTERNATIONAL INC
filed 2002-11-13
CIK 886530

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

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

The number of Common Shares, without par value, outstanding as of October 31, 2002 was 5,263,836.

Part I. Financial Information

Item 1 — Financial Statements

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		(Note A)
	September 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$1,631,152	$2,174,445
Short-term investments	1,782,614	3,029,582
Accounts receivable, less allowances	679,175	429,911
Prepaid expenses and other current assets	310,059	373,503

Total current assets	4,403,000	6,007,441
Property and equipment, at cost net of accumulated depreciation and amortization	1,934,142	1,574,211
Other assets	48,278	51,918

Total assets	$6,385,420	$7,633,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$203,146	$253,095
Current portion of capital lease obligation	136,088	129,417
Accrued expenses	971,470	864,611
Deferred revenue	702,364	469,275

Total current liabilities	2,013,068	1,716,398
Capital lease obligation, less current portion	59,451	162,367
Shareholders’ equity:
Serial preferred shares, without par value, 1,000,000 shares authorized, none issued	—	—
Common share warrants	357,589	—
Common shares, without par value, authorized 15,000,000 shares; issued 8,563,836 shares as of September 30, 2002 and 6,591,322 as of December 31, 2001; outstanding 5,263,836 shares as of September 30, 2002 and 3,291,322 shares as of December 31, 2001	53,864,610	50,372,239
Treasury shares, 3,300,000 shares at cost	(20,188,308)	(20,188,308)
Accumulated deficit	(29,633,393)	(24,341,439)
Foreign currency translation	(87,597)	(87,687)

Total shareholders’ equity	4,312,901	5,754,805

Total liabilities and shareholders’ equity	$6,385,420	$7,633,570

Note A:	The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	$1,504,867	$476,509	$3,466,149	$1,549,689
Direct costs	469,734	431,749	1,410,375	1,290,210

Gross profit	1,035,133	44,760	2,055,774	259,479
Selling, general and administrative expenses	2,176,900	1,833,100	6,203,816	5,144,753
Special items	363,964	—	363,964	—
Depreciation and amortization	294,426	238,569	845,713	711,127

Loss from operations	(1,800,157)	(2,026,909)	(5,357,719)	(5,596,401)
Other income (expense):
Interest income	18,301	71,904	79,723	342,561
Interest expense	(3,651)	(5,766)	(14,246)	(14,241)
Other income (expense)	479	(5,932)	288	(26,107)

Net loss	$(1,785,028)	$(1,966,703)	$(5,291,954)	$(5,294,188)

Basic and diluted net loss per share	$(0.34)	$(0.60)	$(1.01)	$(1.61)

Weighted average common shares outstanding	5,263,836	3,290,322	5,228,524	3,290,322

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Operating Activities
Net loss	$(5,291,954)	$(5,294,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	845,713	711,127
Other	(31,881)	(253,695)
Changes in operating assets and liabilities:
Accounts receivable	(262,764)	252,695
Accounts payable and accrued expenses	56,910	(179,191)
Other	242,105	125,452

Net cash used in operating activities	(4,441,871)	(4,637,800)
Investing activities
Purchases of property and equipment	(1,189,522)	(626,682)
Proceeds from sale of property and equipment	1,095	—
Maturities of short term investments	10,844,000	24,321,000
Purchases of short term investments	(9,540,572)	(19,353,143)

Net cash provided by investing activities	115,001	4,341,175
Financing activities
Proceeds from issuance of common shares and stock option exercises	3,838,881	—
Payments under capital lease obligation	(96,245)	(70,294)
Repayment of notes receivable, net	58,068	27,771

Net cash provided by (used in) financing activities	3,800,704	(42,523)
Effect of exchange rate on cash	(17,127)	(42,382)

Decrease in cash and cash equivalents	(543,293)	(381,530)
Cash and cash equivalents at beginning of period	2,174,445	2,383,244

Cash and cash equivalents at end of period	$1,631,152	$2,001,714

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of DATATRAK International, Inc. and subsidiaries (“DATATRAK” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2001 (File No. 000-20699).

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that might affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Net Loss per Share

     The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss used in the calculation of basic and diluted earnings per share	$(1,785,028)	$(1,966,703)	$(5,291,954)	$(5,294,188)

Denominator for basic and diluted net loss per share — weighted average common shares outstanding	5,263,836	3,290,322	5,228,524	3,290,322

Basic and diluted net loss per share	$(0.34)	$(0.60)	$(1.01)	$(1.61)

Common share options and warrants excluded from the computation of diluted net loss per share because they would have an antidilutive effect on net loss per share	1,232,363	1,075,487	1,232,363	1,075,487

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

3. Special items

     During the third quarter of 2002, the Company recorded a special charge of $238,320. This charge was for severance and other costs associated with DATATRAK’s staff reduction of 20 employees, whose positions were eliminated during the third quarter of 2002. As of September 30, 2002, $10,096 of these costs had been paid out. The unpaid balance of $228,224 is included in accrued expenses at September 30, 2002.

     On September 23, 2002 the Company announced the signing of a definitive agreement to purchase Oriam, SA, a French Technology Firm with offices in Paris, France and Boston, Massachusetts. Expenses totaling $125,645 associated with this purchase agreement were recorded as special charges during September 2002.

4. Operating Leases

     The Company leases certain office equipment and space. Rent expense relating to these operating leases was approximately $330,000 and $290,000 for the nine months ended September 30 2002 and 2001, respectively. In July 2002, the Company’s German subsidiary, DATATRAK GmbH, entered into a 10-year lease agreement for office space in Bonn, Germany. Future minimum lease payments for the Company under noncancelable operating leases as of September 30, 2002 are as follows:

12 months ending September 30,	Payments

2003	$435,488
2004	434,135
2005	444,452
2006	454,772
2007	465,092
Subsequent to September 30, 2007	1,659,986

$3,893,925

5. Comprehensive loss

     The following table sets forth comprehensive loss.

	Nine Months Ended September 30,

	2002	2001

Net loss	$(5,291,954)	$(5,294,188)
Foreign currency translation	90	7,161

Comprehensive loss	$(5,291,864)	$(5,287,027)

6. Shareholders’ Equity

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

7. Restricted Cash

     The Company is party to an agreement with an unaffiliated third party to lease certain computer equipment. The lease has been recorded as a capital lease. Terms of the lease agreement require the Company to maintain a restricted cash balance equal to the outstanding balance payable on the lease. The restricted cash balance was $195,539 at September 30, 2002.

     In addition, the Company’s wholly owned subsidiary, DATATRAK GmbH, is required to provide a bank guarantee to the lessor of its office space equal to three months rent. The terms of the bank guarantee require DATATRAK GmbH to maintain a restricted cash balance of 59,082 Euros with the bank. The US dollar equivalent of this amount was $57,971 at September 30, 2002.

     DATARKAK’s total restricted cash balance was $253,510 at September 30, 2002.

8. Common Share Warrants

     At June 30, 2002, the Company had outstanding warrants to purchase 192,252 common shares at a price of $2.25 per share. The warrants became exercisable on January 4, 2002 and will expire on January 4, 2007.

9. Recently Issued Accounting Standards

     In June 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement No. 146”), which is effective for exit or disposal activities that are initiated after December 31, 2002. Statement No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The Company did not elect early adoption of Statement 146, and continued to follow EITF 94-3 for the three and nine month periods ended September 30, 2002.

10. Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.

Item 2. Management’s Discussion and Analysis of Results of Operations and
Financial Condition

     The information set forth and discussed below for the three and nine month periods ended September 30, 2002 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

General

     DATATRAK is a provider of software and other related services, commonly referred to as an application service provider, or ASP. DATATRAK’s customers use the software known as DATATRAK EDC™ to collect and transmit clinical trial data, commonly referred to as electronic data capture, or EDC. The Company’s services assist companies in the clinical pharmaceutical, biotechnology, contract research organization (“CRO”) and medical device research industries, in accelerating the completion of clinical trials. Approximately 53% of the Company’s assets, or approximately $3.4 million, are held in cash, cash equivalents and short-term investments. Since commencing EDC operations in 1997, the Company has experienced some growth in revenue but continues to record significant losses and negative cash flow from operations. The Company is continuing to enhance and commercialize the DATATRAK EDC™ software and anticipates that its operating results will fluctuate significantly from period to period. There can be no assurance of the Company’s long-term future prospects.

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

     Since its purchase of the DATATRAK EDC™ software in January 1998, DATATRAK has recorded revenue related to a small number of contracts. At September 30, 2002, DATATRAK’s backlog was $15.1 million. Backlog includes a $2.4 million contract that has been placed on hold, by the clinical trial sponsor. Due to DATATRAK’s early stage of development and its low level of backlog, there can be no assurance as to its future levels of revenue.

Results of Operations

     Three months ended September 30, 2002 compared with three months ended September 30, 2001

     Revenue for the three months ended September 30, 2002 increased 212.5% to $1.5 million, as compared to $480,000 for the three months ended September 30, 2001. The increase was the result of the Company’s growth and conversion of backlog into revenue and the resulting increase in the number of clinical trials using the DATATRAK EDC™ software.

     Direct costs of revenue, mainly personnel costs, were $470,000 and $430,000 during the three months ended September 30, 2002 and 2001, respectively. The 9.3% increase in direct costs was mainly the result of a $30,000 increase in other direct costs, mainly travel expenses and other costs, which are billed to the Company’s customers. DATATRAK was able to leverage its prior period investments in personnel, in conjunction with its increased revenue to increase its gross margin to 68.7% compared to 10.4% in the third quarter of the prior year.

     Selling general and administrative (“SG&A”) expenses include all administrative personnel costs, business and software development costs, and all other expenses not directly chargeable to a specific contract. SG&A expenses increased by 22.2 % to $2.2 million from $1.8 million for the three months ended September 30, 2002 and 2001, respectively. During the three months ended September 30, 2002, there was a $270,000 increase in personnel costs caused by an increase in software development and corporate office personnel. Certain initiatives the Company has undertaken resulted in $80,000 of additional expenses during the three months ended September 30, 2002.

     During the three months ended September 30, 2002, DATATRAK recorded special charges of $360,000. Included in special items is $120,000 of expenses associated with the Company’s potential acquisition of Oriam, SA, which was announced on September 23, 2002. Also, during the three months ended September 30, 2002, $240,000 of expenses related to the reduction of 20 employees were recorded. This reduction in employees is expected to decrease the Company’s quarterly operating expenses by approximately $300,000 beginning in the fourth quarter of 2002.

     Depreciation and amortization expense increased to $290,000 during the three months ended September 30, 2002 from $240,000 during the three months ended September 30, 2001. The increase was the result of depreciating capital expenditures associated with the building of DATATRAK’s information technology infrastructure and amortizing leasehold improvements at the Company’s new corporate headquarters.

     Other income decreased to $15,000 during the three months ended September 30, 2002 from $60,000 during the three months ended September 30, 2001. Other income includes interest income which decreased $50,000 for the three months ended September 30, 2002, compared to September 30, 2001, due to the Company’s use of cash to fund its operating losses and other working capital needs and decreasing interest rates on the Company’s short-term investments.

     Nine months ended September 30, 2002 compared with nine months ended September 30, 2001

     Revenue for the nine months ended September 30, 2002 increased 133.3% to $3.5 million, as compared to $1.5 million for the nine months ended September 30, 2001. The increase was the result of the Company’s growth and conversion of backlog into revenue and the resulting increase in the number of clinical trials using the DATATRAK EDC™ software.

     Direct costs of revenue, mainly personnel costs, were $1.4 million and $1.3 million during the nine months ended September 30, 2002 and 2001, respectively. The 7.7% increase in direct costs was mainly the result of increased personnel costs of $130,000 caused by the addition of employees, in anticipation of increases in backlog and revenue, to assure the quality delivery of the Company’s services. DATATRAK was able to leverage its employee costs, in conjunction with its increased revenue to increase its gross margin to 60.0% compared to 13.3% for the nine months ended September 30, 2001.

     SG&A expenses increased by 21.6% to $6.2 million from $5.1 million for the nine months ended September 30, 2002 and 2001, respectively. During the nine months ended September 30, 2002, there was an $820,000 increase in personnel costs due to increases in employees across all areas of the Company. Increases in other expenses and certain initiatives the Company has undertaken resulted in approximately $280,000 of additional expenses during the nine months ended September 30, 2002.

     Depreciation and amortization expense increased to $850,000 during the nine months ended September 30, 2002 from $710,000 during the nine months ended September 30, 2001. The increase was the result of depreciating capital expenditures associated with the building of DATATRAK’s information technology infrastructure and amortizing leasehold improvements at the Company’s new corporate headquarters.

     Other income decreased to $70,000 during the nine months ended September 30, 2002 from $300,000 during the nine months ended September 30, 2001. Interest income decreased $260,000 for the nine months ended September 30, 2002 compared to September 30, 2001, due to the Company’s use of cash to fund its operating losses and other working capital needs and decreasing interest rates on the Company’s short-term investments. For the nine months ended September 30, 2002, there was a $30,000 increase in foreign currency transaction adjustments compared to the nine months ended September 30, 2001.

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

     The Company’s contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received, as work progresses, throughout the life of the contract. All amounts received are recorded as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. The Company typically receives a low volume of large-dollar receipts. Accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable (net of allowance for doubtful accounts) was $680,000 at September 30, 2002 and $430,000 at December 31, 2001. Deferred revenue was $700,000 at September 30, 2002 and $470,000 at December 31, 2001.

     Cash and cash equivalents decreased $540,000 during the nine months ended September 30, 2002. This was the result of $4.4 million used in operating activities, offset by $3.9 provided by investing and financing activities. Cash used for operating activities resulted from the funding of net operating losses and other working capital needs. Investing activities included net maturities of short-term investments of $1.3 million and $1.2 million used to purchase property and equipment. Financing activities include $3.8 million received from the Company’s private placement of its common shares.

     At September 30, 2002, the Company had working capital of $2.4 million, and its cash, cash equivalents and short-term investments totaled $3.4 million. The Company’s working capital decreased by $1.9 million since December 31, 2001. The decrease was primarily the result of the $1.8 million decrease in cash, cash equivalents and short-term investments. The growth in accounts receivable was offset by the growth in current liabilities.

     The Company is responsible for funding the future enhancement and testing of the DATATRAK EDC™ software. The Company will continue to invest in the development of the DATATRAK® process. The Company’s operations and the EDC market are still in a developmental stage. DATATRAK has experienced marginal revenue growth; however, the Company anticipates negative cash flow from operations for the remainder of 2002, as it attempts to achieve profitability. The Company anticipates capital and related expenditures of approximately $200,000 through the end of the current year for continued commercialization and product development of DATATRAK EDC™, which the Company expects to fund from existing cash and cash equivalents, maturities of short-term investments and cash flow from operations. The Company believes that its cash and cash equivalents, maturities of short-term investments and cash flow from operations, together with its existing sources of equity, will be sufficient to meet its working capital and capital expenditure requirements through December 31, 2002.

     On September 23, 2002, the Company announced the signing of a definitive agreement to purchase Oriam, SA, a French Technology Firm with offices in Paris, France and Boston, Massachusetts. Closing of the proposed transaction is contingent upon appropriate financing. In order to complete the purchase of Oriam, SA and support its future working capital needs beyond December 31, 2002, the Company will need to raise additional funds by selling debt or equity securities or through other arrangements. Specific terms involved with potential financing are currently being evaluated by DATATRAK and its investment advisors, however, additional capital may not be available on acceptable terms, if at all.

Inflation

     To date, the Company believes the effects of inflation have not had a material adverse effect on its results of operations or financial condition.

Information About Forward-Looking Statements

     Certain statements made in this Form 10-Q, other SEC filings or written materials or orally by the Company or its representatives may constitute forward-looking statements that are based on management’s current beliefs, estimates and assumptions concerning the operations, future results and prospects of the Company and the clinical pharmaceutical research industry in general. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements related to future revenue, profits, expenses, income and earnings per share or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). In addition, words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to the safe harbors created in the Exchange Act. Factors that may cause actual results to differ materially from those in the forward-looking statements include the success of the Company’s fundraising efforts; the ability of the Company to absorb corporate overhead and other fixed costs in order to successfully market the DATATRAK EDC™ software; the development of and fluctuations in the market for electronic data capture technology; the degree of the Company’s success in obtaining new contracts; the timing of payments from customers and the timing of clinical trial sponsor decisions to conduct new clinical trials or cancel or delay ongoing trials; governmental regulation; the early stage of the Company’s ASP operations; and general economic conditions such as the rate of employment, inflation, interest rates and the condition of capital markets. This list of factors is not exclusive. In addition, the Company’s success depends on the outcome of various strategic initiatives it has undertaken, all of which are based on assumptions made by the Company concerning trends in the clinical research market and the health care industry.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates since it funds its operations through short-term investments and has business transactions in Euros. A summary of the Company’s market risk exposures is presented below.

     Interest Rate Risk

     DATATRAK has fixed income investments consisting of cash equivalents and short-term investments, which may be affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents and short-term investments with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Investments are reported at amortized cost, which approximates fair value. A 1.0% change in interest rates during the nine months ended September 30, 2002, would have resulted in a $32,000 change in DATATRAK’s interest income during the nine month period.

     Foreign Currency Risk

     DATATRAK’s foreign sales and results of operations are subject to the impact of foreign currency fluctuations. Approximately 3% of the Company’s revenue for the nine months ended September 30, 2002 was earned by the Company’s German subsidiary. The Company manages its risk to foreign currency exchange rates by maintaining foreign currency bank accounts in currencies in which it regularly transacts business. DATATRAK does not currently hedge against the risk of exchange rate fluctuations. A 1.0% fluctuation in the exchange rate between United States dollars and the Euro at September 30, 2002, would have resulted in a $15,000 change in the foreign currency translation amount recorded on the Company’s balance sheet, and $45,000 change in the Company’s net loss for the nine months ended September 30, 2002 due to foreign currency transactions.

Item 4. Controls and Procedures

     Within 90 days prior to the date of the filing of this report, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

Part II. Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

See the Exhibit Index at page E - 1 of this Form 10 - Q.

(b) Reports on Form 8-K

No reports were filed on Form 8-K during the three months ended September 30, 2002, other than the following:

Current Report on Form 8-K, dated September 23, 2002, reporting under item 5 to announce the signing of a definitive agreement to purchase Oriam, SA.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATATRAK International, Inc. Registrant

Date: 11/13/02	/s/ Jeffrey A. Green Jeffrey A. Green, President and Chief Executive Officer and a Director (Principal Executive Officer)

Date: 11/13/02	/s/ Terry C. Black Terry C. Black, Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER, DATATRAK INTERNATIONAL, INC.

I, Jeffrey A. Green, Chief Executive Officer, DATATRAK International, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DATATRAK International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/13/02	/s/ Jeffrey A. Green Jeffrey A. Green, President and Chief Executive Officer and a Director (Principal Executive Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER, DATATRAK INTERNATIONAL, INC.

I, Terry C. Black, Chief Financial Officer, DATATRAK International, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DATATRAK International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/13/02	/s/ Terry C. Black Terry C. Black, Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description	Page

4.1	Specimen Certificate of the Company’s Common Shares, without par value	(1)

4.2	Second Amended and Restated Registration Agreement, dated July 15, 1994, as amended on June 1, 1995 and February 5, 1996	(2)

10.1	Amended and Restated 1994 Directors’ Share Option Plan*	(3)

10.2	Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(3)

10.3	Amendment No. 2 to the Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(4)

10.4	Amended and Restated 1992 Share Incentive Plan*	(3)

10.5	Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(3)

10.6	Amendment No. 2 to the Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(5)

10.7	Amendment No. 3 to the Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(9)

10.8	Form of Indemnification Agreement*	(2)

10.9	Employment Agreement between the Company and Jeffrey A. Green, dated February 5, 2001*	(6)

10.10	Employment Agreement between the Company and Terry C. Black, dated February 5, 2001*	(6)

10.11	Separation Agreement between the Company and Terry C. Black, dated December 22, 1998*	(7)

10.12	Employment Agreement between the Company and Wolfgang Summa, dated December 29, 2000*	(6)

10.13	DATATRAK International, Inc. Retirement Savings Plan*	(8)

10.14	1999 Outside Director Stock Option Plan*	(5)

*	Management compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 1999 (File No. 000-20699).

(2)	Incorporated herein by reference to the Company’s Form 1 Registration Statement filed on March 8, 1996, as amended by Amendment No. 1 filed on May 10, 1996 and as amended by Amendment No. 2 filed on June 10, 1996 (File No. 333-2140).

E-1

Exhibit Index

Exhibit No.	Description	Page

(3)	Incorporated herein by reference to the Company’s Form S-8 Registration Statement filed on November 13, 1996 (File No. 333-16061)

(4)	Incorporated herein by reference to the Company’s Schedule 14A filed on March 17, 1999 (File No. 000-20699)

(5)	Incorporated herein by reference to the Company’s Schedule 14A filed on April 28, 2000 (File No. 000-20699)

(6)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2000 (File No. 000-20699)

(7)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 1998 (File No. 000-20699)

(8)	Incorporated herein by reference to the Company’s Form S-8 Registration Statement filed on April 30, 1997 (File No. 333-26251)

(9)	Incorporated herein by reference to the Company’s Schedule 14A filed on May 7, 2002 (File No. 000-20699)

E-2