Form 10-Q
period 2003-03-31
DATATRAK INTERNATIONAL INC
filed 2003-05-15
CIK 886530

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      X      Yes          No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).            Yes        X      No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

The number of Common Shares, without par value, outstanding as of April 30, 2003 was 5,293,836.

Part I. Financial Information

             Item 1 — Financial Statements

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		(Note A)
	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$1,475,613	$1,682,642
Short-term investments	785,332	785,277
Accounts receivable, less allowances	645,096	883,584
Prepaid expenses and other current assets	201,019	165,457

Total current assets	3,107,060	3,516,960

Property and equipment, at cost
net of accumulated depreciation and amortization	1,495,258	1,749,065
Other assets	39,549	39,549

Total assets	$4,641,867	$5,305,574

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$123,554	$97,938
Current portion of capital lease obligation	128,635	138,388
Accrued expenses	515,382	913,143
Deferred revenue	1,137,749	901,509

Total current liabilities	1,905,320	2,050,978

Capital lease obligation, less current portion	—	23,979

Shareholders’ equity:
Serial preferred shares, without par value, 1,000,000 shares authorized, none issued	—	—
Common share warrants	357,589	357,589
Common shares, without par value, authorized 15,000,000 shares; issued 8,563,836 shares as of March 31, 2003 and December 31, 2002; outstanding 5,263,836 shares as of March 31, 2003 and December 31, 2002	53,871,996	53,868,303
Treasury shares, 3,300,000 shares at cost	(20,188,308)	(20,188,308)
Accumulated deficit	(31,226,946)	(30,732,049)
Foreign currency translation	(77,784)	(74,918)

Total shareholders’ equity	2,736,547	3,230,617

Total liabilities and shareholders’ equity	$4,641,867	$5,305,574

Note A:	The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenue	$1,456,584	$815,865
Direct costs	353,882	433,940

Gross profit	1,102,702	381,925
Selling, general and administrative expenses	1,339,133	1,925,934
Depreciation and amortization	262,068	256,227

Loss from operations	(498,499)	(1,800,236)
Other income (expense):
Interest income	5,447	34,301
Interest expense	(2,540)	(6,402)
Other income (expense)	695	1,176

Net loss	$(494,897)	$(1,771,161)

Basic and diluted net loss per share	$(0.09)	$(0.34)

Weighted average common shares outstanding	5,263,836	5,156,724

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Operating Activities
Net loss	$(494,897)	$(1,771,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	262,068	256,227
Other	6,073	(16,530)
Changes in operating assets and liabilities:
Accounts receivable	233,988	(59,162)
Accounts payable and accrued expenses	(372,145)	33,415
Deferred revenue	236,240	625,679
Other	(37,233)	64,881

Net cash used in operating activities	(165,906)	(866,651)
Investing Activities
Purchases of property and equipment	(14,173)	(538,062)
Proceeds from sales of property and equipment	—	847
Maturities of short term investments	1,036,000	3,035,000
Purchases of short term investments	(1,033,935)	(5,520,610)

Net cash used in investing activities	(12,108)	(3,022,825)
Financing Activities
Proceeds from issuance of common shares and stock option exercises	—	3,838,881
Payments under capital lease obligation	(33,732)	(31,546)
Repayment of notes receivable	1,671	2,785

Net cash provided by financing activities	(32,061)	3,810,120
Effect of exchange rate on cash	3,046	(5,867)

Decrease in cash and cash equivalents	(207,029)	(85,223)
Cash and cash equivalents at beginning of period	1,682,642	2,174,445

Cash and cash equivalents at end of period	$1,475,613	$2,089,222

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of DATATRAK International, Inc. and subsidiaries (“DATATRAK” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2002 (File No. 000-20699).

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that might affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Net Loss per Share

     The following table sets forth the computation of basic and diluted loss per share.

	Three Months Ended March 31,

	2003	2002

Net loss used in the calculation of basic and diluted earnings per share	$(494,897)	$(1,771,161)

Denominator for basic and diluted net loss per share — weighted average common shares outstanding	5,263,836	5,156,724

Basic and diluted net loss per share	$(0.09)	$(0.34)

Common share options and warrants excluded from the computation of diluted net loss per share because they would have an antidilutive effect on net loss per share	1,212,620	1,231,710

3. Comprehensive loss

     The following table sets forth comprehensive loss.

	Three Months Ended March 31,

	2003	2002

Net loss	$(494,897)	$(1,771,161)
Foreign currency translation	(2,866)	(9,317)

Comprehensive loss	$(497,763)	$(1,780,478)

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

4. Restricted Cash

     The Company is party to an agreement with an unaffiliated third party to lease certain computer equipment. The lease has been recorded as a capital lease. Terms of the lease agreement require the Company to maintain a restricted cash balance equal to the outstanding balance payable on the lease. The restricted cash balance was $128,635 at March 31, 2003.

     In addition, the company’s wholly-owned subsidiary, DATATRAK GmbH, is required to provide a bank guarantee to the lessor of its office space equal to three months rent. The terms of the bank guarantee require DATATRAK GmbH to maintain a restricted cash balance of 59,082 Euros with the bank. The U.S. dollar equivalent of this amount was $63,808 at March 31, 2003.

     DATATRAK’s total restricted cash balance was $192,443 at March 31, 2003.

5. Stock Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its employee and director stock options. Under APB 25 compensation expense has been recognized for all options granted at less than the fair market value of the common shares on the date of grant. The alternative fair value accounting provided for under Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”), requires use of option valuation models that were not developed for use in valuing employee stock options. FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“Statement No. 148”) requires disclosure of compensation expense under both APB 25 and Statement No. 123.

     The following table sets stock based compensation for each period presented.

	Three Months Ended March 31,

	2003	2002

Actual stock compensation expense recognized under APB 25	$3,693	$3,693
Stock compensation expense that would have been recognized under Statement No. 123	$82,429	$107,883

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

     For purposes of pro forma disclosures, the estimated value of the options is amortized to expense over the options’ vesting period. The pro forma results are not necessarily indicative of what would have occurred had the Company adopted Statement No. 123. The Company’s pro forma information follows:

	Three Months Ended March 31,

	2003	2002

Pro forma net loss	$(573,633)	$(1,875,351)
Pro forma basic and diluted loss per share	$(0.12)	$(0.39)

             Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

     The information set forth and discussed below for the three months ended March 3l, 2003 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

General

     DATATRAK is a provider of software and other related services, commonly referred to as an application service provider, or ASP. DATATRAK’s customers use the software known as DATATRAK EDC® to collect and transmit clinical trial data, commonly referred to as electronic data capture, or EDC. The Company’s services assist companies in the clinical pharmaceutical, biotechnology, contract research organization (“CRO”) and medical device research industries, in accelerating the completion of clinical trials. Approximately 49% of the Company’s assets, or approximately $2,260,000, are held in cash, cash equivalents and short-term investments. Since commencing EDC operations in 1997, the Company has experienced some growth in revenue, but continues to record losses and negative cash flow from operations. The Company is continuing to enhance and commercialize its business and the DATATRAK EDC® software, and anticipates that its operating results will fluctuate significantly from period to period. There can be no assurance of the Company’s long-term future prospects.

     The Company’s contracts provide a fixed price for each component or service to be delivered, and revenue is recognized as these components or services are delivered. Services provided by DATATRAK that are in addition to those provided for in its contracts are billed on a fee for service basis as completed. Generally, these contracts range in duration from one to three years. The ultimate contract value is dependent upon the length of the customer’s use of DATATRAK EDC® and the services provided by DATATRAK. As services are performed over the life of the contract, revenue is recognized per the specific terms of each contract. Costs associated with contract revenues are recognized as incurred. These contracts can be terminated by the customer with or without cause. DATATRAK is entitled to payment for all work performed through the date of notice of termination and for recovery of some or all costs incurred to terminate a contract. The termination of a contract will not result in a material adjustment to revenue or costs previously recognized.

     Since its purchase of the DATATRAK EDC™ software in January 1998, DATATRAK has recorded revenue related to a small number of contracts. At March 31, 2003, DATATRAK’s backlog was $12.7 million. Due to DATATRAK’s early stage of development and its low level of backlog, there can be no assurance as to its future levels of revenue.

Critical Accounting Policies

     In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has identified the most critical accounting principles upon which its financial status depends. Critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies were identified to be those related to revenue recognition, software development costs and stock based compensation.

     A summary of these critical accounting policies can be found in the Company’s Annual Report on Form 10-K, filed on March 27, 2003, under the heading “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Three months ended March 31, 2003 compared with three months ended March 31, 2002

     Revenue for the three months ended March 31, 2003 increased 78.1% to $1,460,000 as compared to $820,000 for the three months ended March 31, 2002. The increase was due to greater acceptance of the DATATRAK EDC® software by clinical trial sponsors, resulting in an increase in the number of clinical trials using the DATATRAK EDC® software.

     Direct costs of revenue, mainly personnel costs, were $350,000 and $430,000 during the three month periods ended March 31, 2003 and 2002, respectively. Staff reductions and other payroll cost savings caused personnel costs to decrease by $80,000 during the three months ended March 31, 2003. This reduction in direct costs combined with the Company’s increased revenue, resulted in a gross margin of 76.0% for the three months ended March 31, 2003 compared to 47.6% in the first quarter of 2002. Based on its anticipated levels of revenue and current cost structure, DATATRAK anticipates that its gross margin in 2003 will remain consistent with the levels achieved in the first quarter of 2003.

     Selling, general and administrative expenses (“SG&A”) include all administrative personnel costs, business development costs, and all other expenses not directly chargeable to a specific contract. SG&A expenses decreased by 30.6% to $1,340,000 from $1,930,000 for the three months ended March 31, 2003 and 2002. Staff reductions and other payroll cost savings caused personnel costs to decrease by $400,000 during the three months ended March 31, 2003. Cost cutting in other areas resulted in additional savings of $190,000 during the three months ended March 31, 2003.

     Depreciation and amortization expense remained stable at $260,000 during each of the three month periods ended March 31, 2003 and 2002.

     Other income decreased $30,000 during the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Other income includes interest income which decreased $30,000 for the three months ended March 31, 2003 compared to March 31, 2002, due to the Company’s use of cash to fund its operating losses and other working capital needs.

Liquidity and Capital Resources

     Since its inception, the Company’s principal sources of cash have been cash flow from operations and proceeds from the sale of equity securities. The Company’s investing activities primarily reflect capital expenditures and net purchases of short-term investments. In January 2002 the Company raised approximately $3,840,000 in cash with the completion of its private placement of common shares.

     The Company’s contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received upon completion of negotiated performance milestones throughout the life of the contract. All amounts received are recorded as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. The Company typically receives a low volume of large-dollar receipts. Accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable (net of allowance for doubtful accounts) was $650,000 at March 31, 2003 and $880,000 at December 31, 2002. Deferred revenue was $1,140,000 at March 31, 2003 and $900,000 at December 31, 2002.

     Cash and cash equivalents decreased $210,000 during the three months ended March 31, 2003. This was the result of $170,000 used in operating activities and $40,000 used in investing and financing activities. Cash used for operating activities resulted primarily from the Company’s net operating loss. Investing activities included $10,000 used to purchase property and equipment. Financing activities include capital lease payments of $30,000.

     At March 31, 2003, the Company had working capital of $1,200,000 and its cash, cash equivalents and short-term investments totaled $2,260,000. The Company’s working capital decreased by $270,000 since December 31, 2002. The decrease was primarily the result of the $210,000 decrease in cash, cash equivalents and short-term investments.

     The Company is responsible for funding the future enhancement and testing of the DATATRAK EDC® software. The Company will continue to invest in the development of the DATATRAK® process. The Company’s operations and the EDC market are still in a developmental stage. DATATRAK has experienced marginal revenue growth, however, the Company anticipates negative cash flow from operations during 2003, as it continues to build its customer base, increase its backlog and convert existing backlog into revenue. The Company anticipates capital and related expenditures of approximately $230,000 through the end of the current year for continued commercialization and product development of DATATRAK EDC®, which the Company expects to fund from existing cash and cash equivalents, maturities of short-term investments and cash flow from operations. The Company believes that its cash and cash equivalents, maturities of short-term investments and cash flow from operations, together with its existing sources of equity, will be sufficient to meet its working capital and capital expenditure requirements through the end of the current year. However, at the current rates of negative cash flows, capital and related expenditures and revenue growth, the Company may need to raise additional funds for working capital by selling debt or equity securities or through other arrangements. Additional capital may not be available on acceptable terms, if at all. To the extent that additional equity capital is raised, it could have a dilutive effect on the Company’s existing shareholders.

Inflation

     To date, the Company believes the effects of inflation have not had a material adverse effect on its results of operations or financial condition.

Information About Forward-Looking Statements

     Certain statements made in this Form 10-Q, other SEC filings or written materials or orally by the Company or its representatives may constitute forward-looking statements that are based on management’s current beliefs, estimates and assumptions concerning the operations, future results and prospects of the Company and the clinical pharmaceutical research industry in general. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements related to future revenue, profits, expenses, income and earnings per share or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). In addition, words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to the safe harbors created in the Exchange Act. Factors that may cause actual results to differ materially from those in the forward-looking statements include the ability of the Company to absorb corporate overhead and other fixed costs in order to successfully market the DATATRAK EDC™ software; the development of and fluctuations in the market for electronic data capture technology; the degree of the Company’s success in obtaining new contracts; the timing of payments from customers and the timing of clinical trial sponsor decisions to conduct new clinical trials or cancel or delay ongoing trials; governmental regulation; the early stage of the Company’s ASP operations; and general economic conditions such as the rate of employment, inflation, interest rates and the condition of capital markets. This list of factors is not all inclusive. In addition, the Company’s success depends on the outcome of various strategic initiatives it has undertaken, all of which are based on assumptions made by the Company concerning trends in the clinical research market and the health care industry. Any Forward-looking statement speaks only as of the date on which such statement is made and the Company does not undertake any obligation to update any statements whether as a result of new information, future events or otherwise.

             Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates since it funds its operations through short-term investments and has business transactions in Euros. A summary of the Company’s market risk exposures is presented below.

     Interest Rate Risk

     DATATRAK has fixed income investments consisting of cash equivalents and short-term investments, which may be affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents and short-term investments with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Investments are reported at amortized cost, which approximates fair value. A 1.0% change in interest rates during the three months ended March 31, 2003, would have resulted in a $6,000 change in DATATRAK’s interest income during the quarter.

     Foreign Currency Risk

     DATATRAK’s foreign results of operations are subject to the impact of foreign currency fluctuations. The Company manages its risk to foreign currency exchange rates by maintaining foreign currency bank accounts in currencies in which it regularly transacts business. DATATRAK does not currently hedge against the risk of exchange rate fluctuations. A 1.0% fluctuation in the exchange rate between United States dollars and the Euro at March 31, 2003, would have resulted in a $8,000 change in the foreign currency translation amount recorded on the Company’s balance sheet and had a negligible effect on its net income.

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

(a) Exhibits

See the Exhibit Index at page E-1 of this Form 10-Q.

(b) Reports on Form 8-K

No reports were filed on form 8-K during the three months ended March 31, 2002, other than the following:

Current Report on Form 8-K, dated January 28, 2003, furnishing under item 9, a press release pursuant to Regulation FD.

Current Report on Form 8-K, dated February 18, 2003, furnishing under item 9, two press releases pursuant to Regulation FD.

Current Report on Form 8-K, dated March 24, 2003, furnishing under item 9, a press release pursuant to Regulation FD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATATRAK International, Inc. Registrant

Date:	5/15/03	/s/ Jeffrey A. Green Jeffrey A. Green, President and Chief Executive Officer (Principal Executive Officer)

Date:	5/15/03	/s/ Terry C. Black Terry C. Black, Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

CERTIFICATIONS

I, Jeffrey A. Green, Chief Executive Officer, DATATRAK International, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DATATRAK International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	/s/ Jeffrey A. Green Jeffrey A. Green, President and Chief Executive Officer

I, Terry C. Black, Chief Financial Officer, DATATRAK International, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DATATRAK International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	/s/ Terry C. Black Terry C. Black, Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary