Form 10-Q
period 2003-06-30
DATATRAK INTERNATIONAL INC
filed 2003-08-13
CIK 886530

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

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

The number of Common Shares, without par value, outstanding as of July 31, 2003 was 5,352,990.

Part I. Financial Information
Item 1 — Financial Statements

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Note A)
	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$1,456,685	$1,682,642
Short-term investments	379,566	785,277
Accounts receivable, less allowances	723,324	883,584
Prepaid expenses and other current assets	421,896	165,457

Total current assets	2,981,471	3,516,960
Property and equipment, at cost, net of accumulated depreciation and amortization	1,287,978	1,749,065
Other assets	39,549	39,549

Total assets	$4,308,998	$5,305,574

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$181,370	$97,938
Current portion of capital lease obligation	94,332	138,388
Accrued expenses	690,092	913,143
Deferred revenue	745,193	901,509

Total current liabilities	1,710,987	2,050,978
Capital lease obligation, less current portion	—	23,979
Shareholders’ equity:
Serial preferred shares, without par value, 1,000,000 shares authorized, none issued	—	—
Common share warrants	—	357,589
Common shares, without par value, authorized 15,000,000 shares as of June 30, 2003 and December 31, 2002; issued 8,652,990 shares as of June 30, 2003 and 8,563,836 shares as of December 31, 2002; outstanding 5,352,990 as of June 30, 2003 and 5,263,836 as of December 31, 2002	54,277,091	53,868,303
Treasury shares, 3,300,000 shares at cost	(20,188,308)	(20,188,308)
Accumulated deficit	(31,415,375)	(30,732,049)
Foreign currency translation	(75,397)	(74,918)

Total shareholders’ equity	2,598,011	3,230,617

Total liabilities and shareholders’ equity	$4,308,998	$5,305,574

Note A:	The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue	$1,734,641	$1,145,417	$3,191,225	$1,961,282
Direct costs	345,343	506,701	699,225	940,641

Gross profit	1,389,298	638,716	2,492,000	1,020,641
Selling, general and administrative expenses	1,349,206	2,100,982	2,688,339	4,026,916
Depreciation and amortization	231,028	295,060	493,096	551,287

Loss from operations	(190,936)	(1,757,326)	(689,435)	(3,557,562)
Other income (expense):
Interest income	4,656	27,121	10,103	61,422
Interest expense	(1,970)	(4,193)	(4,510)	(10,595)
Other income (expense)	(179)	(1,367)	516	(191)

Net loss	$(188,429)	$(1,735,765)	$(683,326)	$(3,506,926)

Basic and diluted net loss per share	$(0.04)	$(0.33)	$(0.13)	$(0.67)

Weighted average common shares outstanding	5,297,964	5,263,836	5,280,994	5,210,576

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Operating Activities
Net loss	$(683,326)	$(3,506,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	493,096	551,287
Stock compensation	51,199	7,386
Other	5,187	(35,013)
Changes in operating assets and liabilities:
Accounts receivable	151,260	(127,700)
Prepaid expenses and other current assets	(259,804)	(88,276)
Accounts payable and accrued expenses	(139,619)	26,507
Deferred revenue	(156,316)	567,045

Net cash used in operating activities	(538,323)	(2,605,690)

Investing activities
Purchases of property and equipment	(14,997)	(1,004,003)
Proceeds from sales of property and equipment	—	1,095
Maturities of short-term investments	2,358,000	8,084,000
Purchases of short-term investments	(1,948,476)	(8,541,701)

Net cash provided by (used in) investing activities	394,527	(1,460,609)

Financing activities
Proceeds from issuance of common shares and stock option exercises	—	3,838,881
Payments under capital lease obligation	(68,035)	(63,625)
Repayment of notes receivable, net	3,365	15,056

Net cash (used in) provided by financing activities	(64,670)	3,790,312

Effect of exchange rate on cash	(17,491)	(19,911)

Decrease in cash and cash equivalents	(225,957)	(295,898)
Cash and cash equivalents at beginning of period	1,682,642	2,174,445

Cash and cash equivalents at end of period	$1,456,685	$1,878,547

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)

1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of DATATRAK International, Inc. and subsidiaries (“DATATRAK” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2002 (File No. 000-20699).

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that might affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Net Loss Per Share

     The following table sets forth the computation of basic and diluted loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss used in the calculation of basic and diluted loss per share	$(188,429)	$(1,735,765)	$(683,326)	$(3,506,926)

Denominator for basic and diluted net loss per share — weighted average Common Shares outstanding	5,297,964	5,263,836	5,280,994	5,210,576

Basic and diluted net loss per share	$(0.04)	$(0.33)	$(0.13)	$(0.67)

Weighted average common share options and warrants excluded from the computation of diluted net loss per share because they would have an antidilutive effect on net loss per share	1,240,836	1,251,321	1,229,398	1,249,514

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)

3.  Comprehensive Loss

     The following table sets forth comprehensive loss.

	Six Months Ended June 30,

	2003	2002

Net loss	$(683,326)	$(3,506,926)
Foreign currency translation	(479)	(1,302)

Comprehensive loss	$(683,805)	$(3,508,228)

4.  Shareholders’ Equity

     Effective April 21, 2003, the Company entered into an agreement for consulting services related to its investor relations program. As compensation for these services, the Company issued 30,000 restricted common shares to an outside consultant. During the second quarter of 2003, a non-cash charge of $42,000 was recorded as compensation expense for these common shares.

     In addition, the same investor relations consultant was granted an option to purchase 25,000 common shares on May 27, 2003. The exercise price of the options is $2.64 per share, the market price of the common shares on the date of grant. The option will become exercisable in equal amounts over a three-year period and expires on the tenth anniversary of the date of grant. The option was granted under the Company’s Amended and Restated 1996 Key Employees and Consultants Stock Option Plan.

     In conjunction with its January 2002 private placement, DATATRAK issued 192,252 warrants to purchase common shares at a price of $2.25 per share. The warrants, which contained a provision for a cashless exercise, were fully vested as of the grant date. During June 2003, the holders exercised these warrants and converted them into 59,154 common shares in a non-cash transaction.

5.  Restricted Cash

     The Company is party to an agreement with an unaffiliated third party to lease certain computer equipment. The lease has been recorded as a capital lease. Terms of the lease agreement require the Company to maintain a restricted cash balance equal to the outstanding balance payable on the lease. The restricted cash balance was $94,332 at June 30, 2003.

     In addition, the company’s wholly-owned subsidiary, DATATRAK GmbH, is required to provide a bank guarantee to the lessor of its office space equal to three months rent. The terms of the bank guarantee require DATATRAK GmbH to maintain a restricted cash balance of 59,082 Euros with the bank. The U.S. dollar equivalent of this amount was $67,589 at June 30, 2003.

     DATATRAK’s total restricted cash balance was $161,921 at June 30, 2003.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)

6.  Stock Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its employee and director stock options. Under APB No. 25 compensation expense has been recognized for all options granted at less than the fair market value of the common shares on the date of grant. The alternative fair value accounting provided for under Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”), requires use of option valuation models that were not developed for use in valuing employee stock options. FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“Statement No. 148”) requires disclosure of compensation expense under both APB No. 25 and Statement No. 123.

     The following table sets stock based compensation for each period presented.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Actual stock compensation expense recognized under APB No. 25	$47,506	$3,693	$51,199	$7,386
Stock compensation expense that would have been recognized under Statement No. 123	$84,962	$107,282	$167,391	$215,165

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

     For purposes of pro forma disclosures, the estimated value of the options is amortized to expense over the options’ vesting period. The pro forma results are not necessarily indicative of what would have occurred had the Company adopted Statement No. 123. The Company’s pro forma information follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Pro forma net loss	$(225,885)	$(1,839,354)	$(799,518)	$(3,714,705)
Pro forma basic and diluted loss per share	$(0.05)	$(0.37)	$(0.16)	$(0.75)

7.  Subsequent Events

     On August 8, 2003, the Company completed a private placement of its common shares with certain outside investors. The Company sold 602,500 of its common shares at a price of $4.00 per share. Net of expenses, the Company raised approximately $2.2 million in cash. In conjunction with this private placement, DATATRAK issued 25,125 warrants to purchase common shares at a price of $4.80 per share. The warrants are fully vested as of the grant date and will expire five years from the date of grant.

8.  Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

     The information set forth and discussed below for the three and six month periods ended June 30, 2003 is derived from, and should be read in conjunction with, the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

General

     DATATRAK is a provider of software and other related services, commonly referred to as an application service provider, or ASP. DATATRAK’s customers use the software known as DATATRAK EDC® to collect and transmit clinical trial data, commonly referred to as electronic data capture, or EDC. The Company’s services assist companies in the clinical pharmaceutical, biotechnology, contract research organization (“CRO”) and medical device research industries, in accelerating the completion of clinical trials. Approximately 43% of the Company’s assets, or approximately $1,836,000, are held in cash, cash equivalents and short-term investments. Since commencing EDC operations in 1997, the Company has experienced some growth in revenue, but continues to record losses and negative cash flow from operations. The Company is continuing to enhance and commercialize the DATATRAK EDC® software and anticipates that its operating results will fluctuate significantly from period to period. There can be no assurance of the Company’s long-term future prospects.

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

     Since its purchase of the DATATRAK EDC® software in January 1998, DATATRAK has recorded revenue related to a small number of contracts. At June 30, 2003, DATATRAK’s backlog was $12.1 million. Due to DATATRAK’s early stage of development, there can be no assurance as to its future levels of revenue.

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

Results of Operations

     Three months ended June 30, 2003 compared with three months ended June 30, 2002

     Revenue for the three months ended June 30, 2003 increased 51.5% to $1,735,000, as compared to $1,145,000 for the three months ended June 30, 2002. Included in revenue for the three months ended June 30, 2003, is a one-time fee of $150,000. The $150,000 fee relates to consulting work performed for a current customer that was outside of a traditional EDC contract. The remainder of the increase was largely due to greater acceptance of the DATATRAK EDC® software by clinical trial sponsors, resulting in an increase in the number of clinical trials using the DATATRAK EDC® software.

     Direct costs of revenue, mainly personnel costs, were $345,000 and $507,000 during the three months ended June 30, 2003 and 2002, respectively. Staff reductions and other payroll cost savings caused personnel costs to decrease by $96,000 during the three months ended June 30, 2003. Other direct costs, primarily travel and other costs billed directly to DATATRAK’s customers, decreased by $66,000 during the three months ended June 30, 2003. This reduction in direct costs combined with the Company’s increased revenue, resulted in a gross margin of 80.1% for the three months ended June 30, 2003, compared to 55.7% in the second quarter of 2002. The $150,000 one-time revenue item caused a 1.9% increase in gross margin during the second quarter of 2003. Based on its anticipated levels of revenue and current cost structure, DATATRAK anticipates that its gross margin in 2003 will be approximately 75.0% throughout the remainder of 2003.

     Selling general and administrative expenses (“SG&A”) include all administrative personnel costs, business and software development costs, and all other expenses not directly chargeable to a specific contract. SG&A expenses decreased by 35.8% to $1,349,000 from $2,101,000 for the three months ended June 30, 2003 and 2002, respectively. Staff reductions and other payroll cost savings caused personnel costs to decrease by $455,000 during the three months ended June 30, 2003. Cost reductions in other areas resulted in additional savings of $297,000 during the three months ended June 30, 2003. The decrease in SG&A expenses is consistent with what the Company anticipated when staff reductions and other cost-cutting measures were implemented at the end of 2002.

     Depreciation and amortization expense decreased to $231,000 during the three months ended June 30, 2003 from $295,000 during the three months ended June 30, 2002. The decrease was the result of aging assets not being replaced as indicated by the low level of capital expenditures during 2003.

     Other income decreased to $3,000 during the three months ended June 30, 2003 from $22,000 during the three months ended June 30, 2002. Other income includes interest income which decreased $22,000 for the three months ended June 30, 2003, compared to the same period in 2002, due to the Company’s use of cash to fund its operating losses and other working capital needs and declining interest rates on the Company’s short-term investments.

     Six months ended June 30, 2003 compared with six months ended June 30, 2002

     Revenue for the six months ended June 30, 2003 increased 62.7% to $3,191,000, as compared to $1,961,000 for the six months ended June 30, 2002. Included in revenue for the six months ended June 30, 2003, is a one-time fee of $150,000. The $150,000 fee relates to consulting work performed for a current customer that was outside of a traditional EDC contract. The remainder of the increase was due to greater acceptance of the DATATRAK EDC® software by clinical trial sponsors, resulting in an increase in the number of clinical trials using the DATATRAK EDC® software.

     Direct costs of revenue, mainly personnel costs, were $699,000 and $941,000 during the six months ended June 30, 2003 and 2002, respectively. Staff reductions and other payroll cost savings caused personnel costs to decrease by $173,000 during the six months ended June 30, 2003. Other direct costs, primarily travel and other costs billed directly to DATATRAK’s customers, decreased by $69,000 during the three months ended June 30, 2003. This reduction in direct costs combined with the Company’s increased revenue, resulted in a gross margin of 78.1% for the six months ended June 30, 2003, compared to 52.0.% in the corresponding time period of 2002. The $150,000 one-time revenue item caused a 1.1% increase in gross margin during the first six months of 2003.

     SG&A expenses decreased by 33.3% to $2,688,000 from $4,027,000 for the six months ended June 30, 2003 and 2002, respectively. Staff reductions and other payroll cost savings caused personnel costs to decrease by $857,000 during the six months ended June 30, 2003. Cost reductions in other areas resulted in additional savings of $482,000 during the six months ended June 30, 2003. The decrease in SG&A expenses is consistent with what the Company anticipated when staff reductions and other cost-cutting measures were implemented at the end of 2002.

     Depreciation and amortization expense decreased to $493,000 during the six months ended June 30, 2003 from $551,000 during the six months ended June 30, 2002. The decrease was the result of aging assets not being replaced as indicated by the low level of capital expenditures during 2003.

     Other income decreased to $6,000 during the six months ended June 30, 2003 from $51,000 during the six months ended June 30, 2002. Other income includes interest income which decreased $51,000 for the six months ended June 30, 2003 compared to June 30, 2002, due to the Company’s use of cash to fund its operating losses and other working capital needs and decreasing interest rates on the Company’s short-term investments.

Liquidity and Capital Resources

     Since its inception, the Company’s principal sources of cash have been cash flow from operations and proceeds from the sale of equity securities. The Company’s investing activities primarily reflect capital expenditures and net purchases of short-term investments. In January 2002 the Company raised approximately $3,840,000 in cash through the completion of a private placement of common shares. The Company completed a second private placement of its common shares in August 2003 in which it raised approximately $2.2 million in cash.

     The Company’s contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received upon completion of negotiated performance milestones throughout the life of the contract. All amounts received are recorded as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. The Company typically receives a low volume of large-dollar receipts. Accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable (net of allowance for doubtful accounts) was $723,000 at June 30, 2003 and $884,000 at December 31, 2002. Deferred revenue was $745,000 at June 30, 2003 and $902,000 at December 31, 2002.

     Cash and cash equivalents decreased $226,000 during the six months ended June 30, 2003. This was the result of $538,000 used in operating activities, $394,000 provided by investing activities and $82,000 used in financing activities. Cash used for operating activities resulted primarily from the Company’s net operating loss. Investing activities included net maturities of short-term investments of $409,000 and $15,000 used to purchase property and equipment. Financing activities included capital lease payments of $68,000.

     At June 30, 2003, the Company had working capital of $1,270,000, and its cash, cash equivalents and short-term investments totaled $1,836,000. The Company’s working capital decreased by $196,000 since December 31, 2002. Cash, cash equivalents and short-term investments decreased by $632,000, which was offset by a $340,000 decrease in current liabilities and a $96,000 increase in other current assets.

     The Company is responsible for funding the future enhancement and testing of the DATATRAK EDC® software. The Company will continue to invest in the development of the DATATRAK® process.

The Company’s operations and the EDC market are still in a developmental stage. DATATRAK has experienced marginal revenue growth, however, the Company anticipates negative cash flow from operations during 2003, as it continues to build its customer base, increase its backlog and convert existing backlog into revenue. The Company anticipates capital and related expenditures of approximately $200,000 through the end of the current year for continued commercialization and product development of DATATRAK EDC®, which the Company expects to fund from existing cash and cash equivalents, maturities of short-term investments and cash flow from operations. With the completion of its August 2003 private placement, the Company believes that its cash and cash equivalents, maturities of short-term investments and cash flow from operations, together with its existing sources of equity, will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future.

Inflation

     To date, the Company believes the effects of inflation have not had a material adverse effect on its results of operations or financial condition.

Information About Forward-looking Statements

     Certain statements made in this Form 10-Q, other SEC filings or written materials or orally by the Company or its representatives may constitute forward-looking statements that are based on management’s current beliefs, estimates and assumptions concerning the operations, future results and prospects of the Company and the clinical pharmaceutical research industry in general. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements related to future revenue, profits, expenses, income and earnings per share or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In addition, words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to the safe harbors created in the Exchange Act. Factors that may cause actual results to differ materially from those in the forward-looking statements include the ability of the Company to absorb corporate overhead and other fixed costs in order to successfully market the DATATRAK EDC™ software; the development of and fluctuations in the market for electronic data capture technology; the degree of the Company’s success in obtaining new contracts; the timing of payments from customers and the timing of clinical trial sponsor decisions to conduct new clinical trials or cancel or delay ongoing trials; governmental regulation; the early stage of the Company’s ASP operations; and general economic conditions such as the rate of employment, inflation, interest rates and the condition of capital markets. This list of factors is not all inclusive. In addition, the Company’s success depends on the outcome of various strategic initiatives it has undertaken, all of which are based on assumptions made by the Company concerning trends in the clinical research market and the health care industry. The Company undertakes no obligation to update these forward-looking statements or other information contained herein.

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

A 1.0% change in interest rates during the six months ended June 30, 2003, would have resulted in an $11,000 change in DATATRAK’s interest income during the six month period.

     Foreign Currency Risk

     DATATRAK’s foreign results of operations are subject to the impact of foreign currency fluctuations. The Company manages its risk to foreign currency exchange rates by maintaining foreign currency bank accounts in currencies in which it regularly transacts business. DATATRAK does not currently hedge against the risk of exchange rate fluctuations. A 1.0% fluctuation in the exchange rate between United States dollars and the Euro at June 30, 2003, would have resulted in a $15,000 change in the foreign currency translation amount recorded on the Company’s balance sheet, and $9,000 change in the Company’s net loss for the six months ended June 30, 2003 due to foreign currency transactions.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     As of June 30, 2003 an evaluation was preformed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

     Changes in Internal Controls

     There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

             None.

Item 2. Changes in Securities and Use of Proceeds

DATATRAK has entered into a 12 month consulting arrangement with Neal G. Feagans. Mr. Feagans’s activities include assisting and advising the Company on various aspects of its investor relations program.

Effective April 21, 2003, the Company issued 30,000 restricted common shares to Mr. Feagans as consideration for his consulting services. The common shares were issued directly by the Company to Mr. Feagans in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act’). Because the common shares are “restricted securities” under the Securities Act, such common shares can only be sold pursuant to a registered public offering or an exemption from registration under Rule 144 of the Securities Act.

In addition, effective May 27, 2003, the Company granted a stock option to Mr. Feagans to purchase 25,000 common shares at an exercise price of $2.64, the market price of the common shares on the date of grant. The option will become exercisable in equal amounts over a three-year period and expires on the tenth anniversary of the date of grant. The option was granted under the Company’s Amended and Restated 1996 Key Employees and Consultants Stock Option Plan.

Effective August 6, 2003, the Company’s Sixth Amended and Restated Articles of Incorporation (the “Restated Articles”) became effective. The Restated Articles increase the number of authorized Common Shares from 15,000,000 to 25,000,000, and reduces the number of authorized Preferred Shares from 3,860,000 to 1,000,000.

Item 3. Defaults Upon Senior Securities

             None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on June 3, 2003 (the “Annual Meeting”), the Company’s shareholders voted to approve the following: an amendment to the Company’s 1999 Outside Director Stock Option Plan (the “1999 Plan”); the Restated Articles; and an amendment to Company’s Third Amended and Restated Code of Regulations (the “Code”).

The following is a summary of the voting:

	Amendment of	Approval of the	Amendment of
Votes	the 1999 Plan	Restated Articles	the Code

For	3,370,157	4,462,217	4,722,096
Against	1,509,938	420,885	161,506
Abstain	22,907	19,900	19,400
Non-votes	390,834	390,834	390,834

Also at the Annual Meeting, the Company’s shareholders voted to elect Jeffrey A. Green, Timothy G. Biro, Robert M. Stote and Jerome H. Kaiser each to an additional two-year term as a director of the Company.

The following is a summary of the voting:

Votes	Jeffrey A. Green	Timothy G. Biro	Robert M. Stote	Jerome H. Kaiser

For	4,333,429	4,351,921	4,642,629	4,642,629
Withheld	569,573	551,081	260,373	260,373

Item 5. Other Information

             None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

See the Exhibit Index at page E-1 of this Form 10-Q.

(b) Reports on Form 8-K

The following reports were filed on form 8-K during the three months ended June 30, 2003:

Current Report on Form 8-K, dated May 13, 2003, furnishing under Item 9, a press release pursuant to Regulation FD.

Current Report on Form 8-K, dated May 13, 2003, furnishing under Item 9, a conference call transcript pursuant to Regulation FD.

Current Report on Form 8-K, dated June 17, 2003, announcing under Item 5, a consulting agreement with Neal G. Feagans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATATRAK International, Inc. Registrant

Date:	8/13/03	/s/ Jeffrey A. Green Jeffrey A. Green, President and Chief Executive Officer and a Director (Principal Executive Officer)

Date:	8/13/03	/s/ Terry C. Black Terry C. Black, Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Page

3.1	Sixth Amended and Restated Articles of Incorporation

3.2	Third Amended and Restated Code of Regulations	(1)

3.3	Amendment to the Third Amended and Restated Code of Regulations	(1)

3.4	Amendment to the Third Amended and Restated Code of Regulations

10.1	Amended and Restated 1999 Outside Director Stock Option Plan*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Management compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2002 (File No. 000-20699).

E-1