Form 10-Q
period 2003-09-30
DATATRAK INTERNATIONAL INC
filed 2003-11-10
CIK 886530

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

The number of Common Shares, without par value, outstanding as of October 31, 2003 was 5,973,772.

Part I. Financial Information

Item 1 — Financial Statements

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Note A)
	September 30,	December 31,
	2003	2002

ASSETS

Current assets:

Cash and cash equivalents	$1,916,954	$1,682,642

Short-term investments	2,623,795	785,277

Accounts receivable, less allowances	787,054	883,584

Prepaid expenses and other current assets	287,375	165,457

Total current assets	5,615,178	3,516,960

Property and equipment, at cost, net of accumulated depreciation and amortization	1,098,100	1,749,065

Other assets	39,549	39,549

Total assets	$6,752,827	$5,305,574

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$165,223	$97,938

Current portion of capital lease obligation	59,451	138,388

Accrued expenses	625,729	913,143

Deferred revenue	1,106,546	901,509

Total current liabilities	1,956,949	2,050,978

Capital lease obligation, less current portion	—	23,979

Shareholders’ equity:

Serial preferred shares, without par value, 1,000,000 shares authorized, none issued	—	—

Common share warrants	135,424	357,589

Common shares, without par value, authorized 25,000,000 shares as of September 30, 2003 and 15,000,000 as of December 31, 2002; issued 9,273,772 shares as of September 30, 2003 and 8,563,836 shares as of December 31, 2002; outstanding 5,973,772 as of September 30, 2003 and 5,263,836

as of December 31, 2002	56,398,950	53,868,303

Treasury shares, 3,300,000 shares at cost	(20,188,308)	(20,188,308)

Accumulated deficit	(31,483,380)	(30,732,049)

Foreign currency translation	(66,808)	(74,918)

Total shareholders’ equity	4,795,878	3,230,617

Total liabilities and shareholders’ equity	$6,752,827	$5,305,574

Note A:	The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	$1,895,330	$1,504,867	$5,086,555	$3,466,149

Direct costs	411,332	469,734	1,110,557	1,410,375

Gross profit	1,483,998	1,035,133	3,975,998	2,055,774

Selling, general and administrative expenses	1,336,139	2,176,900	4,024,478	6,203,816

Special items	—	363,964	—	363,964

Depreciation and amortization	220,826	294,426	713,922	845,713

Loss from operations	(72,967)	(1,800,157)	(762,402)	(5,357,719)

Other income (expense):

Interest income	6,121	18,301	16,224	79,723

Interest expense	(1,390)	(3,651)	(5,900)	(14,246)

Other income, net	231	479	747	288

Net loss	$(68,005)	$(1,785,028)	$(751,331)	$(5,291,954)

Basic and diluted net loss per share	$(0.01)	$(0.34)	$(0.14)	$(1.01)

Weighted average common shares outstanding	5,705,929	5,263,836	5,424,785	5,228,524

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2003	2002

Operating Activities

Net loss	$(751,331)	$(5,291,954)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	713,922	845,713

Stock compensation	60,331	11,079

Other	5,639	(42,960)

Changes in operating assets and liabilities:

Accounts receivable	83,030	(262,764)

Prepaid expenses and other current assets	(117,853)	9,016

Accounts payable and accrued expenses	(220,129)	56,910

Deferred revenue	205,037	233,089

Net cash used in operating activities	(21,354)	(4,441,871)

Investing activities

Purchases of property and equipment	(44,298)	(1,189,522)

Proceeds from sale of property and equipment	—	1,095

Maturities of short term investments	2,738,000	10,844,000

Purchases of short term investments	(4,568,657)	(9,540,572)

Net cash (used in) provided by investing activities	(1,874,955)	115,001

Financing activities

Proceeds from issuance of common shares	2,239,337	3,831,381

Proceeds from stock option exercises	8,814	7,500

Payments under capital lease obligation	(102,916)	(96,245)

(Issuance) repayment of notes receivable, net	(4,065)	58,068

Net cash provided by financing activities	2,141,170	3,800,704

Effect of exchange rate on cash	(10,549)	(17,127)

Increase (decrease) in cash and cash equivalents	234,312	(543,293)

Cash and cash equivalents at beginning of period	1,682,642	2,174,445

Cash and cash equivalents at end of period	$1,916,954	$1,631,152

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of DATATRAK International, Inc. and subsidiaries (“DATATRAK” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2002 (File No. 000-20699).

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that might affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Net Loss per Share

     The following table sets forth the computation of basic and diluted loss per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss used in the calculation of basic and diluted loss per share	$(68,005)	$(1,785,028)	$(751,331)	$(5,291,954)

Denominator for basic and diluted net loss per share – weighted average Common Shares outstanding	5,705,929	5,263,836	5,424,785	5,228,524

Basic and diluted net loss per share	$(0.01)	$(0.34)	$(0.14)	$(1.01)

Weighted average common share options and warrants excluded from the computation of diluted net loss per share because they would have an antidilutive effect on net loss per share	1,238,580	1,290,868	1,232,459	1,263,332

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

3. Comprehensive loss

     The following table sets forth comprehensive loss.

	Nine Months Ended September 30,

	2003	2002

Net loss	$(751,331)	$(5,291,954)

Foreign currency translation	8,110	90

Comprehensive loss	$(743,221)	$(5,291,864)

4. Shareholders’ Equity

     Effective April 21, 2003, the Company entered into an agreement for consulting services related to its investor relations program. As compensation for these services, the Company issued 30,000 restricted common shares to an outside consultant. During the nine months ended September 30, 2003, a non-cash charge of $42,000 was recorded as compensation expense for these common shares.

     In addition, the same investor relations consultant was granted an option to purchase 25,000 common shares on May 27, 2003. The exercise price of the options is $2.64 per share, the market price of the common shares on the date of grant. DATATRAK has recorded $7,250 of compensation expense related to these options during the nine months ended September 30, 2003. The option will become exercisable in equal amounts over a three-year period and expires on the tenth anniversary of the date of grant. The option was granted under the Company’s Amended and Restated 1996 Key Employees and Consultants Stock Option Plan.

     In conjunction with its January 2002 private placement, DATATRAK issued 192,252 warrants to purchase common shares at a price of $2.25 per share. The warrants, which contained a provision for a cashless exercise, were fully vested as of the grant date. During June 2003, the holders exercised these warrants and converted them into 59,154 common shares in a non-cash transaction.

     On August 8, 2003, the Company completed a private placement of its common shares with certain outside investors. The Company sold 602,500 of its common shares at a price of $4.00 per share. Net of expenses, the Company raised approximately $2,239,000 in cash. In conjunction with this private placement, DATATRAK issued 25,125 warrants to purchase common shares at a price of $4.80 per share. The warrants, which were valued at $135,424, are fully vested as of the grant date and will expire five years from the date of grant.

5. Restricted Cash

     The Company is party to an agreement with an unaffiliated third party to lease certain computer equipment. The lease has been recorded as a capital lease. Terms of the lease agreement require the Company to maintain a restricted cash balance equal to the outstanding balance payable on the lease. The restricted cash balance was $59,451 at September 30, 2003.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

     In addition, the company’s wholly-owned subsidiary, DATATRAK GmbH, is required to provide a bank guarantee to the lessor of its office space equal to three months rent. The terms of the bank guarantee require DATATRAK GmbH to maintain a restricted cash balance of 59,082 Euros with the bank. The U.S. dollar equivalent of this amount was $68,517 at September 30, 2003.

     DATATRAK’s total restricted cash balance was $127,968 at September 30, 2003.

6. Stock Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its employee and director stock options. Under APB No. 25 compensation expense has been recognized for all options granted at less than the fair market value of the common shares on the date of grant. The alternative fair value accounting provided for under Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”), requires use of option valuation models that were not developed for use in valuing employee stock options. FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“Statement No. 148”) requires disclosure of compensation expense under both APB No. 25 and Statement No. 123.

     The following table sets forth stock based compensation for each period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Actual stock compensation expense recognized under APB No. 25	$9,132	$3,693	$60,331	$11,079

Stock compensation expense that would have been recognized under Statement No. 123	$365,481	$92,756	$532,872	$307,920

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

     For purposes of pro forma disclosures, the estimated value of the options is amortized to expense over the options’ vesting period. The pro forma results are not necessarily indicative of what would have occurred had the Company adopted Statement No. 123. The Company’s pro forma information follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Pro forma net loss	$(424,354)	$(1,874,091)	$(1,223,872)	$(5,588,795)

Pro forma basic and diluted loss per share	$(0.08)	$(0.38)	$(0.23)	$(1.13)

7. Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

     The information set forth and discussed below for the three and nine month periods ended September 30, 2003 is derived from, and should be read in conjunction with, the condensed consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

General

     DATATRAK is a provider of software and other related services, commonly referred to as an application service provider, or ASP. DATATRAK’s customers use the software known as DATATRAK EDC® to collect and transmit clinical trial data, commonly referred to as electronic data capture, or EDC. The Company’s services assist companies in the clinical pharmaceutical, biotechnology, contract research organization (“CRO”) and medical device research industries, in accelerating the completion of clinical trials. Approximately 67% of the Company’s assets, or approximately $4,541,000, are held in cash, cash equivalents and short-term investments. Since commencing EDC operations in 1997, the Company has experienced growth in revenue, but continues to record net operating losses. The Company is continuing to enhance and commercialize the DATATRAK EDC® software and anticipates that its operating results will fluctuate significantly from period to period. There can be no assurance of the Company’s long-term future prospects.

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

     Since its purchase of the DATATRAK EDC® software in January 1998, DATATRAK has recorded revenue related to approximately seventy contracts from many customers. At September 30, 2003, DATATRAK’s backlog was $13.1 million. Backlog reflects the removal of three contracts from one customer totaling $1.7 million. These contracts were canceled for reasons unrelated to the use of EDC. Due to DATATRAK’s early stage of development, there can be no assurance as to its future levels of revenue.

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

Results of Operations

     Three months ended September 30, 2003 compared with three months ended September 30, 2002

     Revenue for the three months ended September 30, 2003 increased 25.9% to $1,895,000, as compared to $1,505,000 for the three months ended September 30, 2002. The increase was largely due to greater acceptance of the DATATRAK EDC® software by clinical trial sponsors, resulting in an increase in the number of clinical trials using the DATATRAK EDC® software.

     Direct costs of revenue, mainly personnel costs, were $411,000 and $470,000 during the three months ended September 30, 2003 and 2002, respectively. Staff reductions and other payroll cost savings caused direct personnel costs to decrease by $75,000 during the three months ended September 30, 2003. Other direct costs, including travel and other costs billed directly to DATATRAK’s customers, increased by $16,000 during the three months ended September 30, 2003. This reduction in direct costs combined with the Company’s increased revenue, resulted in a gross margin of 78.3% for the three months ended September 30, 2003, compared to 68.8% in the second quarter of 2003. Based on its anticipated levels of revenue and current cost structure, DATATRAK anticipates that its gross margin in 2003 will be approximately 75.0% throughout the remainder of 2003.

     Selling general and administrative (“SG&A”) expenses include all administrative personnel costs, business and software development costs, and all other expenses not directly chargeable to a specific contract. SG&A expenses decreased by 38.6 % to $1,336,000 from $2,177,000 for the three months ended September 30, 2003 and 2002, respectively. Staff reductions and other payroll cost savings caused personnel costs to decrease by $535,000 during the three months ended September, 30, 2003. Cost reductions in other areas resulted in additional savings of $306,000 during the three months ended September 30, 2003. The decrease in SG&A expenses is consistent with what the Company anticipated when staff reductions and other cost-cutting measures were implemented at the end of 2002.

     During the three months ended September 30, 2002, DATATRAK recorded special charges of $364,000. Included in special items was $126,000 of expenses associated with the termination of a potential acquisition. Also, during the three months ended September 30, 2002, $238,000 of expenses related to the reduction of 20 employees were recorded.

     Depreciation and amortization expense decreased to $221,000 during the three months ended September 30, 2003 from $294,000 during the three months ended September 30, 2002. The decrease was the result of aging assets not being replaced as indicated by the low level of capital expenditures during 2003.

     Other income decreased to $5,000 during the three months ended September 30, 2003 from $15,000 during the three months ended September 30, 2002. Other income includes interest income which decreased $12,000 for the three months ended September 30, 2003, compared to September 30, 2002.

     Nine months ended September 30, 2003 compared with nine months ended September 30, 2002

     Revenue for the nine months ended September 30, 2003 increased 46.8% to $5,087,000, as compared to $3,466,000 for the nine months ended September 30, 2002. Included in revenue for the nine months ended September 30, 2003, is a one-time fee of $150,000. The $150,000 fee relates to consulting work performed for a current customer that was outside of a traditional EDC contract. The remainder of the increase was largely due to greater acceptance of the DATATRAK EDC® software by clinical trial sponsors, resulting in an increase in the number of clinical trials using the DATATRAK EDC® software.

     Direct costs of revenue, mainly personnel costs, were $1,111,000 and $1,410,000 during the nine months ended September 30, 2003 and 2002, respectively. Staff reductions and other payroll cost savings caused direct personnel costs to decrease by $248,000 during the nine months ended September 30, 2003.

     Other direct costs, including travel and other costs billed directly to DATATRAK’s customers, decreased by $51,000 during the nine months ended September 30, 2003. This reduction in direct costs combined with the Company’s increased revenue, resulted in a gross margin of 78.2% for the nine months ended September 30, 2003, compared to 59.3% during the first nine months of 2003. The $150,000 one-time revenue item caused a 0.7% increase in gross margin during the first nine months of 2003.

     SG&A expenses decreased by 35.1% to $4,024,000 from $6,204,000 for the nine months ended September 30, 2003 and 2002, respectively. Staff reductions and other payroll cost savings caused personnel costs to decrease by $1,392,000 during the nine months ended September 30, 2003. Cost reductions in other areas resulted in additional savings of $788,000 during the nine months ended September 30, 2003. The decrease in SG&A expenses is consistent with what the Company anticipated when staff reductions and other cost-cutting measures were implemented at the end of 2002.

     Depreciation and amortization expense decreased to $714,000 during the nine months ended September 30, 2003 from $846,000 during the nine months ended September 30, 2002. The decrease was the result of aging assets not being replaced as indicated by the low level of capital expenditures during 2003.

     Other income decreased to $11,000 during the nine months ended September 30, 2003 from $66,000 during the nine months ended September 30, 2002. Interest income decreased $64,000 for the nine months ended September 30, 2003 compared to September 30, 2002, primarily due to the Company’s use of cash to fund its operating losses and other working capital needs.

Liquidity and Capital Resources

     Since its inception, the Company’s principal sources of cash have been cash flow from operations and proceeds from the sale of equity securities. The Company’s investing activities primarily reflect capital expenditures and net purchases of short-term investments. In January 2002, the Company raised, net of expenses, approximately $3,831,000 in cash through the completion of a private placement of its common shares. The Company completed a second private placement of its common shares in August 2003 in which it raised, net of expenses, approximately $2,239,000 in cash.

     The Company’s contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received upon completion of negotiated performance milestones throughout the life of the contract. All amounts received are recorded as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. The Company typically receives a low volume of large-dollar receipts. Accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable (net of allowance for doubtful accounts) was $787,000 at September 30, 2003 and $884,000 at December 31, 2002. Deferred revenue was $1,107,000 at September 30, 2003 and $902,000 at December 31, 2002.

     Cash and cash equivalents increased $234,000 during the nine months ended September 30, 2003. This was the result of $21,000 used in operating activities, $1,875,000 used in investing activities and $2,130,000 provided by financing activities. Cash used for operating activities resulted primarily from the Company’s net loss exclusive of depreciation expense. Investing activities included net purchases of short-term investments of $1,831,000 and $44,000 used to purchase property and equipment. Financing activities include $2,239,000 received from the Company’s private placement of common shares, which was partially offset by capital lease payments of $103,000.

     At September 30, 2003, the Company had working capital of $3,658,000, and its cash, cash equivalents and short-term investments totaled $4,541,000. The Company’s working capital increased by $2,192,000 since December 31, 2002. Cash, cash equivalents and short-term investments increased by $2,073,000, primarily as a result of the private placement of common shares in August 2003, and current liabilities decreased by $94,000.

     The Company is responsible for funding the future enhancement and testing of the DATATRAK EDC® software. The Company will continue to invest in the development of the DATATRAK® process. The Company’s operations and the EDC market are still in a developmental stage. Although DATATRAK has experienced growth in revenue and has demonstrated improvement in its financial results, the possibility still exists that the Company will have negative cash flow from operations for the year ended December 31, 2003 as it continues to build its customer base, increase its backlog and convert existing backlog into revenue. The Company anticipates capital and related expenditures of approximately $150,000 through the end of the current year for continued commercialization and product development of DATATRAK EDC®, which the Company expects to fund from existing cash and cash equivalents, maturities of short-term investments and cash flow from operations. With the completion of its August 2003 private placement, the Company believes that its cash and cash equivalents, maturities of short-term investments and cash flow from operations, together with its existing sources of equity, will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future.

Inflation

     To date, the Company believes the effects of inflation have not had a material adverse effect on its results of operations or financial condition.

Information About Forward-Looking Statements

     Certain statements made in this Form 10-Q, other SEC filings or written materials or orally by the Company or its representatives may constitute forward-looking statements that are based on management’s current beliefs, estimates and assumptions concerning the operations, future results and prospects of the Company and the clinical pharmaceutical research industry in general. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements related to future revenue, profits, expenses, income and earnings per share or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In addition, words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to the safe harbors created in the Exchange Act. Factors that may cause actual results to differ materially from those in the forward-looking statements include the ability of the Company to absorb corporate overhead and other fixed costs in order to successfully market the DATATRAK EDC® software; the development of and fluctuations in the market for electronic data capture technology; the degree of the Company’s success in obtaining new contracts and completing existing contracts; the timing of payments from customers and the timing of clinical trial sponsor decisions to conduct new clinical trials or cancel or delay ongoing trials; governmental regulation; the early stage of the Company’s ASP operations; and general economic conditions such as the rate of employment, inflation, interest rates and the condition of capital markets. This list of factors is not all inclusive. In addition, the Company’s success depends on the outcome of various strategic initiatives it has undertaken, all of which are based on assumptions made by the Company concerning trends in the clinical research market and the health care industry. The Company undertakes no obligation to update these forward-looking statements or other information contained herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates since it funds its operations through short-term investments and has business transactions in Euros. A summary of the Company’s market risk exposures is presented below.

     Interest Rate Risk

     DATATRAK has fixed income investments consisting of cash equivalents and short-term investments, which may be affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents and short-term investments with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Investments are reported at amortized cost, which approximates fair value. A 1.0% change in interest rates during the nine months ended September 30, 2003, would have resulted in a $26,000 change in DATATRAK’s interest income during the nine month period.

     Foreign Currency Risk

     DATATRAK’s foreign results of operations are subject to the impact of foreign currency fluctuations. The Company manages its risk to foreign currency exchange rates by maintaining foreign currency bank accounts in currencies in which it regularly transacts business. DATATRAK does not currently hedge against the risk of exchange rate fluctuations. A 1.0% fluctuation in the exchange rate between United States dollars and the Euro at September 30, 2003, would have resulted in a $68,000 change in the foreign currency translation amount recorded on the Company’s balance sheet, and $73,000 change in the Company’s net loss for the nine months ended September 30, 2003 due to foreign currency transactions.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     As of September 30, 2003 an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

     On August 8, 2003, the Company issued 602,500 common shares in connection with the consummation of a private placement to a total of thirteen purchasers at a purchase price of $4.00 per common share. The terms of the private placement included the issuance of five-year warrants to purchase a total of 25,125 common shares at $4.80 per common share to Robert R. Blakely, Scott R. Griffith and Jesse B. Shelmire (all who are principals of Stonegate Securities, Inc), Mark Jazwin and Jan Koontz (both who are agents of Scottsdale Capital Advisors), Scottsdale Capital Advisors, and Cardinal Securities, LLC the Company’s placement agents for the private placement. The aggregate offering price of the 602,500 common shares was $2,410,000, and Stonegate Securities, Inc., Scottsdale Capital Advisors, and Cardinal Securities, LLC received commissions totaling of $100,500 (or 5% of the aggregate offering price attributable to the placement agents), plus the warrants disclosed above, in connection with the private placement. The Company expects to use the proceeds of the private placement to expand its worldwide marketing and sales efforts, continue investing in software development and for other general working capital purposes.

     The sale of the common shares and the issuance of warrants in connection with the private placement was deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder. The Company had reason to believe that each purchaser was familiar with or had access to information concerning its operations and financial condition, and each purchaser represented that they were an accredited investor as defined in the Securities Act. At the time of the issuance, the common shares and the warrants were deemed to be restricted securities for purposes of the Securities Act and the instruments representing such securities included legends to that effect.

     Subsequently, on September 2, 2003 and in accordance with the terms and conditions of that certain Share Purchase Agreement entered into by and between the above purchasers and the Company, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission (the “Commission”), to register the common shares and the common shares underlying the warrants. The Commission on September 18, 2003 declared effective the registration statement on Form S-3 (File No. 333-108439).

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

See the Exhibit Index at page E — 1 of this Form 10 — Q.

(b) Reports on Form 8-K

The following reports were filed on form 8-K during the three months ended September 30, 2003:

Current Report on Form 8-K, dated August 11, 2003, announcing under Item 5, the completion of the Company’s private placement of common shares.

Current Report on Form 8-K, dated August 18, 2003, furnishing under Item 12, a press release and a conference call transcript.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATATRAK International, Inc. Registrant

Date:	11/10/03	/s/ Jeffrey A. Green Jeffrey A. Green, President and Chief Executive Officer and a Director (Principal Executive Officer)

Date:	11/10/03	/s/ Terry C. Black Terry C. Black, Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description	Page

3.1	Sixth Amended and Restated Articles of Incorporation	(1)

4.1	Share Purchase Agreement, dated August 6, 2003, by and among the Company and the Purchasers named therein	(2)

4.2	Form of Warrant for the Common Shares of the Company	(2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended June 30, 2003 (File No. 000-20699).

(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 11, 2003 (File No. 000-20699).

E-1