Form 10-K
period 2003-12-31
DATATRAK INTERNATIONAL INC
filed 2004-03-19
CIK 886530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

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

Securities registered pursuant to Section 12(g) of the Act: Common Shares,without par value.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒ No☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes☐ No☒

     As of June 30, 2003, the aggregate market value of the 4,807,992 common shares then outstanding, which together constituted all of the voting shares of the registrant, held by non-affiliates was $18,703,089 (based upon the closing price of $3.89 per common share on the Nasdaq SmallCap Market on June 30, 2003). For purposes of this calculation, the registrant deems the common shares held by all of its Directors and executive officers to be the common shares held by affiliates. As of February 29, 2004, the registrant had 6,039,553 common shares, without par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on June 2, 2004 are incorporated by reference in Part III of this Form 10-K.

     Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2003.

i

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

     We were founded in 1991 as a site management organization, and through our clinical business, which we sold in April 1999, provided clinical research services, as a site management organization, to various clinical trial sponsors. We currently operate in one business segment as an ASP providing EDC and other services to the clinical research industry.

     We began EDC operations in 1997. During that year, we participated in a joint venture with IBM Global Services to develop and market a data collection and management system for use in clinical trials. The joint venture was terminated, and in January 1998, we purchased the software now known as DATATRAK EDC® from PadCom Clinical Research for $608,000. Since the purchase of DATATRAK EDC®, we have devoted the majority of our efforts to developing and improving the EDC technology employed by this software.

     In January 2002, we received $3,831,000 in net proceeds from the successful completion of a private placement of 1,922,514 of our common shares at a purchase price of $2.25 per share. In August 2003, we completed a second private placement of 602,500 of our common shares, at a purchase price of $4.00 per share, from which we received net proceeds of $2,239,000. The proceeds of these two private placements have been used to expand our worldwide marketing and sales efforts, to continue to enhance our DATATRAK EDC® software and for other general working capital purposes.

     During the second half of 2002, we took steps to streamline our cost structure primarily through staff reductions and payroll cost savings in order to allow us to lower our break-even point, and to potentially achieve profitability more quickly than previously anticipated. The benefits of these cost cutting steps along with our growth in revenue can be seen in our results of operations for 2003. During 2003, we significantly reduced our net loss to $1,049,000 compared to losses of $6,391,000 and $7,354,000 in 2002 and 2001, respectively.

Overview of the Clinical Research Industry

     Our customers are companies in the clinical pharmaceutical, biotechnology, CRO and medical device research industry. This industry is driven by regulatory requirements which mandate that new drugs and medical devices be adequately tested in clinical trials prior to marketing these drugs and devices. As a result of these regulatory requirements, we estimate that companies in this industry spend approximately $41.0 billion annually on clinical research, including approximately $12.0 billion for the collection, analysis and management of clinical trial data.

     Competitive and cost-containment pressures are forcing the pharmaceutical and biotechnology industries to become more efficient when developing new products. To improve returns on research and development investments, pharmaceutical and biotechnology companies are continuing to develop new products, while at the same time attempting to shorten product development timelines. These efforts have placed more drugs into the clinical development process and have increased the pressure for companies to develop products faster in order to maintain growth and continue to achieve acceptable returns on research and development expenditures. Sponsors of clinical trials have attempted to create process efficiencies, control fixed costs and expand capacity by outsourcing clinical research activities.

DATATRAK Software and Services

     Under the traditional method of clinical research, clinical trial data from each patient is recorded and maintained on paper in a binder, known as a case report form. A separate case report form is maintained for each patient. Clinical research associates then visit research sites to review the clinical trial data for accuracy and integrity. During these visits, known as monitoring visits, the research associate must review each page of each case report form. These visits may last several days, and corrections to the case report forms are frequently required before the data can be delivered to the clinical trial sponsor. Several weeks, or even months, of data may be reviewed during each monitoring visit. At the completion of a monitoring visit, the completed case report form pages are physically transferred to a central location where the data is then entered into a database for statistical compilation. Using this method of data collection and quality control, the duration of the clinical trial process, from patient visit to delivery of clean data to the clinical trial sponsor, can range from six to nine months. Such delays are significant because errors or trends may not be detected until long after the interaction between the patient and clinical investigator.

     DATATRAK EDC® was developed to provide clinical research data to sponsors of clinical research trials faster and more efficiently than other forms of information-processing that utilize paper. We believe that automating data entry and review procedures can save time in the drug development and medical device approval process. The DATATRAK EDC® software and its earlier versions have supported many international clinical trials involving thousands of clinical research sites and tens of thousands of patients in over 40 countries. Our product suite has been utilized in the clinical development of 14 separate drugs that have received regulatory approval from either the U.S. Food and Drug Administration (“FDA”) or counterpart regulatory bodies in Europe.

     DATATRAK EDC® is a technology platform that consists of Windows™ compatible software and hardware designed to assist clinical trial sponsors in starting and finishing their clinical trials on a timelier and more efficient basis while also enhancing the quality of the data. In addition to providing technology, we are also a service business that offers EDC and clinical trial data management capabilities across numerous research sites. Our objective is to improve the traditional process of collecting clinical research and noninterventional health care data by providing cleaner data more quickly than what is available in a paper environment.

     The DATATRAK EDC® system consists of numerous modules designed for flexible adaptation to the clinical research process. We initially provide a set of electronic data forms that can be modeled to suit the needs of each particular clinical trial. Each form is then made available through data entry capability to each research site participating in the clinical trial via the Internet or dial-up connection. Once clinical trial data has been collected and entered, the clinical trial sponsor, or other contracted vendor, can review the data remotely via the Internet or dial-up connection. After the data is reviewed and cleansed of all entry errors, DATATRAK EDC®’s report capability can generate customized reports. Finally, the software’s export feature allows completed data and reports to be transmitted directly to a clinical trial sponsor’s in-house database. Under this model, research data is collected more quickly and with greater accuracy than with physical review of paper reports.

     We are continually enhancing and testing the DATATRAK EDC® software and developing the DATATRAK® process. Recent initiatives and enhancements to the DATATRAK EDC® software include a new portal of entry for all of DATATRAK’s future clinical trials called StudyTrak™, our Technology Transfer program which will allow customers to design their own EDC spreadsheets and a joint venture EDC certification program known as eMerge. We do not anticipate any material revenue from these enhancements and initiatives during 2004. Research and development expenses were $850,000, $1,681,000 and $1,662,000 in 2003, 2002 and 2001, respectively. The decrease in our research and development expenses during 2003 was largely a result of the staff reductions and other payroll cost savings that were initiated at the end of 2002.

     The DATATRAK EDC® software can be deployed globally via a distributed platform using laptop computers, in a centralized environment with resident hardware, or in a wireless mode, all utilizing the Internet.

Customers and Marketing

     Our customers are largely comprised of clinical trial sponsors. We market our software and services through a sales and marketing staff located in the United States and Europe. The market for EDC in general and for our services specifically, has been an emerging one. Our marketing efforts have included selective participation in scientific and medical meetings to promote our services and we have occasionally used direct mail and journal advertisements to build awareness of our capabilities.

     Because of the limited success of our marketing efforts, our focus has been direct contact with potential customers and maintaining a high retention and satisfaction rate with current customers. With these goals in mind, during 2003, we hired an individual to fill the newly-created position of Vice President and Global Head of Marketing and Sales. This new position along with our sales and account management staff will be focused on expanding our customer base and earning repeat business from our current customers.

     The EDC market has been slow to develop. The growth of the Internet has drastically altered business strategies and pricing models in this specific sector. Most EDC vendors have insignificant revenues and are classified as start-ups. Nonetheless, we believe that some type of automation in the collection and review of clinical trial data is inevitable.

     It is our belief that DATATRAK EDC® can be competitive in this emerging marketplace. Our product has been tested and verified to be in compliance with FDA and other regulations. DATATRAK EDC® is delivered primarily via the Internet and supports multiple languages. Furthermore, many clinical trial sponsors have published statistics indicating that EDC can reduce the length of time to complete a clinical trial, and can reduce the number of questions concerning the clinical trial data thereby improving the quality of the clinical trial data.

     The extent to which we rely on revenue from one customer varies from period to period, depending upon, among other things, our ability to generate new business, the timing and size of clinical trials and other factors. In light of our small revenue base, we are more dependent on major customers than many of the larger participants in the EDC industry. The table below sets forth the percentage of revenue generated from customers who accounted for more than 10% of our revenue and the percentage of revenue generated by all other customers during 2003, 2002 and 2001.

	Year ended December 31,
Customer	2003	2002	2001
Aventis Pharmaceuticals	22%	29%	22%
Control Delivery Systems	11%	20%	23%
CV Therapeutics	—	—	21%
Quintiles	—	*	11%
Daiichi Pharmaceutical	*	10%	*
Otsuka Research Institute	20%	—	—
All other customers	39%	39%	21%

*	Less than 10% of revenue.

Contracting and Backlog

     Our standard contracts with our customers provide a fixed price for each component or service to be delivered, and we recognize revenue as these components or services are delivered. Services provided by us that are in addition to those provided for in our contracts are billed on a fee-for-service basis as completed. Generally, these contracts range in duration from one to three years. The ultimate contract value is dependent upon the length of the customer’s use of DATATRAK EDC® and the services we provide. As services are performed over the life of the contract, we recognize revenue per the specific terms of each contract. Costs associated with contract revenue are recognized as incurred. Our customers, with or without cause, can terminate a contract at any time. If one of our contracts is cancelled, we are entitled to payment for all work performed through the date of notice of termination and for recovery of some or all costs incurred to terminate a contract. The termination of a standard contract will not result in a material adjustment to the revenue or costs we have previously recognized.

     In some instances, we offer volume discounts to customers over multiple contracts. We estimate the volume discounts to be earned over the life the contracts to which the discount applies. As contracts progress, revenue is recorded using rates that reflect the anticipated volume discount to be achieved by the customer. The termination of a contract subject to a volume discount could result in a material adjustment to revenue previously recognized, in order to reflect the true economic value of the contract at the time of cancellation. To date, we have not recorded any revenue at rates that anticipate the earning of volume discounts by a customer.

     Our backlog consists of anticipated revenue from authorization letters to commence services and signed contracts yet to be completed. We do not include in our backlog potential contracts or authorization letters that have passed the verbal stage, but have not yet been signed. At December 31, 2003, our backlog was $14,600,000 compared to backlog of $12,616,000 at December 31, 2002. We expect to convert approximately $7,800,000 of our December 31, 2003 backlog into revenue during 2004. Our contracts can be cancelled or delayed at anytime and, therefore, our backlog, at any point in time, is not an accurate predictor of future levels of revenue.

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

Regulatory Matters

     The FDA has issued guidelines and rules on the use of computer systems in clinical trials relating to standard operating procedures, data entry, system design, security, system dependability and controls, personnel training, records inspection and certification of electronic signatures. Based on our review, we believe DATATRAK EDC® complies with these guidelines and rules. Because the FDA’s guidance and rules are still developing, DATATRAK EDC® may not remain consistent with the FDA’s requirements. Any release of additional FDA guidance that is significantly inconsistent with the design of DATATRAK EDC® could cause us to incur significant costs in order to change our software. We are continuing to monitor the FDA’s guidance to ensure compliance.

     In addition to FDA guidelines and rules, we also comply with International Conference on Harmonization (“ICH”) Regulations guidelines for good clinical practices. These guidelines have been developed by the ICH and have been subject to consultation by regulatory parties, in accordance with the ICH process. The regulatory bodies consist of representatives from the European Union, Japan and the U.S.

     The Health Insurance Portability and Accountability Act of 1996, or HIPAA, applies to health care providers, health plans and health care clearinghouses, or covered entities. Under HIPPA, covered entities are required to protect the confidentiality, integrity and availability of certain electronic patient information they collect, maintain, use, or transmit. Neither we, nor our customers, are covered entities under HIPPA, however we have taken steps, including encryption techniques, to ensure the confidentiality of all electronic patient information that is captured and transmitted through the use of DATATRAK EDC®.

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

     If we were forced to undertake the defense of, or were found financially responsible for, claims based upon the foregoing or related risks we could incur significant costs relating to these claims. We maintain a $5,000,000 errors and omissions professional liability insurance policy to cover claims that may be brought against us. This coverage may not be adequate, or continue to be available in the future.

Intellectual Property

     Intellectual property rights are significant to our ongoing operations and future opportunities. We have taken steps to secure patent protection for recently-developed database technology. Our software and business processes embody numerous trade secrets which we protect through various physical and technical security measures, as well as by agreement. Modules of our DATATRAK EDC® software, related manuals and other written and graphical materials are subject to copyright protection. Our DATATRAK® brand is at the heart of a family of registered trademarks and service marks that identify and distinguish our software and services in the market. We sell our services and license our software subject to contract provisions intended to provide appropriate protection to these valuable intellectual property assets.

Employees

     As of February 29, 2004, we had approximately 65 full-time employees. None of our employees are represented by a union, and we consider relations with our employees to be satisfactory. We have employment agreements with all of our executive officers. Due to the early stage of development of our industry and business, the loss of the services of any of our executive officers could put us at a competitive disadvantage, since we would need to attract a qualified new executive to fill the vacancy. To address these risks, we must, among other things, continue to attract, retain and motivate qualified personnel.

Available Information

     Our Internet address is www.datatraknet.com. There we make available links to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor information section of our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

ITEM 2. PROPERTIES

     We presently lease approximately 10,000 square feet of office space in Mayfield Heights, a suburb of Cleveland, Ohio. This space is used for our executive offices and U.S. operations. We also lease approximately 17,000 square feet of office space in Bonn, Germany for our European operations. We believe that our facilities are suitable and adequate for the current and anticipated conduct of our operations.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, DATATRAK is a party to various lawsuits arising in the ordinary course of business. We do not believe that the outcome of such litigation will have a material adverse effect on its results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY*

     The name, age and positions of each of the Company’s executive officers are as follows:

Name	Age	Position
Dr. Jeffrey A. Green	48	President, Chief Executive Officer and Director

Terry C. Black	46	Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary

Marc J. Shlaes	47	Vice President of Research and Development

Dr. Wolfgang Summa	39	Vice President of Global Operations

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

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

     Marc J. Shlaes, BB, has served as our Vice President of Research and Development since December 2000. Mr. Shlaes is responsible for the development and testing of DATATRAK EDC™ and our related software offerings. From October 1999 through December 2000, Mr. Shlaes served as our Vice President and Managing Director of North America. Prior to his appointment as Vice President and Managing Director of North America, Mr. Shlaes served as our Director of Technology and Services. Prior to joining us in 1998, Mr. Shlaes served in a variety of positions in the software development and delivery industry.

     Wolfgang Summa, PhD., MSc., has served as our Vice President of Global Operations since December 2000. Dr. Summa is responsible for our operational strategy including the delivery of DATATRAK EDC® to customers. From October 1999 through December 2000, Dr. Summa served as our Vice President and Managing Director of Europe. From January 1998 to October 1999, Dr. Summa served as our Manager of European Operations. Prior to joining us, Dr. Summa served in various research positions within the EDC industry for PadCom Clinical Research and Electronic Data Systems.

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

     Our common shares were initially offered to the public on June 11, 1996 at a price of $13.50 per share and commenced trading on Nasdaq on that date. The following table sets forth, for the years ended December 31, 2003 and 2002, the high and low sale prices per common share, as reported by Nasdaq. These prices do not include retail markups, markdowns or commissions.

2003	High	Low
First Quarter	$1.76	$0.75
Second Quarter	$4.00	$1.16
Third Quarter	$6.20	$3.83
Fourth Quarter	$7.50	$3.97

2002	High	Low
First Quarter	$4.46	$2.30
Second Quarter	$3.70	$2.39
Third Quarter	$3.00	$1.50
Fourth Quarter	$2.00	$0.75

     On February 29, 2004, the last sale price of our common shares as reported by Nasdaq was $7.76 per share. As of February 29, 2004, we had 83 shareholders of record.

     We have never declared or paid cash dividends on our common shares. Any determination to pay cash dividends in the future will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs and plans for expansion.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$7,052	$4,721	$2,246	$1,994	$5,811
Direct costs	1,622	1,804	1,780	1,597	3,763

Gross profit	5,430	2,917	466	397	2,048
Selling, general and administrative expenses	5,551	7,893	7,210	5,726	5,871
Special items	—	364	—	—	—
Depreciation and amortization	937	1,122	949	867	800

Loss from operations	(1,058)	(6,462)	(7,693)	(6,196)	(4,623)
Other income, net	14	71	339	912	14,727

(Loss) Income before income taxes	(1,044)	(6,391)	(7,354)	(5,284)	10,104
Income tax expense	4	—	—	—	384

Net (loss) income	$(1,048)	$(6,391)	$(7,354)	$(5,284)	$9,720

Net (loss) income per share: basic	$(0.19)	$(1.22)	$(2.23)	$(1.61)	$1.87

Shares used in the computation of basic net (loss) income per share	5,565	5,237	3,291	3,290	5,209

Net (loss) income per share: diluted	$(0.19)	$(1.22)	$(2.23)	$(1.61)	$1.84

Shares used in the computation of diluted net (loss) income per share	5,565	5,237	3,291	3,290	5,293

	December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$4,261	$2,244	$4,912	$12,040	$17,536
Working capital	3,468	1,380	4,129	11,645	16,983
Total assets	6,377	5,306	7,634	14,486	19,483
Long-term liabilities	—	24	162	—	—
Accumulated deficit	(31,781)	(30,732)	(24,341)	(16,987)	(11,703)
Total shareholders’ equity	4,601	3,231	5,755	13,104	18,306
Book value per common share	$0.77	$0.61	$1.75	$3.98	$5.56
Cash dividends declared	—	—	—	—	—

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

     Approximately 67% of our assets, or $4,261,000, is held in cash, cash equivalents and short-term investments. Since commencing EDC operations in 1997, we have experienced some growth in revenue but continue to record losses and negative cash flow from operations. We are continuing to develop and commercialize our business, and anticipate that our operating results will fluctuate significantly from period to period.

     We use a technology platform that consists of Windows™ compatible software and internet hardware known as DATATRAK EDC® to provide EDC and other services to clinical trial sponsors and CROs. Our future success is dependent on market acceptance of EDC in general, as an alternative to the traditional paper method of collecting clinical trial data, and acceptance of DATATRAK EDC® specifically. We may be unsuccessful in achieving commercial acceptance of the DATATRAK® process.

     At December 31, 2003, our backlog was $14,600,000 compared to backlog of $12,616,000 at December 31, 2002. Our December 31, 2003 backlog consisted of 45 contracts with an average remaining value of $324,000. At December 31, 2002, our backlog consisted of 35 contracts with an average remaining value of $360,000. Our contracts in backlog at December 31, 2002 generated $4,193,000 of revenue during 2003. If we have no delays or cancellations to the contracts in backlog at December 31, 2003, we expect to convert approximately $7,800,000 of our December 31, 2003 backlog into revenue during 2004. Our contracts can be cancelled or delayed at anytime and, therefore, our backlog, at any point in time, is not an accurate predictor of future levels of revenue.

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

Revenue Recognition

     Our standard contracts provide a fixed price for each component or service to be delivered, and revenue is recognized as these components or services are delivered. Services we provide that are in addition to those provided for in our contracts are billed on a fee for service basis as services are completed. As services are performed over the life of the contract, we recognize revenue per the specific terms of each contract. Costs associated with contract revenue are recognized as incurred. Pass-through costs that are paid directly by our customers, and for which we do not bear the risk of economic loss, are excluded from revenue. The termination of a standard contract will not result in a material adjustment to the revenue or costs previously recognized.

     In some instances, we offer volume discounts to customers over multiple contracts. We estimate the volume discounts to be earned over the life the contracts to which the discount applies. As contracts progress, revenue is recorded using rates that reflect the anticipated volume discount to be achieved by the customer. The termination of a contract subject to a volume discount could result in a material adjustment to revenue previously recognized, in order to reflect the true economic value of the contract at the time of cancellation. To date, we have not recorded any revenue at rates that anticipate the earning of volume discounts by a customer.

Software Development Costs

     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Such costs are amortized over the lesser of three years or the economic life of the related product. We perform an annual review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are expensed.

Stock Based Compensation

     We account for stock based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, we recognize compensation expense for all stock options granted at less than the fair market value of our common shares on the date of grant. The alternative fair value accounting provided for under Financial Accounting Standards Board (“FASB”) SFAS No. 123, “Accounting for Stock-Based Compensation” requires use of option valuation models that were not developed for use in valuing employee stock options. On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB No. 25. We do not intend to adopt the fair value method of accounting and we have made the disclosures required by SFAS No. 148 in our consolidated financial statements.

Results of Operations

     During 2002 and 2001 we recorded net operating losses of $6,462,000 and $7,693,000, respectively. During these years our operating expenses continued to increase from $9,939,000 in 2001 to $11,183,000, including special items of $364,000, in 2002. Our personnel costs, which have represented approximately 53.0% of our operating expenses, also increased from $5,180,000 in 2001 to $5,993,000 in 2002. We had approximately 80 and 60 employees at December 31, 2001 and 2002, respectively. During the second half of 2002, we took steps to reduce our annual operating costs, primarily through reductions in personnel costs. These cost cutting measures enabled us to reduce our personnel costs to $4,299,000 and our total operating expenses to $8,110,000 during 2003. At December 31, 2003 we had approximately 65 employees.

     Our revenue growth has been hampered by the slow growth of the EDC market. However, our revenue has continued to grow from $2,246,000 in 2001 to $4,721,000 in 2002 and to $7,052,000 in 2003. This continued growth in revenue together with the decrease in our operating expenses allowed us to reduce our net operating loss to $1,058,000 in 2003.

     At our estimated levels of revenue, projected operating costs and conversion of backlog into revenue, we anticipate that we will reach profitability during 2004, and record income from operations for the year ended December 31, 2004. In order to grow the business, and consistent with our anticipated growth in revenue, we anticipate that we will have approximately 85 employees at December 31, 2004.

     The following table shows, for the periods indicated, selected items from our Consolidated Statements of Operations, expressed as a percentage of revenue.

	Year Ended December 31,
	2003	2002	2001
Revenue	100.0%	100.0%	100.0%
Direct costs	23.0	38.2	79.3
Gross profit	77.0	61.8	20.7
Selling, general and administrative expenses	78.7	167.2	321.0
Special items	—	7.7	—
Depreciation and amortization	13.3	23.8	42.3
Loss from operations	(15.0)	(136.9)	(342.6)
Other income, net	0.2	1.5	15.1
Net loss before income taxes	(14.8)	(135.4)	(327.5)
Income tax expense	0.1	—	—
Net loss	(14.9)	(135.4)	(327.5)

Year ended December 31, 2003 compared with year ended December 31, 2002

     Revenue for the year ended December 31, 2003 increased by 49.4% to $7,052,000, compared to $4,721,000 for the year ended December 31, 2002. Included in revenue for the year ended December 31, 2003, is a one-time fee of $150,000. The $150,000 fee relates to consulting work performed for a current customer that was outside of a traditional EDC contract. The remainder of the increase was due largely to greater acceptance of the DATATRAK EDC® software by clinical trial sponsors, resulting in an increase in the number of clinical trials using the DATATRAK EDC® software. During 2003, we recorded revenue related to 56 contracts compared to 41 contracts during 2002.

     Direct costs of revenue, mainly personnel costs, were $1,622,000 and $1,804,000 during the years ended December 31, 2003 and 2002, respectively. Our gross profit was $5,430,000 and $2,917,000 during 2003 and 2002, respectively. Personnel costs decreased by $132,000 during 2003 due to the cost cutting measures implemented at the end of 2002. Also during 2003 our internet service provider costs decreased by $107,000 due to decreasing rates. These decreases were offset by a $57,000 increase in other direct costs. These other direct costs are mainly travel expenses and other costs, which are billed to our customers. The $182,000 decrease in direct costs combined with our increased revenue resulted in a gross margin of 77.0% in 2003 compared to 61.8% in 2002. Based on our anticipated levels of revenue and our expected cost structure, we anticipate that our gross margin in 2004 will approximate the levels achieved in 2003.

     Selling, general and administrative (“SG&A”) expenses include all administrative personnel costs, business and software development costs, and all other expenses not directly chargeable to a specific contract. These expenses decreased by 29.7% to $5,551,000 from $7,893,000 for the years ended December 31, 2003 and 2002, respectively. Staff reductions and other payroll cost savings caused personnel costs to decrease by $1,562,000 during the year ended December 31, 2003. Cost reductions in other areas resulted in additional savings of $780,000 during the year ended December 31, 2003. The decrease in SG&A expenses is consistent with what we anticipated when staff reductions and other cost-cutting measures were implemented at the end of 2002. We anticipate approximately a 30% increase in 2004 compared to 2003 as a result of increased personnel and growth of the business.

     Depreciation and amortization expense fell to $937,000 during the year ended December 31, 2003, from $1,122,000 during the year ended December 31, 2002. The decrease was the result of aging assets, whose replacement was deferred to future periods, not being replaced as indicated by the low level of capital expenditures during 2003.

     Other income for the year ended December 31, 2003 totaled $14,000, compared to $72,000 for the year ended December 31, 2002. Other income includes interest income, which decreased $64,000 for the year ended December 31, 2003 compared to December 31, 2002 primarily due to our use of cash to fund operating losses and other working capital needs.

     During 2003, we had federal alternative minimum tax of $4,000 due to income earned by our U.S. based operations. Due to our consolidated net loss and our net operating loss carryforwards, we had no other federal, state or local income tax expense in 2003. At December 31, 2003 we had a net operating loss carryforward of approximately $20,920,000, for United States income tax purposes, which will expire through the year 2022. We also had a net operating loss carryforward of approximately 8,503,000 Euro for German income tax purposes with no expiration date. Due to the uncertainty of the recoverability of our deferred tax assets, we have fully provided for our deferred tax assets through a valuation allowance.

Year ended December 31, 2002 compared with year ended December 31, 2001

     Revenue for the year ended December 31, 2002 increased by 110.2% to $4,721,000, compared to $2,246,000 for the year ended December 31, 2001. The increase was due to greater acceptance of our DATATRAK EDC® software by clinical trial sponsors, resulting in an increase in the number of clinical trials using the DATATRAK EDC® software.

     Direct costs of revenue, mainly personnel costs, were $1,804,000 and $1,780,000 during the years ended December 31, 2002 and 2001, respectively. Our gross profit was $2,917,000 and $466,000 during 2002 and 2001, respectively. A $69,000 increase in personnel costs during 2002 was offset by a decrease in other direct costs. These other direct costs are mainly travel expenses and other costs, which are billed to our customers. We were able to leverage our prior period investments in personnel, in conjunction with our increased revenue to increase gross margin to 61.8% in 2002 compared to 20.7% in 2001.

     SG&A expenses increased by 9.5% to $7,893,000 from $7,210,000 for the years ended December 31, 2002 and 2001, respectively. The increase was primarily due to increased personnel costs of $744,000 caused by an increase in expenses related to sales and marketing, software development and corporate office personnel.

     During 2002, we recorded special charges of $364,000. Included in special items is $126,000 of expenses associated with our proposed acquisition of Oriam, SA, from which we withdrew in January 2003. Also, during 2002, $238,000 of expenses related to the reduction of 20 employees were recorded.

     Depreciation and amortization expense increased to $1,122,000 during the year ended December 31, 2002, from $949,000 during the year ended December 31, 2001. The increase was the result of depreciating capital expenditures associated with the development of our information technology infrastructure and amortizing leasehold improvements at our new corporate headquarters.

     Other income for the year ended December 31, 2002 totaled $72,000, compared to $339,000 for the year ended December 31, 2001. Other income includes interest income, which decreased $293,000 for the year ended December 31, 2002 compared to December 31, 2001 due to our use of cash to fund operating losses and other working capital needs and decreasing interest rates on our short-term investments.

     Due to our loss for the year ended December 31, 2002, no income tax expense was recorded.

Liquidity and Capital Resources

     Our principal sources of cash have been cash flow from operations and proceeds from the sale of equity securities. Our investing activities primarily reflect capital expenditures and purchases and maturities of short-term investments. In August 2003 we received $2,239,000 in net proceeds from the completion of a private placement of our common shares.

     Contracts with our customers usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received monthly as work on the contract progresses. We record all amounts received as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. We typically receive a low volume of large-dollar receipts. Our accounts receivable will fluctuate due to the timing and size of cash receipts. Our contracting and collection practices are designed to maintain an average collection period for accounts receivable of one to 3 months. Any increase in our normal collection period for accounts receivable could negatively impact our cash flow from operations and our working capital. At December 31, 2003, our average collection period for accounts receivable was 43 days compared to 53 days at December 31, 2002. Accounts receivable (net of allowance for doubtful accounts) was $788,000 at December 31, 2003 and $884,000 at December 31, 2002. Our increased revenue was offset by increased collections to allow the overall accounts receivable to decrease in 2003. Deferred revenue was $897,000 at December 31, 2003 compared to $902,000 at December 31, 2002.

     Cash and cash equivalents increased $107,000 during the year ended December 31, 2003. This was the result of $125,000 and $1,942,000 used in operating and investing activities, respectively, offset by $2,173,000 provided by and financing activities and currency exchange rate fluctuations. Cash used for operating activities resulted from the funding of net operating losses and other working capital needs. Investing activities included net cash uses of $1,896,000 from purchases and maturities of short-term investments, $184,000 used to purchase property and equipment and a $138,000 decrease in our restricted cash balance. Financing activities included the $2,300,000 in cash received from our private placement of common shares and other equity transactions, and $138,000 used to repay a capital lease obligation.

     At December 31, 2003, we had working capital of $3,468,000, and our cash, cash equivalents and short-term investments totaled $4,261,000. Our working capital has increased by $2,088,000 since December 31, 2002. The increase was primarily the result of the $2,017,000 increase in our cash, cash equivalents and short-term investments, due to our private placement of common shares. Changes in other current assets and liabilities caused working capital to increase by $71,000.

     We are party to two separate lease agreements, which require us to maintain restricted cash balances. Our total restricted cash balance was $98,000 at December 31, 2003.

     We intend to continue to fund the enhancement and testing of the DATATRAK EDC® software, as well as continue to invest in the development of the DATATRAK® process. Our operations and the EDC market are still in a developmental stage. We have experienced revenue growth; and anticipate positive cash flow from operations during 2004 as we continue to build our customer base, increase our backlog and convert our current backlog into revenue. We anticipate capital and related expenditures of approximately $825,000 for the twelve months ending December 31, 2004, for the continued commercialization and enhancement of DATATRAK EDC®. Of the $825,000 total, $254,000 is required to upgrade current systems. The remaining $571,000 is in conjunction with the anticipated growth of our business, and is to some extent discretionary. Additionally, we anticipate spending $354,000 for maintenance of our information technology infrastructure during 2004. We expect to fund these working capital requirements, from existing cash and cash equivalents, maturities of short-term investments and cash flow from operations. We believe that, with the cost cutting initiatives we have undertaken and continued growth in revenue, our cash and cash equivalents, maturities of short-term investments and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. However, we may need to raise additional funds to offset delays or cancellations of contacts, support expansion, respond to competitive pressures, acquire complementary businesses or technology or take advantage of unanticipated opportunities. We may raise additional funds by selling debt or equity securities, by entering into strategic relationships or through other arrangements. Additional capital may not be available on acceptable terms, if at all. To the extent that additional equity capital is raised, it could have a dilutive effect on our existing shareholders.

Contractual Obligations

     The table below shows our contractual cash obligations, expressed in thousands, at December 31, 2003.

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1 – 3 years	4 – 5 years	5 years
Capital lease obligations	$24	$24	$—	$—	$—
Operating leases	3,949	551	1,126	1,060	1,212

Total contractual cash obligations	$3,973	$575	$1,126	$1,060	$1,212

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

Foreign Currency Risk

     Our foreign results of operations are subject to the impact of foreign currency fluctuations through both foreign currency transaction and foreign currency translation adjustments. We manage our risk to foreign currency transaction adjustments by maintaining foreign currency bank accounts in currencies in which we regularly transact business. We do not currently hedge against the risk of exchange rate fluctuations.

     Our financial position and results of operations are impacted by translation adjustments caused by the conversion of foreign currency accounts and operating results into U.S. dollars for financial reporting purposes. During 2003 the average exchange rate between the Euro and the U.S. dollar by increased by approximately 19%. The conversion of our foreign operations into U.S. dollars upon consolidation resulted in a net loss that was approximately $250,000 higher than would have been recorded had the exchange rate between the Euro and the U.S. dollar remained constant throughout 2003.

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

     We began providing EDC services in 1997 and have a limited operating history upon which investors may evaluate our performance. We have recognized operating losses in each year since 1997. Our cumulative operating loss since 1997 from EDC operations totaled $39,375,000 at December 31, 2003. We anticipate that we will be profitable in 2004. However any number of factors, including, but not limited to, termination or delays in contracts, inability to grow and convert backlog into revenue or being able to quickly reduce costs if required, could cause us to record losses in 2004 and in future periods.

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

Our future revenue may be delayed or lost if we experience delays in clinical trials or if we lose contracts.

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

We may lose future revenue if any of our customers decrease their research and development expenditures, or if we lose any of our major customers.

     Our primary customers are companies in the pharmaceutical industry. Our business depends on the research and development expenditures of companies in this industry. The extent to which we rely on revenue from one customer varies from period to period, depending upon, among other things, our ability to generate new business, the timing and size of clinical trials and other factors. In light of our small revenue base, we are more dependent on major customers than many of the larger participants in the EDC industry. During 2003, three customers accounted for 53% of our total revenue for the year. Our operations could be materially and adversely affected by, among other things, any economic downturn or consolidations in the pharmaceutical or biotechnology industries, any decrease in these industries’ research and development expenditures or a change in the regulatory environment in which companies in these industries operate.

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

     Our services are supported by telecommunications equipment, software, operating protocols and proprietary applications for high-speed transmission of large quantities of data among multiple locations. In addition, clinical pharmaceutical and medical device research requires the review and handling of large amounts of patient data. Potential liability may arise from a breach of contract or a loss of or unauthorized release of clinical trial data. Our financial position could be materially adversely affected if we were forced to undertake the defense of, or were found financially responsible for, claims based upon the foregoing or related risks. We maintain a $5,000,000 errors and omissions professional liability insurance policy to cover claims that may be brought against us. This coverage may not be adequate, or continue to be available to us, in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates since we fund our operations through long-and short-term investments and have business transactions in Euros. A summary of our primary market risk exposures is presented below.

Interest Rate Risk

     We have fixed income investments consisting of cash equivalents and short-term investments, which may be affected by changes in market interest rates. We do not use derivative financial instruments in our investment portfolio. We place our cash equivalents and short-term investments with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Investments are reported at amortized cost, which approximates fair value. A 1.0% change in interest rates during the year ended December 31, 2003 would have resulted in a $34,000 change in our interest income during the year.

Foreign Currency Risk

     Our foreign results of operations are subject to the impact of foreign currency fluctuations through both foreign currency transaction and foreign currency translation adjustments. We manage our risk to foreign currency transaction adjustments by maintaining foreign currency bank accounts in currencies in which we regularly transact business. We do not currently hedge against the risk of exchange rate fluctuations.

     Our financial position and results of operations are impacted by translation adjustments caused by the conversion of foreign currency accounts and operating results into U.S. dollars for financial reporting purposes. A 1.0% fluctuation in the exchange rate between the U.S. dollar and the Euro at December 31, 2003 would have resulted in a $19,000 change in the foreign currency translation amount recorded on our balance sheet, due to foreign currency translations. A 1.0% fluctuation in the average exchange rate between the U.S. dollar and the Euro for the year ended December 31, 2003 would have resulted in a $15,000 change in our net loss for the year ended December 31, 2003, due to foreign currency translations. During 2003 the average exchange rate between the Euro and the U.S. dollar by increased by approximately 19%. The conversion of our foreign operations into U.S. dollars upon consolidation resulted in a net loss that was approximately $250,000 higher than would have been recorded had the exchange rate between the Euro and the U.S. dollar remained constant throughout 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Quarterly results of operations for the year ended December 31, 2003 are included in Note 18 of the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation the Company’s management, including the chief executive officer and chief financial officer, have concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, so that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

     There were no significant changes in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on June 2, 2004 (the “2004 Proxy Statement”) is incorporated herein by reference. Information regarding executive officers is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

     We have adopted a code of ethics that applies to all directors, officers and employees of DATATRAK and its subsidiaries The code of ethics, entitled “Code of Business Conduct and Ethics,” has been filed as an exhibit hereto.

     Additionally, we have adopted a separate code of ethics that applies solely to DATATRAK’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of ethics, entitled “Financial Code of Ethics,” has been filed as an exhibit hereto.

     If we make any substantive amendments to or grant any waiver, including any implicit waiver, from a provision of our Code of Business Conduct and Ethics or Financial Code of Ethics to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information appearing under the captions “Compensation of Directors”, “Executive Officer Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under the captions “Executive Officer Compensation” and “Security Ownership of Principal Holders and Management” in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     To the extent applicable, the information appearing under the caption “Certain Transactions” in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information appearing under the caption “Independent Auditors” in the 2004 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements

See Item 8 of Part II of this Annual Report on Form 10-K.

(a)(2)	Financial Statement Schedules

          All financial statement schedules for DATATRAK and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or such schedules are either inapplicable or not required.

(a)(3)	Exhibits

See the Index to Exhibits at page E-1 of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K.

          No reports were filed on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K other than the following:

          Current Report on Form 8-K dated November 12, 2003, furnishing under Item 12, a press release and a conference call transcript.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATATRAK INTERNATIONAL, INC.
/s/ Jeffrey A. Green
Jeffrey A. Green
President and Chief Executive Officer

Date: March 19, 2004

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

Mark J. Ratain

Date: March 19, 2004

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
DATATRAK International, Inc.

     We have audited the accompanying consolidated balance sheets of DATATRAK International, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DATATRAK International, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Cleveland, Ohio
February 9, 2004

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$1,727,335	$1,620,707
Short-term investments	2,533,849	622,910
Restricted cash	23,979	138,388
Accounts receivable, net	788,342	883,584
Prepaid expenses and other receivables	170,552	165,457

Total current assets	5,244,057	3,431,046
Property and equipment
Equipment	5,324,071	5,043,099
Leasehold improvements	604,322	604,322

	5,928,393	5,647,421
Less accumulated depreciation	4,909,654	3,898,356

	1,018,739	1,749,065
Other assets
Restricted cash	74,189	85,914
Deposit	39,549	39,549

	113,738	125,463

Total assets	$6,376,534	$5,305,574

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$170,740	$97,938
Current portion of capital lease obligation	23,979	138,388
Accrued expenses	683,846	913,143
Deferred revenue	897,138	901,509

Total current liabilities	1,775,703	2,050,978
Capital lease obligation, less current portion	—	23,979
Shareholders’ equity
Serial Preferred Shares, without par value; authorized 1,000,000 shares; none issued	—	—
Common shares, without par value, authorized 25,000,000 shares as of December 31, 2003 and 15,000,000 shares as of December 31, 2002; issued 9,306,053 shares as of December 31, 2003 and 8,563,836 shares as of December 31, 2002; outstanding 6,006,053 shares as of December 31, 2003 and 5,263,836 shares as of December 31, 2002	56,458,996	53,868,303
Treasury shares, 3,300,000 shares at cost	(20,188,308)	(20,188,308)
Common share warrants	135,424	357,589
Accumulated deficit	(31,780,670)	(30,732,049)
Foreign currency translation	(24,611)	(74,918)

Total shareholders’ equity	4,600,831	3,230,617

Total liabilities and shareholders’ equity	$6,376,534	$5,305,574

See accompanying notes

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2003	2002	2001
Revenue	$7,052,158	$4,720,912	$2,245,631
Direct costs	1,622,231	1,803,671	1,779,501

Gross profit	5,429,927	2,917,241	466,130
Selling, general and administrative expenses	5,550,833	7,893,208	7,209,789
Special items	—	363,964	—
Depreciation and amortization	936,958	1,122,528	949,770

Loss from operations	(1,057,864)	(6,462,459)	(7,693,429)
Other income (expense):
Interest income	25,596	89,196	382,483
Interest expense	(6,701)	(17,347)	(19,491)
Other income (expense)	(5,336)	—	(23,796)

Loss before income taxes	(1,044,305)	(6,390,610)	(7,354,233)
Income tax expense	4,316	—	—

Net loss	$(1,048,621)	$(6,390,610)	$(7,354,233)

Basic and diluted net loss per share	$(0.19)	$(1.22)	$(2.23)

Weighted average shares outstanding	5,565,149	5,237,425	3,290,514

See accompanying notes

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares		Treasury Shares		Common Share Warrants		Retained Earnings	Foreign Currency
	Number	Stated	Number		Number		(Accumulated	Translation
	of Shares	Amount	of Shares	Cost	of Shares	Cost	Deficit)	Adjustments	Total
Balance at January 1, 2001	3,290,322	$50,356,667	3,300,000	$(20,188,308)	—	$—	$(16,987,206)	$(77,184)	$13,103,969
Exercise of common share options	1,000	800							800
Stock compensation		14,772							14,772
Comprehensive loss:
Foreign currency translation								(10,503)	(10,503)
Net loss							(7,354,233)		(7,354,233)

Comprehensive loss									(7,364,736)

Balance at December 31, 2001	3,291,322	50,372,239	3,300,000	(20,188,308)	—	—	(24,341,439)	(87,687)	5,754,805
Private placement of common shares	1,922,514	3,459,792							3,459,792
Issuance of common share warrants					192,252	$357,589			357,589
Exercise of common share options	50,000	7,500							7,500
Stock compensation		28,772							28,772
Comprehensive loss:
Foreign currency translation								12,769	12,769
Net loss							(6,390,610)		(6,390,610)

Comprehensive loss									(6,377,841)

Balance at December 31, 2002	5,263,836	53,868,303	3,300,000	(20,188,308)	192,252	$357,589	(30,732,049)	(74,918)	3,230,617
Private placement of common shares	602,500	2,103,914							2,103,914
Issuance of common share warrants					25,125	135,424			135,424
Exercise of common share options	50,563	60,919							60,919
Exercise of common share warrants	59,154	357,589			(192,252)	(357,589)			—
Stock compensation	30,000	68,271							68,271
Comprehensive loss:
Foreign currency translation								50,307	50,307
Net loss							(1,048,621)		(1,048,621)

Comprehensive loss									(998,314)

Balance at December 31, 2003	6,006,053	$56,458,996	3,300,000	$(20,188,308)	25,125	$135,424	$(31,780,670)	$(24,611)	$4,600,831

See accompanying notes

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2003	2002	2001
Operating Activities
Net loss	$(1,048,621)	$(6,390,610)	$(7,354,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	936,958	1,122,528	949,770
Accretion of discount on investments	(14,456)	(61,571)	(307,600)
Stock compensation	68,271	14,772	14,772
Other	6,330	(23,838)	18,000
Changes in operating assets and liabilities:
Accounts and taxes receivable	97,162	(433,876)	291,629
Prepaid expenses	(10,147)	157,120	(73,430)
Other assets	—	7,882	(39,049)
Accounts payable and accrued expenses	(156,495)	(106,625)	74,554
Deferred revenue	(4,371)	432,234	130,396

Net cash used in operating activities	(125,369)	(5,281,984)	(6,295,191)
Investing Activities
Decrease (increase) in restricted cash	138,388	67,482	(291,784)
Purchases of property and equipment	(183,520)	(1,273,687)	(689,718)
Maturities of short-term investments	3,729,612	12,751,583	27,943,473
Purchases of short-term investments	(5,626,095)	(10,575,124)	(20,716,819)
Other	—	1,095	—

Net cash (used in) provided by investing activities	(1,941,615)	971,349	6,245,152
Financing Activities
Payments under capital lease obligation	(138,388)	(129,417)	(101,416)
Repayment, net, of notes receivable	3,132	59,716	19,070
Proceeds from issuance of shares	2,239,338	3,831,381	—
Proceeds from exercise of stock options	60,919	7,500	800

Net cash provided by (used in) financing activities	2,165,001	3,769,180	(81,546)
Effect of exchange rate on cash	8,611	(12,283)	(77,214)

Increase (decrease) in cash and cash equivalents	106,628	(553,738)	(208,799)
Cash and cash equivalents at beginning of year	1,620,707	2,174,445	2,383,244

Cash and cash equivalents at end of year	$1,727,335	$1,620,707	$2,174,445

Cash paid during the year for interest	$6,701	$17,347	$19,491

Net cash paid during the year for income taxes	$—	$—	$—

See accompanying notes

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001

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

Revenue Recognition

     DATATRAK’s contracts provide a fixed price for each component or service to be delivered, and revenue is recognized as these components or services are delivered. Services provided by DATATRAK that are in addition to those provided for in its contracts are billed on a fee for service basis as services are completed. As services are performed over the life of the contract, revenue is recognized per the specific terms of each contract. Costs associated with contract revenue are recognized as incurred. Pass-through costs that are paid directly by the Company’s clients, and for which the Company does not bear the risk of economic loss, are excluded from revenue. The termination of a standard contract will not result in a material adjustment to the revenue or costs previously recognized.

     In some instances, the Company offers volume discounts to customers over multiple contracts. The Company estimates the volume discounts to be earned over the life the contracts to which the discount applies. As contracts progress, revenue is recorded using rates that reflect the anticipated volume discount to be achieved by the customer. The termination of a contract subject to a volume discount could result in a material adjustment to revenue previously recognized, in order to reflect the true economic value of the contract at the time of cancellation. To date, DATATRAK has not recorded any revenue at rates that anticipate the earning of volume discounts by a customer.

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

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2003, 2002 and 2001

Short-term Investments

     Short-term investments are comprised of obligations of U.S. government agencies and corporate obligations with maturities of one year or less. These securities are stated at amortized cost, which approximates fair value. The Company has the positive intent and ability to hold the securities to maturity.

Property and Equipment

     Property and equipment are stated at cost. Depreciable assets consist of office and computer equipment, software, and software development costs and leasehold improvements. Depreciation and amortization on office and computer equipment and software, and software development costs is computed using the straight-line method over estimated useful lives of 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the lesser of the assets’ estimated useful life or the lease term. Depreciation and amortization expense related to depreciable assets was $937,000, $1,123,000 and $950,000 for 2003, 2002 and 2001, respectively.

     Included in equipment at December 31, 2003 and 2002, is equipment under capital lease recorded at a cost of $393,000. Amortization expense related to this equipment was $131,000, $131,000 and $98,000 in 2003, 2002 and 2001. Accumulated amortization related to this equipment was $360,000 and $229,000 at December 31, 2003 and 2002, respectively.

Impairment of Long-Lived Assets

     The Company evaluates impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets.” As such, the carrying values of long-lived assets are evaluated if circumstances indicate a possible impairment in value. If undiscounted cash flows over the remaining amortization period indicate that long-lived assets may not be recoverable, the carrying value will be reduced by the estimated shortfall of cash flows on a discounted basis.

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

Stock Based Compensation

     The Company accounts for stock based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

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
For the Years Ended December 31, 2003, 2002 and 2001

Financial Instruments

     The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses are reasonable estimates of fair value due to the short-term nature of these financial instruments. Investments are reported at amortized cost, which approximates fair value.

Advertising Costs

     Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $88,000, $282,000 and $375,000 for 2003, 2002 and 2001, respectively.

Software Development Costs

     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Such costs are amortized over the lesser of three years or the economic life of the related product. The Company performs an annual review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are expensed.

     Unamortized software and software development costs included in the Company’s balance sheet were $5,000, $59,000 at December 31, 2003 and 2002, respectively. Amortization expense related to capitalized software costs was $54,000, $54,000 and $118,000 in 2003, 2002 and 2001, respectively.

     Research and development expenses included in selling, general and administrative expenses were $850,000, $1,681,000 and $1,662,000 in 2003, 2002 and 2001, respectively.

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

     Included in prepaid expenses and other receivables is a non-executive-officer employee loan outstanding in the amount of $803 at December 31, 2003, which is scheduled to be paid in full during 2004. The loan bears interest at 3.0%, compounded monthly.

     Additionally, the Company had a non-executive-officer employee loan outstanding in the amount of $3,935 at December 31, 2002, which was paid in full during 2003.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2003, 2002 and 2001

3.	Short-term Investments

     The following is a summary of held-to-maturity securities:

	December 31, 2003		December 31, 2002
		Amortized		Amortized
	Cost	Cost	Cost	Cost
Obligations of U.S. government agencies	$59,885	$59,964	$250,543	$250,688
Corporate obligations	2,490,597	2,497,864	533,620	534,589
Less restricted portion (See Note 15)	(23,979)	(23,979)	(162,367)	(162,367)

	$2,526,503	$2,533,849	$621,796	$622,910

4.	Accounts Receivable

     Accounts receivable consist of the following:

	December 31,
	2003	2002
Trade accounts receivable:
Billed	$788,241	$883,799
Unbilled	5,681	19,711

Total trade accounts receivable	793,922	903,510
Other	34,820	20,474
Allowance for doubtful accounts	(40,400)	(40,400)

	$788,342	$883,584

     Movement of the allowance for doubtful accounts is as follows:

	Year ended December 31,
	2003	2002	2001
Balance at beginning of year	$40,400	$64,500	$46,500
Provision for uncollectible accounts	—	18,000	18,000
Uncollectible accounts written off	—	(42,100)	—

Balance at end of year	$40,400	$40,400	$64,500

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2003, 2002 and 2001

5.	Accrued Expenses

     Accrued expenses consist of the following:

	December 31,
	2003	2002
Office rent and utilities	157,197	101,786
Payroll and other employee costs	324,387	564,676
Professional fees	134,483	190,282
Income and other taxes	10,814	2,110
Other	56,965	54,289

	$683,846	$913,143

6.	Income Taxes

     During 2003, the Company had federal alternative minimum tax of $4,000 due to income earned by its U.S. based operations. Due to its net losses and net loss carryforwards, the Company had no other federal, state or local income tax expense in 2003, 2002 and 2001. A reconciliation of income tax benefit at the U.S. federal statutory rate to the effective income tax rate is as follows:

	Year ended December 31,
	2003	2002	2001
Income tax benefit at the United States statutory rate	$(355,000)	$(2,173,000)	$(2,500,000)
Non – U.S. income taxes	(62,000)	(80,000)	(53,000)
Change in valuation allowance	417,000	2,335,000	2,483,000
Other	4,000	(82,000)	70,000

	$4,000	$—	$—

     At December 31, 2003 the Company had a net operating loss carryforward of approximately $20,920,000 for United States income tax purposes, which will expire through the year 2022. The Company maintains a full valuation allowance against all net operating losses. The equity transactions completed in 2003 and 2002 have the potential to limit the Company’s net operating loss carryforwards. The Company has not made a final determination under Section 382 of the Internal Revenue Code as to the potential limitation, if any, of the net operating loss carryforwards. The Company also had a net operating loss carryforward of approximately 8,503,000 Euro, for German income tax purposes with no expiration date. The significant components of the Company’s deferred tax assets (liabilities), stated in US dollars, are as follows:

	December 31,
	2003	2002
Deferred tax assets (liabilities):
U.S. net operating loss carryforwards	$7,113,000	$7,369,000
Non – U.S. net operating loss carryforwards	3,658,000	2,566,000
Alternative minimum tax credit	96,000	92,000
Allowances and accruals	158,000	174,000
Depreciation and amortization	9,000	(89,000)

	11,034,000	10,112,000
Valuation allowance	(11,034,000)	(10,112,000)

Net deferred tax assets recorded	$—	$—

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2003, 2002 and 2001

7.	Operating Leases

     The Company leases certain office equipment and space. Rent expense relating to these operating leases was approximately $583,000, $478,000 and $393,000 in 2003, 2002 and 2001, respectively. Future minimum lease payments for the Company under noncancelable operating leases as of December 31, 2003 are as follows:

Year ending December 31,	Amount
2004	$551,000
2005	561,000
2006	565,000
2007	525,000
2008	535,000
Subsequent to 2008	1,212,000

$3,949,000

8.	Shareholders’ Equity

     Effective August 6, 2003, the Company’s Sixth Amended and Restated Articles of Incorporation (the “Restated Articles”) became effective. The Restated Articles increase the number of authorized common shares from 15,000,000 to 25,000,000, and reduces the number of authorized Preferred Shares from 3,860,000 to 1,000,000.

     In January 2002, the Company completed a private placement of its common shares with certain outside investors. The Company sold 1,922,514 of its common shares at a price of $2.25 per share. Net of expenses, the Company raised $3,831,000 in cash. In conjunction with this private placement, DATATRAK issued 192,252 warrants to purchase common shares at a price of $2.25 per share. The warrants, which contained a provision for a cashless exercise, were fully vested as of the grant date. A non-cash charge of $371,590 to shareholders’ equity was recorded as a result of stock options and warrants that were granted and vested due to the Company’s January 2002 private placement of common shares. During June 2003, the holders exercised these warrants and converted them into 59,154 common shares in a non-cash transaction.

     Effective April 21, 2003, the Company entered into an agreement for consulting services related to its investor relations program. As compensation for these services, the Company issued 30,000 restricted common shares to an outside consultant. During the year ended December 31, 2003, a non-cash charge of $42,000 was recorded as compensation expense for these common shares.

     In addition, the same investor relations consultant was granted an option to purchase 25,000 common shares on May 27, 2003. The exercise price of the options is $2.64 per share, the market price of the common shares on the date of grant. DATATRAK has recorded $13,000 of compensation expense related to these options during the year ended December 31, 2003. The option will become exercisable in equal amounts over a three-year period and expires on the tenth anniversary of the date of grant. The option was granted under the Company’s Amended and Restated 1996 Key Employees and Consultants Stock Option Plan (the “1996 Plan”).

     On August 8, 2003, the Company completed another private placement of its common shares with certain outside investors. The Company sold 602,500 of its common shares at a price of $4.00 per share. Net of expenses, the Company raised $2,239,000 in cash. In conjunction with this private placement, DATATRAK issued 25,125

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2003, 2002 and 2001

warrants to purchase common shares at a price of $4.80 per share. The warrants, which were valued at $135,424, are fully vested as of the grant date and will expire five years from the date of grant.

Serial Preferred Shares

     At December 31, 2003 and 2002, the Company had 1,000,000 Serial Preferred Shares, without par value, authorized, with none outstanding.

Treasury Shares

     At December 31, 2003 and 2002, the Company held 3,300,000 of its common shares in treasury at a cost of $20,188,308.

9.	Share Option Plans

     The Company has five share option plans. At December 31, 2003, the Company had reserved 1,883,375 common shares for the exercise of common share options. The Company has granted 1,719,899 options to purchase common shares to employees, directors and others. There are 163,476 options to purchase common shares available for future grants. The weighted average contractual life of all options outstanding was 6.8 years as of December 31, 2003. The range of exercise prices for all options outstanding at December 31, 2003 was $0.15 to $10.75.

     The Amended and Restated 1992 Share Incentive Plan (the “1992 Plan”) was approved by the Company’s shareholders for the purpose of granting common share options to employees and consultants of the Company and its affiliates. Certain options granted under the 1992 Plan were granted at exercise prices of less than the fair market value of a common share on the date of grant. All compensation expense related to these options has been previously recognized. All other options to purchase common shares awarded under the 1992 Plan were granted at exercise prices that represented the fair market value of a common share on the date of grant. All options granted under the 1992 Plan expire ten years after the grant date. At December 31, 2003 there were 49,000 options outstanding under the 1992 Plan with exercise prices ranging from $0.15 to $4.15, all of which were 100% vested. These options had a weighted average contractual life of 1.2 years and a weighted average exercise price of $3.17. There will be no future grants of options under the 1992 Plan.

     The Amended and Restated 1994 Directors’ Share Option Plan (the “Director Plan”) was established by the Company to provide common share options to directors of the Company for their participation in Board of Directors’ meetings. All options awarded under the plan have an exercise price per share that was equal to the fair market value of a common share on the date of grant. All options granted under the Director Plan expire ten years after the grant date. At December 31, 2003 there were 6,667 options outstanding under the Director Plan with exercise prices ranging from $0.80 to $9.60, all of which were 100% vested. These options had a weighted average contractual life of 1.5 years and a weighted average exercise price of $5.17. There will be no future grants of options under the Director Plan.

     The Amended and Restated 1996 Outside Directors’ Stock Option Plan, as amended ( the “1996 Director Plan”) was established by the Company to provide common share options as compensation to directors of the Company. Certain options, as approved by the Company’s shareholders, were granted under the 1996 Director Plan at exercise prices below the market value of a common share on the date of approval date. All compensation expense related to these common share options has been previously recognized by the Company. All other options granted under the 1996 Director Plan have been granted at exercise prices that represented the fair market value of a common share on the date of grant. At December 31, 2003 there were 66,500 options outstanding under the 1996 Director Plan with exercise prices ranging from $4.19 to $9.60, all of which were 100% vested. These options had a

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2003, 2002 and 2001

weighted average contractual life of 4.3 years and a weighted average exercise price of $4.84. There will be no future grants of options under the 1996 Director Plan.

     The 1996 Plan provides for the granting of a maximum of 1,057,667 options to purchase common shares to key employees and consultants of the Company and its affiliates. During 2000, 77,354 common share options were granted at exercise prices of less than the fair market value of a common share on the date of grant. The Company recognized compensation expense related to these common share options of $14,000, $15,000 and $15,000 in 2003, 2002 and 2001, respectively. All other options granted under the 1996 Plan have been granted at exercise prices that represented the fair market value of a common share on the date of grant. Vesting of options awarded under the 1996 Plan is determined by the Board of Directors’ Compensation Committee, and all options granted under the 1996 Plan expire ten years after the grant date. At December 31, 2003 there were 831,128 options outstanding under the 1996 Plan with exercise prices ranging from $2.00 to $10.75, of which 510,757 were 100% vested. These options had a weighted average contractual life of 7.1 years and a weighted average exercise price of $4.38.

     The Amended and Restated 1999 Outside Director Stock Option Plan (the “1999 Plan”) provides for the granting of a maximum of 400,000 options to purchase common shares to outside directors of the Company. Certain options approved by Company’s Board of Directors and its shareholders have been granted at exercise prices below the market value of a common share, on the grant date in 2000. All compensation expense related to these common share options has been previously recognized by the Company. All other options granted under the 1999 Plan have been granted at exercise prices that represented the fair market value of a common share on the date of grant. Options fully vest one year following the grant date. All options granted under the 1999 Plan expire ten years after the grant date. At December 31, 2003 there were 360,000 options outstanding under the 1999 Plan with exercise prices ranging from $2.00 to $5.19, of which 285,000 were 100% vested. These options had a weighted average contractual life of 7.5 years and a weighted average exercise price of $3.41.

     The Company’s share option activity and related information is summarized below:

	Year ended December 31,
	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of Period	1,026,782	$3.85	1,095,083	$3.73	919,242	$4.00
Granted	382,131	4.28	82,270	2.78	176,841	2.30
Exercised	(50,563)	1.20	(50,000)	0.15	(1,000)	0.80
Cancelled	(45,055)	3.18	(100,571)	3.56	—	—

Outstanding at end of period	1,313,295	$4.10	1,026,782	$3.85	1,095,083	$3.73

Exercisable at end of period	917,924	$4.01	696,698	$4.04	609,619	$2.95

10.	Stock Based Compensation

     The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee and director stock options. Under APB No. 25 compensation expense has been recognized for all options granted at less than the fair market value of the common shares on the date of grant. The alternative fair value accounting

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2003, 2002 and 2001

provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options. SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires disclosure of compensation expense under both APB No. 25 and SFAS No. 123. SFAS No. 123 requires that stock compensation be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The following assumptions were used to determine the fair value for these options using the Black-Scholes option pricing model.

	Year ended December 31
	2003	2002	2001
Risk free interest rate	4.3%	4.3%	4.9%
Average volatility of the expected market price of the common shares	1.15	1.36	0.66
Dividend yield	0.0%	0.0%	0.0%
Weighted-average expected life of the option	7 years	7 years	7 years
Weighted-average fair value per share of options granted	$3.86	$2.53	$1.45

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

     For purposes of pro forma disclosures, the estimated value of the options is amortized to expense over the options’ vesting period. The pro forma results are not necessarily indicative of what would have occurred had the Company adopted SFAS No. 123.

     The following table sets forth stock based compensation and pro forma information for each period presented.

	Year ended December 31,
	2003	2002	2001
Net loss recorded	$(1,049,000)	$(6,391,000)	$(7,354,000)
Plus: stock compensation expense recognized	68,000	29,000	15,000
Less: stock compensation expense that would have been recognized under SFAS No. 123	634,000	392,000	505,000

Pro forma net loss	$(1,615,000)	$(6,754,000)	$(7,844,000)

Pro forma basic and diluted loss per share	$(0.30)	$(1.36)	$(2.65)

11.	Retirement Savings Plan

     The Company sponsors The DATATRAK International, Inc. Retirement Savings Plan (the “Plan”) as defined by Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all United States employees who elect to participate. Participants may contribute up to 20% of their annual compensation into a variety of mutual fund options. Matching and profit sharing contributions by the Company are discretionary. The Company did not make any matching or profit sharing contributions in 2003, 2002 or 2001.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2003, 2002 and 2001

12.	Net Loss Per Share

     The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended December 31,
	2003	2002	2001
Net loss used in the calculation of basic and diluted earnings per share	$(1,048,621)	$(6,390,610)	$(7,354,233)

Denominator for basic and diluted net loss per share – weighted average common shares outstanding	5,565,149	5,237,425	3,290,514

Basic and diluted net loss per share	$(0.19)	$(1.22)	$(2.23)

Weighted average common share options and warrants excluded from the computation of diluted net loss per share because they would have an antidilutive effect on net loss per share	1,230,927	1,255,590	1,012,966

13.	Segment Information

     The Company operates in one business segment: the DATATRAK EDC Business.

Enterprise-Wide Disclosures

     Geographic Information

Year ended December 31,	United States	Germany	Total
Revenue:
2003	$7,052,158	$—	$7,052,158
2002	4,598,769	122,143	4,720,912
2001	1,785,745	459,886	2,245,631
Net income (loss):
2003	1,523,476	(2,572,097)	(1,048,621)
2002	(3,299,207)	(3,091,403)	(6,390,610)
2001	(5,131,023)	(2,223,210)	(7,354,233)
Long-lived assets, net at December 31,
2003	886,601	132,138	1,018,739
2002	1,541,080	207,985	1,749,065

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2003, 2002 and 2001

     Major Customers

     The following sets forth the percentage of revenue generated by customers who accounted for more than 10% of the Company’s revenue during each of the periods presented:

	Year ended December 31,
Customer	2003	2002	2001
Aventis Pharmaceuticals	22%	29%	22%
Control Delivery Systems	11%	20%	23%
CV Therapeutics	—	—	21%
Quintiles	—	*	11%
Daiichi Pharmaceutical	*	10%	*
Otsuka Research Institute	20%	—	—
All other customers	39%	39%	21%

*	Less than 10% of revenue.

14.	Capital Lease Obligation

     The Company is party to an agreement with an unaffiliated third party to lease certain computer equipment. The lease has been recorded as a capital lease. Future minimum lease payments under the capital lease obligation as of December 31, 2003 are as follows:

Twelve months ending December 31,
2004	24,181

24,181
Less amounts representing interest	202

$23,979

15.	Restricted Cash

     Terms of the Company’s capital lease agreement (see Note 14) require the Company to maintain a restricted cash balance equal to the outstanding balance payable on the lease. The restricted cash balance was $23,979 at December 31, 2003.

     In addition, DATATRAK GmbH is required to provide a bank guarantee to the lessor of its office space equal to three months rent. The terms of the bank guarantee require DATATRAK GmbH to maintain a restricted cash balance of 59,000 Euros with the bank. The U.S. dollar equivalent of this amount was $74,189 at December 31, 2003.

     DATATRAK’s total restricted cash balance was $98,168 at December 31, 2003.

16.	Special Items

     During the third quarter of 2002, the Company recorded a special charge of $238,000. This charge was for severance and other costs associated with DATATRAK’s staff reduction of 20 employees, whose positions were eliminated during the third quarter of 2002. As of December 31, 2002, $205,000 of these costs had been paid. The

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2003, 2002 and 2001

unpaid balance of $33,000 was included in accrued expenses at December 31, 2002 was paid during the first quarter of 2003.

     On September 23, 2002 the Company announced the signing of a definitive agreement to purchase Oriam, SA, a French technology firm with offices in Paris, France and Boston, Massachusetts. Expenses totaling $126,000 associated with this purchase agreement were recorded as special charges during September 2002. In January 2003, the Company announced that the proposed acquisition would not be completed.

17.	Commitments and Contingencies

     During December 2003, three former employees of the Company each claimed they were wrongfully dismissed, and by letter each has separately demanded financial restitution. The Company believes their claims are without merit, and currently no litigation is pending by or on behalf of any of the former employees. No commitments or contingencies have been recorded at December 31, 2003 as a result of these claims.

18.	Quarterly Data (Unaudited)

     Selected quarterly data is as follows (in thousands):

	Year Ended December 31, 2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$1,457	$1,735	$1,895	$1,965
Gross profit	1,103	1,389	1,484	1,454
Loss from operations	(498)	(191)	(73)	(295)
Net loss	(495)	(188)	(68)	(298)
Basic and diluted net loss per share	(0.09)	(0.04)	(0.01)	(0.05)

	Year Ended December 31, 2002
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$816	$1,145	$1,505	$1,255
Gross profit	382	639	1,035	861
Loss from operations	(1,800)	(1,757)	(1,800)	(1,105)
Net loss	(1,771)	(1,736)	(1,785)	(1,099)
Basic and diluted net loss per share	(0.34)	(0.33)	(0.34)	(0.21)

     The Company recorded special items charges of $364,000 during the third quarter of 2002. As described further in Note 16, these charges were for costs associated with employee terminations and the Company’s proposed acquisition of Oriam, SA.

Exhibit Index

Exhibit No.	Description	Page
3.1	Sixth Amended and Restated Articles of Incorporation	(1)

3.2	Third Amended and Restated Code of Regulations	(2)

3.3	Amendment to the Third Amended and Restated Code of Regulations	(2)

3.4	Amendment to the Third Amended and Restated Code of Regulations	(1)

4.1	Specimen Certificate of the Company’s Common Shares, without par value	(3)

4.2	Second Amended and Restated Registration Agreement, dated July 25, 1994, as amended on June 1, 1995 and February 5, 1996	(4)

4.3	Form of Warrant Agreement, dated August 8, 2003

10.1	Amended and Restated 1994 Directors’ Share Option Plan*	(5)

10.2	Amendment to the Amended and Restated 1994 Directors’ Share Option Plan*	(2)

10.3	Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(5)

10.4	Amendment No. 1 to the Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(2)

10.5	Amendment No. 2 to the Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(2)

10.6	Amendment to the Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(2)

10.7	Amended and Restated 1992 Share Incentive Plan*	(5)

10.8	Amendment to the Amended and Restated 1992 Share Incentive Plan*	(2)

10.9	Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(5)

10.10	Amendment No. 1 to the Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(2)

10.11	Amendment No. 2 to the Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(2)

10.12	Amendment No. 3 to the Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(2)

10.13	Amendment to the Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(2)

10.14	Amended and Restated 1999 Outside Director Stock Option Plan*	(1)

10.15	Form of Indemnification Agreement*	(4)

10.16	Employment Agreement between the Company and Jeffrey A. Green, dated February 5, 2001*	(6)

E-1

Exhibit Index

Exhibit No.	Description	Page
10.17	Employment Agreement between the Company and Terry C. Black, dated February 5, 2001*	(6)

10.18	Employment Agreement between the Company and Marc J. Shlaes dated March 5, 2003*	(2)

10.19	Managing Director Employment Agreement between the Company and Wolfgang Summa, dated December 29, 2000*	(6)

10.21	DATATRAK International, Inc. Retirement Savings Plan*	(7)

14.1	Code of Business Conduct and Ethics

14.2	Financial Code of Ethics

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Management compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended June 30, 2003 (File No. 000-20699).

(2)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2002 (File No. 000-20699).

(3)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 1999 (File No. 000-20699).

(4)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement filed on March 8, 1996, as amended by Amendment No. 1 filed on May 10, 1996 and as amended by Amendment No. 2 filed on June 10, 1996 (File No. 333-2140).

(5)	Incorporated herein by reference to the Company’s Form S-8 Registration Statement filed on November 13, 1996 (File No. 333-16061).

(6)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2000 (File No. 000-20699).

(7)	Incorporated herein by reference to the Company’s Form S-8 Registration Statement filed on April 30, 1997 (File No. 333-26251).

E-2