Form 10-Q
period 2004-03-31
DATATRAK INTERNATIONAL INC
filed 2004-05-13
CIK 886530

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934

For the Quarterly Period Ended March 31, 2004

Commission file number 000-20699

DATATRAK International, Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1685364

(State or other jurisdiction of incorporation or organization) 6150 Parkland Boulevard	(I.R.S. Employer Identification No.)
Mayfield Heights, Ohio (Address of principal executive offices)	44124 (Zip Code)

(440) 443-0082

(Registrants telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

The number of Common Shares, without par value, outstanding as of April 30, 2004 was 6,066,897.

Part I. Financial Information

Item 1 - Financial Statements

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Note A)
ASSETS
Current assets:
Cash and cash equivalents	$1,788,793	$1,727,335
Short-term investments	2,497,160	2,533,849
Restricted cash	—	23,979
Accounts receivable, less allowances	1,023,990	788,342
Prepaid expenses and other current assets	241,382	170,552

Total current assets	5,551,325	5,244,057
Property and equipment, at cost net of accumulated depreciation and amortization	966,848	1,018,739
Other assets
Restricted cash	71,949	74,189
Deposit	39,549	39,549

	111,498	113,738

Total assets	$6,629,671	$6,376,534

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$269,174	$170,740
Capital lease obligation	—	23,979
Accrued expenses	626,802	683,846
Deferred revenue	1,063,012	897,138

Total current liabilities	1,958,988	1,775,703
Shareholders’ equity:
Serial preferred shares, without par value, 1,000,000 shares authorized, none issued	—	—
Common share warrants	68,049	135,424
Common shares, without par value, authorized 15,000,000 shares; issued 9,366,897 shares as of March 31, 2004 and 9,306,053 shares as of December 31, 2003; outstanding 6,066,897 shares as of March 31, 2004 and 6,006,053 shares as of December 31, 2002	56,724,554	56,458,996
Treasury shares, 3,300,000 shares at cost	(20,188,308)	(20,188,308)
Accumulated deficit	(31,875,176)	(31,780,670)
Foreign currency translation	(58,436)	(24,611)

Total shareholders’ equity	4,670,683	4,600,831

Total liabilities and shareholders’ equity	$6,629,671	$6,376,534

Note A:	The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenue	$2,288,458	$1,456,584
Direct costs	533,624	353,882

Gross profit	1,754,834	1,102,702
Selling, general and administrative expenses	1,658,567	1,339,133
Depreciation and amortization	194,932	262,068

Loss from operations	(98,665)	(498,499)
Other income (expense):
Interest income	8,062	5,447
Interest expense	(203)	(2,540)
Other income (expense)	—	695

Loss before income taxes	(90,806)	(494,897)
Income tax expense	3,700	—

Net loss	$(94,506)	$(494,897)

Basic and diluted net loss per share	$(0.02)	$(0.09)

Weighted average shares outstanding	6,043,722	5,263,836

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Operating Activities
Net loss	$(94,506)	$(494,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194,932	262,068
Other	10,757	6,073
Changes in operating assets and liabilities:
Accounts receivable	(246,448)	233,988
Accounts payable and accrued expenses	41,390	(372,145)
Deferred revenue	165,874	236,240
Other	(71,633)	(37,233)

Net cash provided by (used in) operating activities	366	(165,906)
Investing Activities
Decrease in restricted cash	23,979	33,732
Purchases of property and equipment	(146,666)	(14,173)
Maturities of short term investments	2,536,021	1,002,268
Purchases of short term investments	(2,493,180)	(1,033,935)

Net cash used in investing activities	(79,846)	(12,108)
Financing Activities
Proceeds from issuance of common shares and stock option exercises	192,074	—
Payments under capital lease obligation	(23,979)	(33,732)
Repayment of notes receivable	803	1,671

Net cash provided by (used in) financing activities	168,898	(32,061)
Effect of exchange rate on cash	(27,960)	1,173

Increase (decrease) in cash and cash equivalents	61,458	(208,902)
Cash and cash equivalents at beginning of period	1,727,335	1,620,707

Cash and cash equivalents at end of period	$1,788,793	$1,411,805

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of DATATRAK International, Inc. and subsidiaries (“DATATRAK” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2003 (File No. 000-20699).

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that might affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Net Loss per Share

     The following table sets forth the computation of basic and diluted loss per share.

	Three Months Ended March 31,
	2004	2003
Net loss used in the calculation of basic and diluted earnings per share	$(94,506)	$(494,897)

Denominator for basic and diluted net loss per share – weighted average common shares outstanding	6,043,722	5,263,836

Basic and diluted net loss per share	$(0.02)	$(0.09)

Weighted average common share options and warrants excluded from the computation of diluted net loss per share because they would have an antidilutive effect on net loss per share	1,300,751	1,217,960

3. Comprehensive Loss

     The following table sets forth comprehensive loss.

	Three Months Ended March 31,
	2004	2003
Net loss	$(94,506)	$(494,897)
Foreign currency translation	(33,825)	(2,866)

Comprehensive loss	$(128,331)	$(497,763)

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

4. Shareholders’ Equity

     During January 2004, the holders of 12,500 common share warrants, with an exercise price of $4.80 per share, surrendered the warrants along with the exercise price in exchange for 12,500 common shares. In addition during the three months ended March 31, 2004, the holders of 48,344 common share options, at a weighted average exercise price of $2.73 per share, exercised the options and purchased 48,344 common shares.

5. Income Taxes

     During the three months ended March 31, 2004, the Company had U.S. federal alternative minimum tax of $3,700 due to income earned by its U.S. based operations. Due to its U.S. and non-U.S. consolidated net loss and net loss carryforwards, the Company had no other income tax expense during the three months ended March 31, 2004.

6. Stock Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its employee and director stock options. Under APB No. 25 compensation expense has been recognized for all options granted at less than the fair market value of the common shares on the date of grant. The alternative fair value accounting provided for under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” requires use of option valuation models that were not developed for use in valuing employee stock options. SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires disclosure of compensation expense under both APB No. 25 and SFAS No. 123. SFAS No. 123 requires that stock compensation be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123.

     For purposes of pro forma disclosures, the estimated value of the options is amortized to expense over the options’ vesting period. The pro forma results are not necessarily indicative of what would have occurred had the Company adopted SFAS No. 123.

     The following table sets forth stock based compensation and pro forma information for each period presented.

	Three Months ended March 31,
	2004	2003
Net loss recorded	$(95,000)	$(495,000)
Plus: stock compensation expense recognized	6,000	4,000
Less: stock compensation expense that would have been recognized under SFAS No. 123	157,000	82,000

Pro forma net loss	$(246,000)	$(573,000)

Pro forma basic and diluted loss per share	$(0.04)	$(0.12)

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

7. Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

     The information set forth and discussed below for the three months ended March 3l, 2004 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

General

     DATATRAK is a provider of software and other related services, commonly referred to as an application service provider, or ASP. DATATRAK’s customers use the software known as DATATRAK EDC® to collect and transmit clinical trial data, commonly referred to as electronic data capture, or EDC. The Company’s services assist companies in the clinical pharmaceutical, biotechnology, contract research organization and medical device research industries, in accelerating the completion of clinical trials. Approximately 65% of the Company’s assets, or approximately $4,286,000, is held in cash, cash equivalents and short-term investments. Since commencing EDC operations in 1997, the Company has experienced significant revenue growth and has begun to generate positive cash flow from operations, but for the three months ended March 31, 2004 continued to record net losses. The Company is continuing to enhance and commercialize its business and the DATATRAK EDC® software, and anticipates that its operating results may fluctuate significantly from period to period. There can be no assurance of the Company’s long-term future prospects.

     The Company’s standard contracts provide a fixed price for each component or service to be delivered, and revenue is recognized as these components or services are delivered. Services provided by DATATRAK that are in addition to those provided for in its contracts are billed on a fee for service basis as services are completed. Generally, these contracts range in duration from one to three years. The ultimate contract value is dependent upon the length of the customer’s use of DATATRAK EDC® and the services DATATRAK provides. As services are performed over the life of the contract, revenue is recognized per the specific terms of each contract. Costs associated with contract revenue are recognized as incurred. Pass-through costs that are paid directly by DATATRAK’s customers, and for which the Company does not bear the risk of economic loss, are excluded from revenue. The termination of a standard contract will not result in a material adjustment to the revenue or costs previously recognized.

     In some instances, DATATRAK offers volume discounts to customers over multiple contracts. DATATRAK estimates the volume discounts to be earned over the life the contracts to which the discount applies. As contracts progress, revenue is recorded using rates that reflect the anticipated volume discount to be achieved by the customer. The termination of a contract subject to a volume discount could result in a material adjustment to revenue previously recognized, in order to reflect the true economic value of the contract at the time of cancellation. To date, DATATRAK has not recorded any revenue at rates that anticipate the earning of volume discounts by a customer.

     Since its purchase of the DATATRAK EDC™ software in January 1998, DATATRAK has recorded revenue related to approximately eighty contracts. Backlog consists of anticipated revenue from authorization letters to commence services and signed contracts yet to be completed. Potential contracts or authorization letters that have passed the verbal stage, but have not yet been signed, are excluded from backlog. At March 31, 2004, DATATRAK’s backlog was $14,137,000. DATATRAK’s contracts can be cancelled or delayed at anytime and, therefore, the Company’s backlog, at any point in time, is not an accurate predictor of future levels of revenue.

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

     A summary of these critical accounting policies can be found in the Company’s Annual Report on Form 10-K, filed on March 19, 2004, under the heading “Critical Accounting Policies” in Managements Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Three months ended March 31, 2004 compared with three months ended March 31, 2003

     Revenue for the three months ended March 31, 2004 increased 57.0% to $2,288,000 as compared to $1,457,000 for the three months ended March 31, 2003. During the first three months of 2004, DATATRAK recorded revenue related to 47 contracts compared to 37 contracts during 2003. For the three months ended March 31, 2004, $2,242,000 of revenue was the result of contracts that were in backlog at December 31, 2003 and $46,000 was the result of new business. For the first quarter of 2003, $1,110,000 of revenue was generated from contracts that were in backlog at December 31, 2002 and $347,000 of revenue was the result of new business. Assuming there are no contract delays or cancellations, the Company expects to generate approximately an additional $6,700,000 of revenue from contracts that were in backlog at December 31, 2003 throughout the remainder of 2004.

     Direct costs of revenue, mainly personnel costs, were $534,000 and $354,000 during the three month periods ended March 31, 2004 and 2003, respectively. Additional staff and other payroll cost increases accounted for $170,000 of this increase. The increase in staff was necessitated by the growth in revenue and the increase in the number of contracts DATATRAK has been managing over the past year. DATATRAK’s gross margin increased slightly to 76.7% for the three months ended March 31, 2004 compared to 75.7% in the first quarter of 2003. Based on its anticipated levels of revenue and current cost structure, DATATRAK anticipates that its gross margin in 2004 will remain consistent with the levels achieved in the first quarter of 2004.

     Selling, general and administrative expenses (“SG&A”) include all administrative personnel costs, business development costs, and all other expenses not directly chargeable to a specific contract. SG&A expenses increased by 23.9% to $1,659,000 from $1,339,000 for the three months ended March 31, 2004 and 2003, respectively. Payroll cost increases and the Company’s new bonus plan accounted for $139,000 of the $320,000 increase. Expenses related to equipment maintenance and software licensing increased $67,000 compared to the prior year. These expenses are necessary to ensure that DATATRAK’s information technology environment is properly maintained. The development of the Company’s corporate internal infrastructure, and increased sales and marketing activity accounted for the remainder of the increase in SG&A costs.

     Depreciation and amortization expense decreased to $195,000 for the period ended March 31, 2004 compared to $262,000 for the period ended March 31, 2003. The decrease was the result of aging and fully depreciated assets not being replaced throughout 2003 as indicated by the low level of capital expenditures during 2003. During the three months ended March 31, 2004, DATATRAK spent $147,000 for new equipment. The Company expects increased capital expenditure activity throughout the remainder of 2004.

Liquidity and Capital Resources

     Since its inception, the Company’s principal sources of cash have been cash flow from operations and proceeds from the sale of equity securities. The Company’s investing activities primarily reflect capital expenditures and net purchases of short-term investments. In January 2003 the Company raised approximately $2,239,000 in cash with the completion of a private placement of its common shares.

     The Company’s contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received monthly as work on the contract progresses. All amounts received are recorded as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. The Company typically receives a low volume of large-dollar receipts. DATATRAK’s accounts receivable will fluctuate due to the timing and size of cash receipts. Contracting and collection practices are designed to maintain an average collection period for accounts receivable of one to 3 months. Any increase in the Company’s normal collection period for accounts receivable could negatively impact its cash flow from operations and our working capital. At March 31, 2004, the average collection period for accounts receivable was 39 days compared to 43 days at December 31, 2003. Accounts receivable (net of allowance for doubtful accounts) was $1,024,000 at March 31, 2004 and $788,000 at December 31, 2003. DATATRAK’s increased revenue has caused the accounts receivable balance to increase during 2004, however the accounts receivable collection period has remained consistent with prior periods. Deferred revenue was $1,063,000 at March 31, 2004 compared to $897,000 at December 31, 2003.

     Cash and cash equivalents increased $61,000 during the three months ended March 31, 2004. This was the result of $80,000 used in investing activities and $169,000 provided by financing activities. Foreign currency fluctuations caused a $28,000 decrease in cash and cash equivalents. Investing activities included $147,000 used to purchase property and equipment, offset by net maturities of investments and a decrease in restricted cash totaling $67,000. Financing activities include proceeds from the issuance of common shares totaling $192,000 as the result of exercises of common share options and warrants, which was partially offset by capital lease payments totaling $24,000.

     At March 31, 2004, the Company had working capital of $3,592,000 and its cash, cash equivalents and short-term investments totaled $4,286,000. The Company’s working capital increased by $124,000 since December 31, 2003. The increase was primarily the result of a $70,000 increase in net accounts receivable (accounts receivable less deferred revenue) and the $25,000 increase in cash, cash equivalents and short-term investments.

     The Company is responsible for funding the future enhancement and testing of the DATATRAK EDC® software. The Company will continue to invest in the development of the DATATRAK® process. The Company’s operations and the EDC market are still in a developmental stage. DATATRAK has experienced revenue growth, and anticipates recording net income and positive cash flow from operations for the year ended December 31, 2004, as it continues to build its customer base, increase its backlog and convert existing backlog into revenue. During the three months ended March 31, 2004, the Company expended $147,000 for capital expenditures, and had expenditures totaling $64,000 for equipment maintenance and related items. The Company anticipates capital and related expenditures of approximately $829,000 through the end of 2004 for continued commercialization, product development and maintenance of DATATRAK EDC® and the anticipated growth of DATATRAK’s business and information technology infrastructure. A portion of these anticipated expenditures are dependent on the Company’s growth, and are therefore discretionary in nature. DATATRAK expects to fund these working capital requirements, from existing cash and cash equivalents, maturities of short-term investments and cash flow from operations. The Company believes that, with its continued anticipated growth in revenue, its cash and cash equivalents, maturities of short-term investments and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future. However, DATATRAK may need to raise additional funds to offset delays or cancellations of contracts, support expansion, respond to competitive pressures, acquire complementary businesses or technology or take advantage of unanticipated opportunities. Additional funds may be raised by selling debt or equity securities, by entering into strategic relationships or through other arrangements. Additional capital may not be available on acceptable terms, if at all. To the extent that additional equity capital is raised, it could have a dilutive effect on existing shareholders.

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

     Interest Rate Risk

     DATATRAK has fixed income investments consisting of cash equivalents and short-term investments, which may be affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents and short-term investments with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Investments are reported at amortized cost, which approximates fair value. A 1.0% change in interest rates during the three months ended March 31, 2004, would have resulted in an $11,000 change in DATATRAK’s interest income during the quarter.

     Foreign Currency Risk

     DATATRAK’s foreign results of operations are subject to the impact of foreign currency fluctuations through both foreign currency transaction and foreign currency translation adjustments. The Company manages its risk to foreign currency transaction adjustments by maintaining foreign currency bank accounts in currencies in which we regularly transact business. DATATRAK does not currently hedge against the risk of exchange rate fluctuations.

     DATATRAK’s financial position and results of operations are impacted by translation adjustments caused by the conversion of foreign currency accounts and operating results into U.S. dollars for financial reporting purposes. A 1.0% fluctuation in the exchange rate between the U.S. dollar and the Euro at March 31, 2003, would have resulted in a $33,000 change in the foreign currency translation amount recorded on the Company’s balance sheet, due to foreign currency translations. A 1.0% fluctuation in the average exchange rate between the U.S. dollar and the Euro for the three months ended March 31, 2004 would have resulted in a $6,000 change in our net loss for the three months ended March 31, 2004 due to foreign currency translations. During the three months ended March 31, 2004 the average exchange rate between the Euro and the U.S. dollar by increased by approximately 17% compared to the three months ended March 31, 2003. The conversion of our foreign operations into U.S. dollars upon consolidation resulted in a net loss that was approximately $90,000 higher than would have been recorded had the exchange rate between the Euro and the U.S. dollar remained consistent with first quarter 2003 rates.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) as of the end of the period covered by this report. Based upon that evaluation the Company’s management, including the chief executive officer and chief financial officer, have concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, so that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     Changes in Internal Controls

     There were no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

(b) Reports on Form 8-K

No reports were filed on form 8-K during the three months ended March 31, 2004, other than the following:

Current Report on Form 8-K dated March 1, 2004, furnishing under Item 12, a press release and a conference call transcript.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATATRAK International, Inc. Registrant

Date: 5/13/04	/s/ Jeffrey A. Green
Jeffrey A. Green,
President and Chief Executive Officer
(Principal Executive Officer)

Date: 5/13/04	/s/ Terry C. Black
Terry C. Black,
Vice President of Finance, Chief Financial Officer,
Treasurer and Assistant Secretary
(Principal Financial Officer)