Form 10-Q
period 2004-06-30
DATATRAK INTERNATIONAL INC
filed 2004-08-13
CIK 886530

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes[  ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

The number of Common Shares, without par value, outstanding as of July 31, 2004 was 6,089,382.

Part I. Financial Information

Item 1 - Financial Statements

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Note A)
ASSETS
Current assets:
Cash and cash equivalents	$1,708,490	$1,727,335
Short-term investments	1,998,065	2,533,849
Restricted cash	—	23,979
Accounts receivable, less allowances	1,295,750	788,342
Prepaid expenses and other current assets	458,970	170,552

Total current assets	5,461,275	5,244,057
Property and equipment, at cost net of accumulated depreciation and amortization	863,233	1,018,739
Other assets
Restricted cash	71,400	74,189
Deposit	39,549	39,549

	110,949	113,738

Total assets	$6,435,457	$6,376,534

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$148,076	$170,740
Capital lease obligation	—	23,979
Accrued expenses	791,029	683,846
Deferred revenue	655,749	897,138

Total current liabilities	1,594,854	1,775,703
Shareholders’ equity:
Serial preferred shares, without par value, 1,000,000 shares authorized, none issued	—	—
Common share warrants	68,049	135,424
Common shares, without par value, authorized 25,000,000 shares; issued 9,389,382 shares as of June 30, 2004 and 9,306,053 shares as of December 31, 2003; outstanding 6,089,382 shares as of June 30, 2004 and 6,006,053 shares as of December 31, 2003	56,813,886	56,458,996
Treasury shares, 3,300,000 shares at cost	(20,188,308)	(20,188,308)
Accumulated deficit	(31,786,581)	(31,780,670)
Foreign currency translation	(66,443)	(24,611)

Total shareholders’ equity	4,840,603	4,600,831

Total liabilities and shareholders’ equity	$6,435,457	$6,376,534

Note A:	The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue	$2,629,335	$1,734,641	$4,917,793	$3,191,225
Direct costs	603,893	345,343	1,137,517	699,225

Gross profit	2,025,442	1,389,298	3,780,276	2,492,000
Selling, general and administrative expenses	1,791,471	1,349,206	3,450,038	2,688,339
Depreciation and amortization	138,362	231,028	333,294	493,096

Income (loss) from operations	95,609	(190,936)	(3,056)	(689,435)
Other income (expense):
Interest income	7,286	4,656	15,348	10,103
Interest expense	—	(1,970)	(203)	(4,510)
Other income (expense)	—	(179)	—	516

Income (loss) before income taxes	102,895	(188,429)	12,089	(683,326)
Income tax expense	14,300	—	18,000	—

Net income (loss)	$88,595	$(188,429)	$(5,911)	$(683,326)

Net income (loss) per share:
Basic:
Net income (loss) per share	$0.01	$(0.04)	$(0.00)	$(0.13)

Weighted average shares outstanding	6,075,510	5,297,964	6,062,133	5,280,994

Diluted:
Net income (loss) per share	$0.01	$(0.04)	$(0.00)	$(0.13)

Weighted average shares outstanding	6,865,988	5,297,964	6,062,133	5,280,994

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Operating Activities
Net loss	$(5,911)	$(683,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	333,294	493,096
Stock compensation	11,914	51,199
Other	16,226	5,187
Changes in operating assets and liabilities:
Accounts receivable	(535,008)	151,260
Prepaid expenses and other current assets	(289,221)	(259,804)
Accounts payable and accrued expenses	84,519	(139,619)
Deferred revenue	(241,389)	(156,316)

Net cash used in operating activities	(625,576)	(538,323)
Investing activities
Decrease in restricted cash	23,979	68,035
Purchases of property and equipment	(182,479)	(14,997)
Maturities of short-term investments	4,786,021	2,289,965
Purchases of short-term investments	(4,238,863)	(1,948,476)

Net cash provided by investing activities	388,658	394,527
Financing activities
Proceeds from issuance of common shares and stock option exercises	275,601	—
Payments under capital lease obligation	(23,979)	(68,035)
Repayment of notes receivable, net	803	3,365

Net cash provided by (used in) financing activities	252,425	(64,670)

Effect of exchange rate on cash	(34,352)	(23,145)

Decrease in cash and cash equivalents	(18,845)	(231,611)
Cash and cash equivalents at beginning of period	1,727,335	1,620,707

Cash and cash equivalents at end of period	$1,708,490	$1,389,096

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of DATATRAK International, Inc. and subsidiaries (“DATATRAK” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2003 (File No. 000-20699).

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that might affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Net Loss per Share

     The following table sets forth the computation of basic and diluted loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) used in the calculation of basic and diluted loss per share	$88,595	$(188,429)	$(5,911)	$(683,326)

Denominator for basic net income (loss) per share – weighted average common shares outstanding	6,075,510	5,297,964	6,062,133	5,280,994
Effect of dilutive common share options and warrants	790,478	—	—	—

Denominator for diluted net income (loss) per share	6,865,988	5,297,964	6,062,133	5,280,994

Basic net income (loss) per share	$0.01	$(0.04)	$(0.00)	$(0.13)

Diluted net income (loss) per share	$0.01	$(0.04)	$(0.00)	$(0.13)

Weighted average common share options and warrants excluded from the computation of diluted net income (loss) per share because they would have an antidilutive effect on net income (loss) per share	14,385	1,240,836	1,291,883	1,229,398

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

3. Comprehensive Loss

     The following table sets forth comprehensive loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$88,595	$(188,429)	$(5,911)	$(683,326)
Foreign currency translation	(8,007)	2,387	(41,832)	(479)

Comprehensive income (loss)	$80,588	$(186,042)	$(47,743)	$(683,805)

4. Shareholders’ Equity

     During January 2004, the holders of 12,500 common share warrants, with an exercise price of $4.80 per share, surrendered the warrants along with the exercise price in exchange for 12,500 common shares. In addition during the six months ended June 30, 2004, the holders of 70,829 common share options, at a weighted average exercise price of $3.04 per share, exercised the options and purchased 70,829 common shares.

     On June 2, 2004, the Company’s shareholders voted to approve and adopt an amendment and restatement to the Company’s Amended and Restated Outside Director Stock Option Plan (f/k/a Amended and Restated 1999 Outside Director Stock Option Plan) (the “Director Plan”). As part of this amendment and restatement, the number shares reserved for stock option grants to outside directors of the Company, under the Director Plan, increased from 400,000 to 550,000.

5. Income Taxes

     During the six months ended June 30, 2004, the Company had U.S. federal alternative minimum tax of $18,000 due to income earned by its U.S. based operations. Due to its U.S. and non-U.S. consolidated net loss and net loss carryforwards, the Company had no other income tax expense during the six months ended June 30, 2004.

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
June 30, 2004
(Unaudited)

     For purposes of pro forma disclosures, the estimated value of the options is amortized to expense over the options’ vesting period. The pro forma results are not necessarily indicative of what would have occurred had the Company adopted SFAS No. 123.

     The following table sets forth stock based compensation and pro forma information for each period presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) recorded	$89,000	$(188,000)	$(6,000)	$(683,000)
Plus: stock compensation expense recognized	6,000	48,000	12,000	51,000
Less: stock compensation expense that would have been recognized under SFAS No. 123	155,000	85,000	311,000	167,000

Pro forma net loss	$(60,000)	$(225,000)	$(305,000)	$(799,000)

Pro forma basic loss per share	$(0.01)	$(0.05)	$(0.05)	$(0.16)

Pro forma diluted loss per share	$(0.01)	$(0.05)	$(0.05)	$(0.16)

7.	Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

     The information set forth and discussed below for the three and six month periods ended June 30, 2004 is derived from, and should be read in conjunction with, the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

General

     DATATRAK is a provider of software and other related services, commonly referred to as an application service provider, or ASP. DATATRAK’s customers use the software known as DATATRAK EDC® to collect and transmit clinical trial data, commonly referred to as electronic data capture, or EDC. The Company’s services assist companies in the clinical pharmaceutical, biotechnology, contract research organization and medical device research industries, in accelerating the completion of clinical trials. Approximately 58% of the Company’s assets, or approximately $3,707,000, is held in cash, cash equivalents and short-term investments. During the three months ended June 30, 2004, and for the first time since commencing EDC operations in 1997, the Company has recorded net income from operations. The Company is continuing to enhance and commercialize its business and the DATATRAK EDC® software, and anticipates that its operating results may fluctuate significantly from period to period. There can be no assurance of the Company’s long-term future prospects.

     The Company’s standard contracts provide a fixed unit price for each component or service to be delivered, and revenue is recognized as these components or services are delivered. Services provided by DATATRAK that are in addition to those provided for in its contracts are billed on a fee for service basis as services are completed. Generally, these contracts range in duration from one to three years. The ultimate contract value is dependent upon the length of the customer’s use of DATATRAK EDC® and the services DATATRAK provides. As services are performed over the life of the contract, revenue is recognized per the specific terms of each contract. Costs associated with contract revenue are recognized as incurred. Pass-through costs that are paid directly by DATATRAK’s customers, and for which the Company does not bear the risk of economic loss, are excluded from revenue. The termination of a standard contract will not result in a material adjustment to the revenue or costs previously recognized.

     In some instances, DATATRAK offers volume discounts to customers over multiple contracts. DATATRAK estimates the volume discounts to be earned over the life the contracts to which the discount applies. As contracts progress, revenue is recorded using rates that reflect the anticipated volume discount to be achieved by the customer. The termination of a contract subject to a volume discount could result in a material adjustment to revenue previously recognized, in order to reflect the true economic value of the contract at the time of cancellation. For the six months ended June 30, 2004, DATATRAK has deferred $30,000 of revenue as a result of its contacts subject to volume discounts.

     Since its purchase of the DATATRAK EDC™ software in January 1998, DATATRAK has recorded revenue related to approximately ninety contracts. Backlog consists of anticipated revenue from authorization letters to commence services and signed contracts yet to be completed. Potential contracts or authorization letters that have passed the verbal stage, but have not yet been signed, are excluded from backlog. At June 30, 2004, DATATRAK’s backlog was $15,071,000. DATATRAK’s contracts can be cancelled or delayed at anytime and, therefore, the Company’s backlog, at any point in time, is not an accurate predictor of future levels of revenue.

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

     A summary of these critical accounting policies can be found in the Company’s Annual Report on Form 10-K, filed on March 19, 2004, under the heading “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Three months ended June 30, 2004 compared with three months ended June 30, 2003

     Revenue for the three months ended June 30, 2004 increased 51.5% to $2,629,000, as compared to $1,735,000 for the three months ended June 30, 2003. Included in revenue for the three months ended June 30, 2003, was a one-time consulting fee of $150,000 that was outside of a traditional EDC contract. During the second quarter of 2004, DATATRAK recorded revenue related to 56 contracts compared to 39 contracts during 2003. Additionally, for the three months ended June 30, 2004, $2,240,000 of revenue was the result of contracts that were in backlog at December 31, 2003 and $389,000 was the result of new business. For the second quarter of 2003, $1,268,000 of revenue was generated from contracts that were in backlog at December 31, 2002 and $467,000 of revenue was the result of new business.

     Direct costs of revenue, mainly personnel costs, were $604,000 and $345,000 during the three months ended June 30, 2004 and 2003, respectively. Additional staff and other payroll cost increases accounted for $183,000 of the $259,000 increase. Other direct costs, primarily travel and other costs billed directly to DATATRAK’s customers, increased by $76,000 during the three months ended June 30, 2004. The increase in staff was necessitated by the growth in revenue and the increase in the number of contracts DATATRAK has been managing over the past year. DATATRAK’s gross margin decreased to 77.0% for the three months ended June 30, 2004 compared to 80.1% for the three months ended June 30, 2003. The $150,000 one-time revenue item caused a 1.9% increase in gross margin during the second quarter of 2003.

     Selling, general and administrative expenses (“SG&A”) include all administrative personnel costs, business and software development costs, and all other expenses not directly chargeable to a specific contract. SG&A expenses increased by 32.8% to $1,791,000 from $1,349,000 for the three months ended June 30, 2004 and 2003, respectively. Payroll cost increases and the Company’s new sales incentive plan accounted for $148,000 of the $442,000 increase. Cost increases in other areas, primarily due to the increased marketing of DATATRAK EDC® and development of the Company’s corporate infrastructure, resulted in additional expenses of $294,000 during the three months ended June 30, 2004.

     Depreciation and amortization expense decreased to $138,000 during the three months ended June 30, 2004 from $231,000 during the three months ended June 30, 2003. The decrease was the result of aging assets not being replaced as indicated by the low level of capital expenditures during 2003. During 2004, DATATRAK spent $182,000 for new equipment. The Company expects increased capital expenditure activity throughout the remainder of 2004.

     Six months ended June 30, 2004 compared with six months ended June 30, 2003

     Revenue for the six months ended June 30, 2004 increased 54.1% to $4,918,000, as compared to $3,191,000 for the six months ended June 30, 2003. Included in revenue for the six months ended June 30, 2003, was a one-time consulting fee of $150,000 that was outside of a traditional EDC contract. During the six months ended June 30, 2004, DATATRAK recorded revenue related to 61 contracts compared to 43 contracts during 2003. For the six months ended June 30, 2004, $4,482,000 of revenue was the result of contracts that were in backlog at December 31, 2003 and $436,000 was the result of new business. For the six months ended June 30, 2003, $2,493,000 of revenue was generated from contracts that were in backlog at December 31, 2002 and $698,000 of revenue was the result of new business.

     Direct costs of revenue, mainly personnel costs, were $1,138,000 and $699,000 during the six months ended June 30, 2004 and 2003, respectively. Additional staff and other payroll cost increases accounted for $352,000 of this increase. Other direct costs, primarily travel and other costs billed directly to DATATRAK’s customers, increased by $87,000 during the six months ended June 30, 2004. The increase in staff was necessitated by the growth in revenue and the increase in the number of contracts DATATRAK has been managing over the past year. DATATRAK’s gross margin decreased to 76.9% for the six months ended June 30, 2004 compared to 78.1% for the six months ended June 30, 2003. The $150,000 one-time revenue item caused a 1.1% increase in gross margin during the first six months of 2003.

     SG&A expenses increased by 28.3% to $3,450,000 from $2,688,000 for the six months ended June 30, 2004 and 2003, respectively. Payroll cost increases and the Company’s new sales incentive plan accounted for $287,000 of the $762,000 increase. Expenses related to equipment maintenance and software licensing increased $65,000 compared to the prior year. The increase in these expenses is related to the growth of DATATRAK’s information technology infrastructure, and are necessary to ensure that this environment is properly maintained. Cost increases in other areas, primarily due to the increased marketing of DATATRAK EDC® and development of the Company’s corporate infrastructure, resulted in additional expenses of $410,000 during the six months ended June 30, 2004.

     Depreciation and amortization expense decreased to $333,000 during the six months ended June 30, 2004 from $493,000 during the six months ended June 30, 2003. The decrease was the result of aging assets not being replaced as indicated by the low level of capital expenditures during 2003.

     Other income increased to $15,000 during the six months ended June 30, 2004 from $6,000 during the six months ended June 30, 2003. Other income includes interest income which increased $5,000 for the six months ended June 30, 2004 compared to June 30, 2003, as a result of the Company’s increase in cash and cash equivalents due to its August 2003 private placement of common shares.

     Outlook

     Primarily due to its growth in revenue, DATATRAK reported net income for the first time in its EDC history during the three months ended June 30, 2004. Backlog at June 30, 2004 of $15,071,000 has remained comparable to backlog reported at December 31, 2003 of $14,600,000 because new contract signings and modifications to existing contracts have kept pace with revenue recognized on contracts in backlog.

     The Company’s management believes that its earlier reported guidance of $11,000,000 to $13,000,000 of revenue for the year ended December 31, 2004 continues to remain appropriate, however it recommends that shareholders focus on the lower end of this guidance. This assumes that there will be no contract delays or cancellations to current projects and the Company achieves its internal projections for additional new business. Of the Company’s projected revenue for the second half of 2004, approximately $4,600,000 will come from contracts that were in backlog at June 30, 2004, and the remainder will be from contracts signed and anticipated to be signed throughout the remainder of 2004. Based on its anticipated levels of revenue and current cost structure, DATATRAK believes that shareholders should focus on the lower end of its earlier reported guidance of fully diluted earnings per share of $0.13 to $0.27.

Liquidity and Capital Resources

     Since its inception, the Company’s principal sources of cash have been cash flow from operations and proceeds from the sale of equity securities. The Company’s investing activities primarily reflect capital expenditures and sales and purchases of short-term investments. In August 2003, the Company raised approximately $2,239,000 in cash with the completion of a private placement of its common shares.

     The Company’s contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received monthly as work on the contract progresses. All amounts received are recorded as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. The Company typically receives a low volume of large-dollar receipts. DATATRAK’s accounts receivable will fluctuate due to the timing and size of cash receipts. Contracting and collection practices are designed to maintain an average collection period for accounts receivable of one to three months. Any increase in the Company’s normal collection period for accounts receivable could negatively impact its cash flow from operations and working capital. At June 30, 2004, the average collection period for accounts receivable was 42 days compared to 43 days at December 31, 2003. Accounts receivable (net of allowance for doubtful accounts) was $1,296,000 at June 30, 2004 and $788,000 at December 31, 2003. DATATRAK’s increased revenue has caused the accounts receivable balance to increase during 2004, however the accounts receivable collection period has remained consistent with prior periods. Deferred revenue was $656,000 at June 30, 2004 compared to $897,000 at December 31, 2003.

     Cash and cash equivalents decreased $19,000 during the six months ended June 30, 2004. This was the result of $626,000 used for operating activities and $641,000 provided by investing and financing activities. Foreign currency fluctuations caused a $34,000 decrease in cash and cash equivalents. Cash used in operating activities was primarily the result of a $535,000 increase in accounts receivable caused by the Company’s growth in revenue during 2004. Investing activities included $182,000 used to purchase property and equipment, offset by net maturities of investments and a decrease in restricted cash totaling $571,000. Financing activities included proceeds from the issuance of common shares totaling $275,000 as the result of exercises of common share options and warrants, which was partially offset by capital lease payments totaling $24,000.

     At June 30, 2004, the Company had working capital of $3,866,000 and its cash, cash equivalents and short-term investments totaled $3,707,000. The Company’s working capital increased by $398,000 since December 31, 2003. The increase was primarily the result of a $749,000 increase in net accounts receivable (accounts receivable less deferred revenue), which was offset by a $555,000 decrease in cash, cash equivalents and short-term investments. Other current assets increased $265,000 and other liabilities increased by $61,000.

     The Company is responsible for funding the future enhancement and testing of the DATATRAK EDC® software. The Company will continue to invest in the development of the DATATRAK® process. The Company’s operations and the EDC market are still in a developmental stage. DATATRAK has experienced revenue growth, and anticipates recording net income and positive cash flow from operations for the year ended December 31, 2004, as it continues to build its customer base, increase its backlog and convert existing backlog into revenue. During the six months ended June 30, 2004, the Company expended $182,000 for capital expenditures, and had expenditures totaling $233,000 for equipment maintenance and related items. The Company anticipates capital and related expenditures of approximately $763,000 through the end of 2004 for continued commercialization, product development and maintenance of DATATRAK EDC® and the anticipated growth of DATATRAK’s business and information technology infrastructure. DATATRAK expects to fund these working capital requirements, from existing cash and cash equivalents, cash flow from operations and maturities of short-term investments. The Company believes that, with its continued anticipated growth in revenue, its cash and cash equivalents, maturities of short-term investments and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future. However, DATATRAK may need to raise additional funds to support expansion, respond to competitive pressures, acquire complementary businesses or technology or take advantage of unanticipated opportunities. Additional funds may be raised by selling debt or equity securities, by entering into strategic relationships or through other arrangements. Additional capital may not be available on acceptable terms, if at all. To the extent that additional equity capital is raised, it could have a dilutive effect on existing shareholders.

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

     Interest Rate Risk

     DATATRAK has fixed income investments consisting of cash equivalents and short-term investments, which may be affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents and short-term investments with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Investments are reported at amortized cost, which approximates fair value. A 1.0% change in interest rates during the six months ended June 30, 2004, would have resulted in a $20,000 change in DATATRAK’s interest income during the period.

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

     DATATRAK’s financial position and results of operations are impacted by translation adjustments caused by the conversion of foreign currency accounts and operating results into U.S. dollars for financial reporting purposes. A 1.0% fluctuation in the exchange rate between the U.S. dollar and the Euro at June 30, 2004, would have resulted in a $36,000 change in the foreign currency translation amount recorded on the Company’s balance sheet, due to foreign currency translations. A 1.0% fluctuation in the average exchange rate between the U.S. dollar and the Euro for the six months ended June 30, 2004 would have resulted in a $12,000 change in the Company’s net loss for the six months ended June 30, 2004 due to foreign currency translations. During the six months ended June 30, 2004, the average exchange rate between the Euro and the U.S. dollar increased by approximately 10% compared to the six months ended June 30, 2003. The conversion of Company’s foreign operations into U.S. dollars upon consolidation resulted in a net loss that was approximately $118,000 higher than would have been recorded had the exchange rate between the Euro and the U.S. dollar remained consistent with the first half of 2003 rates.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) as of the end of the period covered by this report. Based upon that evaluation the Company’s management, including the chief executive officer and chief financial officer, have concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, so that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders held on June 2, 2004 (the “Annual Meeting”), the Company’s shareholders voted to approve and adopt an amendment and restatement to the Company’s Amended and Restated Outside Director Stock Option Plan (f/k/a Amended and Restated 1999 Outside Director Stock Option Plan).

     The following is a summary of the voting:

For	Against	Abstain
3,234,902	433,391	2,807

     Also at the Annual Meeting, the Company’s shareholders voted to elect Seth B. Harris and Mark J. Ratain each to an additional two-year term as a director of the Company.

     The following is a summary of the voting:

Votes	Seth B. Harris	Mark J. Ratain
For	5,568,721	5,557,771
Withheld	90,687	101,637

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Amended and Restated Outside Director Stock Option Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(b)	Reports on Form 8-K

     No reports were filed on form 8-K during the three months ended June 30, 2004, other than the following:

     Current Report on Form 8-K dated May 17, 2004, furnishing under Item 12, a press release and a conference call transcript.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATATRAK International, Inc.

Registrant

Date: 8/13/04	/s/ Jeffrey A. Green

Jeffrey A. Green,
President and Chief Executive Officer and a Director
(Principal Executive Officer)

Date: 8/13/04	/s/ Terry C. Black

Terry C. Black,
Vice President of Finance, Chief Financial Officer,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)g