Form 10-Q
period 2005-03-31
DATATRAK INTERNATIONAL INC
filed 2005-05-13
CIK 886530

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

The number of Common Shares, without par value, outstanding as of April 30, 2005 was 6,773,148.

Part I. Financial Information

Item 1 - Financial Statements

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Note A)
ASSETS
Current assets:
Cash and cash equivalents	$2,257,980	$2,232,276
Short-term investments	5,699,240	5,686,957
Accounts receivable, less allowances	2,623,456	1,989,948
Prepaid expenses and other current assets	705,451	488,505

Total current assets	11,286,127	10,397,686

Property and equipment, at cost net of accumulated depreciation and amortization	1,404,606	1,422,764
Other assets
Restricted cash	76,310	80,611
Deposit	39,549	39,549

	115,859	120,160

Total assets	$12,806,592	$11,940,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$117,221	$185,974
Accrued expenses	849,056	1,052,301
Deferred revenue	640,674	584,857

Total current liabilities	1,606,951	1,823,132

Shareholders’ equity:
Serial preferred shares, without par value, 1,000,000 shares authorized, none issued	—	—
Common share warrants	711,872	711,872
Common shares, without par value, authorized 25,000,000 shares; issued 10,070,148 shares as of March 31, 2005 and 9,915,895 shares as of December 31, 2004; outstanding 6,770,148 shares as of March 31, 2005 and 6,615,895 shares as of December 31, 2004	61,193,615	60,584,110
Treasury shares, 3,300,000 shares at cost	(20,188,308)	(20,188,308)
Accumulated deficit	(30,431,526)	(30,963,636)
Foreign currency translation	(86,012)	(26,560)

Total shareholders’ equity	11,199,641	10,117,478

Total liabilities and shareholders’ equity	$12,806,592	$11,940,610

Note A:	The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenue	$3,635,352	$2,288,458

Direct costs	914,768	533,624

Gross profit	2,720,584	1,754,834

Selling, general and administrative expenses	2,045,303	1,658,567
Depreciation and amortization	175,640	194,932

Income (loss) from operations	499,641	(98,665)

Interest income (expense), net	44,742	7,859

Income (loss) before income taxes	544,383	(90,806)

Income tax expense	12,273	3,700

Net income (loss)	$532,110	$(94,506)

Net income (loss) per share:

Basic:

Net income (loss) per share	$0.08	$(0.02)

Weighted average shares outstanding	6,689,789	6,043,722

Diluted:

Net income (loss) per share	$0.07	$(0.02)

Weighted average shares outstanding	7,521,663	6,043,722

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Operating Activities
Net income (loss)	$532,110	$(94,506)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	175,640	194,932
Other	(18,942)	10,757
Changes in operating assets and liabilities:
Accounts receivable	(633,508)	(246,448)
Accounts payable and accrued expenses	(184,844)	41,390
Deferred revenue	55,817	165,874
Other	(216,946)	(71,633)

Net cash (used in) provided by operating activities	(290,673)	366

Investing Activities
Decrease in restricted cash	—	23,979
Purchases of property and equipment	(164,864)	(146,666)
Maturities of short term investments	1,750,000	2,536,021
Purchases of short term investments	(1,726,814)	(2,493,180)

Net cash used in investing activities	(141,678)	(79,846)

Financing Activities
Proceeds from issuance of common shares and stock option exercises	592,978	192,074
Share Issuance costs	(87,154)	—
Payments under capital lease obligation	—	(23,979)
Repayment of notes receivable	—	803

Net cash provided by financing activities	505,824	168,898

Effect of exchange rate on cash	(47,769)	(27,960)

Increase in cash and cash equivalents	25,704	61,458
Cash and cash equivalents at beginning of period	2,232,276	1,727,335

Cash and cash equivalents at end of period	$2,257,980	$1,788,793

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of DATATRAK International, Inc. and subsidiaries (“DATATRAK” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2004 (File No. 000-20699).

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that might affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Recently Issued Accounting Standards

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(revised 2004), “Share-Based Payment”, which is a revision of SFAS No.123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On April 14, 2005, the U.S. Securities and Exchange Commission (“SEC”) announced a deferral of the effective date of SFAS 123(R) for calendar year-end companies until January 1, 2006.

     As permitted by SFAS No. 123, the Company currently accounts for share based payments to employees using APB No. 25, and as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. DATATRAK will adopt SFAS No. 123(R) on January 1, 2006. Because the effective date changed and methods for the adoption of SFAS 123(R) were clarified by the SEC in April, the Company is currently re-evaluating its determinations of which valuation and transition option to select when adopting SFAS 123(R). Accordingly, the full impact of adoption of SFAS No. 123(R) cannot be predicted at this time.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

3. Net income (loss) per Share

     The following table sets forth the computation of basic and diluted income (loss) per share.

	Three Months Ended March 31,
	2005	2004
Net income (loss) used in the calculation of basic and diluted earnings per share	$532,110	$(94,506)

Denominator for basic net income (loss) per share – weighted average common shares outstanding	6,689,789	6,043,722
Effect of dilutive common share options and warrants	831,874	—

Denominator for diluted net income (loss) per share	7,521,663

Basic net income (loss) per share	$0.08	$(0.02)

Diluted net income (loss) per share	$0.07	$(0.02)

Weighted average common share options and warrants excluded from the computation of diluted net income (loss) per share because they would have an antidilutive effect on net income (loss) per share	11,655	1,300,751

4. Comprehensive Income (Loss)

     The following table sets forth comprehensive income (loss).

Three Months Ended March 31,

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$532,110	$(94,506)
Foreign currency translation	(59,452)	(33,825)

Comprehensive income (loss)	$472,658	$(128,331)

5. Shareholders’ Equity

     During the three months ended March 31, 2005, the holders of 154,253 common share options, at a weighted average exercise price of $3.84 per share, exercised the options and purchased 154,253 common shares.

6. Income Taxes

     During the three months ended March 31, 2005, the Company had U.S. federal alternative minimum tax of $12,273 due to income earned by its U.S. based operations. Due to its U.S. and non-U.S. income tax loss carryforwards, the Company had no other income tax expense during the three months ended March 31, 2005.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

7. Stock Based Compensation

     The Company accounts for stock based compensation in accordance with APB No. 25 for stock options granted to employees and directors. The Company follows the alternative fair value accounting provided for under SFAS No. 123 for stock options granted to non-employees. To comply with the requirements of SFAS No. 123, the Company has chosen to use the Black-Scholes option valuation model in valuing its employee stock options. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires disclosure of compensation expense under both APB No. 25 and SFAS No. 123. SFAS No. 123 requires that stock compensation be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. For purposes of pro forma disclosures, the estimated value of the options is amortized to expense over the options’ vesting period. The pro forma results are not necessarily indicative of what would have occurred had the Company adopted SFAS No. 123.

     The following table sets forth stock based compensation and pro forma information for each period presented.

	Three Months ended March 31,
	2005	2004
Net income (loss) recorded	$532,000	$(95,000)
Plus: stock compensation expense recognized	17,000	6,000
Less: stock compensation expense that would have been recognized under SFAS No. 123	275,000	157,000

Pro forma net income (loss)	$274,000	$(246,000)

Pro forma basic income (loss) per share	$0.04	$(0.04)

Pro forma diluted income (loss) per share	$0.04	$(0.04)

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

     The information set forth and discussed below for the three months ended March 3l, 2005 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

General

     DATATRAK is a provider of software and other related services, commonly referred to as an application service provider, or ASP. DATATRAK’s customers use the software known as DATATRAK EDC(R) to collect and transmit clinical trial data, commonly referred to as electronic data capture, or EDC. The Company’s services assist companies in the clinical pharmaceutical, biotechnology, contract research organization and medical device research industries, in accelerating the completion of clinical trials. Approximately 62% of the Company’s assets, or approximately $7,957,000, is held in cash, cash equivalents and short-term investments. The Company is continuing to enhance and commercialize its business and the DATATRAK EDC(R) software, and anticipates that its operating results may fluctuate significantly from period to period. There can be no assurance of the Company’s long-term future prospects.

     The Company’s standard contracts provide a fixed unit price for each component or service to be delivered, and revenue is recognized as these components or services are delivered. Services provided by DATATRAK that are in addition to those provided for in its contracts are billed on a fee for service basis as services are completed. Generally, these contracts range in duration from one to three years. The ultimate contract value is dependent upon the length of the customer’s use of DATATRAK EDC(R) and the services DATATRAK provides. As services are performed over the life of the contract, revenue is recognized per the specific terms of each contract. Costs associated with contract revenue are recognized as incurred. Pass-through costs that are paid directly by DATATRAK’s customers, and for which the Company does not bear the risk of economic loss, are excluded from revenue. The termination of a standard contract will not result in a material adjustment to the revenue or costs previously recognized.

     In some instances, DATATRAK offers volume discounts to customers over multiple contracts. DATATRAK estimates the volume discounts to be earned over the life of the contracts to which the discount applies. As contracts progress, revenue is recorded using rates that reflect the anticipated volume discount to be achieved by the customer. The termination of a contract subject to a volume discount could result in a material adjustment to revenue previously recognized, in order to reflect the true economic value of the contract at the time of cancellation. At December 31, 2004, DATATRAK had deferred $69,000 of revenue as a result of its contracts subject to volume discounts. During the three months ended March 31, 2005, an additional $17,000 of revenue was deferred as a result of the Company’s contracts subject to volume discounts.

     Backlog consists of anticipated revenue from authorization letters to commence services and signed contracts yet to be completed. Potential contracts or authorization letters that have passed the verbal stage, but have not yet been signed, are excluded from backlog. At March 31, 2005, DATATRAK’s backlog was $13,559,000. DATATRAK’s contracts can be cancelled or delayed at anytime and, therefore, the Company’s backlog, at any point in time, is not an accurate predictor of future levels of revenue.

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

     A summary of these critical accounting policies can be found in the Company’s Annual Report on Form 10-K, filed on March 11, 2005, under the heading “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Three months ended March 31, 2005 compared with three months ended March 31, 2004

     Revenue for the three months ended March 31, 2005 increased 58.9% to $3,635,000 as compared to $2,288,000 for the three months ended March 31, 2004. During the first three months of 2005, DATATRAK recorded revenue related to 60 contracts compared to 47 contracts during 2004. For the three months ended March 31, 2005, $3,471,000 of revenue was the result of contracts that were in backlog at December 31, 2004 and $164,000 was the result of new business. For the first quarter of 2004, $2,242,000 of revenue was generated from contracts that were in backlog at December 31, 2003 and $46,000 of revenue was the result of new business.

     Direct costs of revenue, mainly personnel costs, were $915,000 and $534,000 during the three month periods ended March 31, 2005 and 2004, respectively. Additional staff and other payroll cost increases accounted for $178,000 of this increase. Third party license fees, as a result of the Company’s license agreements with Microsoft and SAS Institute Inc. (“SAS”), were $147,000 during the three months ended March 31, 2005. The Company did not incur any third party license fees during the three months ended March 31, 2004. As a reseller of Microsoft software, the Company entered into a Microsoft Volume Licensing Services (“MVLS”) in 2004. The license agreement with SAS was entered into by the Company in connection with an alliance between DATATRAK and SAS that was formed in December 2004. The increase in staff was necessitated by the growth in revenue and the increase in the number of contracts DATATRAK has been managing over the past year. DATATRAK’s gross margin decreased to 74.8% for the three months ended March 31, 2005 compared to 76.7% in the first quarter of 2004.

     Selling, general and administrative expenses (“SG&A”) include all administrative personnel costs, business development costs, and all other expenses not directly chargeable to a specific contract. SG&A expenses increased by 23.3% to $2,045,000 from $1,659,000 for the three months ended March 31, 2005 and 2004, respectively. Personnel and payroll cost increases, and the Company’s sales incentive and corporate bonus plans accounted for $210,000 of the $386,000 increase. Expenses related to equipment maintenance and software licensing increased $59,000 compared to the prior year. These expenses are necessary to ensure that DATATRAK’s information technology environment is properly maintained. The Company’s fees related to accounting and auditing services increased $45,000 during the three months ended March 31, 2005, due to the Company’s Sarbanes-Oxley compliance efforts.

     Outlook

     Primarily due to our growth in revenue, we reported operating income for the first time in our EDC history during 2004. Backlog at March 31, 2005 of $13,559,000 was less than backlog reported at December 31, 2004 of $14,057,000. Backlog has continued to decline for the past several reporting periods because new contract signings have been less than anticipated, and have not kept pace with revenue recognized on existing contracts. The Company recently completed a reorganization of its sales and marketing department and expects that this reorganization, along with its SAS alliance and increased acceptance of EDC, will lead to increased contract signings and backlog growth in 2005.

     Assuming that there are no contract delays or cancellations to current projects, and that DATATRAK meets its goals for attracting new business, the Company’s management believes that it will achieve its earlier reported guidance of approximately 50% revenue growth for the year ending December 31, 2005 compared to 2004. The Company expects revenue to grow gradually on a quarter to quarter basis. The Company expects to convert approximately $8,200,000 of its March 31, 2005 backlog into revenue during the final nine months of 2005. Management still expects DATATRAK’s gross margin to be at the 75% level for 2005. Because the required adoption date for SFAS 123(R) has been delayed until January 1, 2006, management believes that SG&A expenses will increase by approximately 35% for the year ended December 31, 2005 as compared to 2004, compared to management’s previous guidance of a 35% to 40% increase. The Company expects its effective tax rate for the year ended December 31, 2005 to be approximately 3% due to the use of its net operating loss carry-forwards.

Liquidity and Capital Resources

     Since its inception, the Company’s principal sources of cash have been cash flow from operations and proceeds from the sale of equity securities. The Company’s investing activities primarily reflect capital expenditures and net purchases of short-term investments. In December 2004 the Company received approximately $4,376,000 in net proceeds from the completion of a private placement of its common shares.

     The Company’s contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received monthly as work on the contract progresses. All amounts received are recorded as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. The Company typically receives a low volume of large-dollar receipts. DATATRAK’s accounts receivable will fluctuate due to the timing and size of cash receipts. Contracting and collection practices are designed to maintain an average collection period for accounts receivable of one to three months. Any increase in the Company’s normal collection period for accounts receivable could negatively impact its cash flow from operations and our working capital. At March 31, 2005, the average collection period for accounts receivable was 52 days compared to 45 days at December 31, 2004. Accounts receivable (net of allowance for doubtful accounts) was $2,623,000 at March 31, 2005 and $1,990,000 at December 31, 2004. DATATRAK’s increased revenue has caused the accounts receivable balance to increase during 2005. Deferred revenue was $641,000 at March 31, 2005 compared to $585,000 at December 31, 2004.

     Cash and cash equivalents increased $26,000 during the three months ended March 31, 2005. This was the result of $506,000 provided by financing activities, offset by $290,000 and $142,000 used by operating and investing activities, respectively. Foreign currency fluctuations caused a $48,000 decrease in cash and cash equivalents. Cash used in operating activities was the result of the Company’s net income of $532,000, plus non cash operating items of $157,000. This $689,000 increase was offset by the $634,000 increase in accounts receivable, caused by the Company’s growth in revenue during the first quarter of 2005, and the $216,000 increase in prepaid expenses primarily resulting from the Company’s license agreement with SAS. Changes in current liabilities caused cash from operating activities to decrease by $129,000, primarily as a result of 2004 corporate performance bonuses paid during 2005. Investing activities included $165,000 used to purchase property and equipment, offset by net maturities of investments totaling $23,000. Financing activities consist of net proceeds from the issuance of common shares resulting from exercises of common share options offset by costs associated with the Company’s private placement of common shares and warrants to purchase its common shares.

     At March 31, 2005, the Company had working capital of $9,679,000 and its cash, cash equivalents and short-term investments totaled $7,957,000. The Company’s working capital increased by $1,104,000 since December 31, 2004. The increase was primarily the result of a $634,000 increase in accounts receivable and a $216,000 increase in prepaid expenses. A decrease in current liabilities also caused working capital to increase by $216,000.

     The Company is party to a lease agreement that requires it to maintain a restricted cash balance. DATATRAK’s restricted cash balance was $76,000 at March 31, 2005.

     The Company is responsible for funding the future enhancement and testing of the DATATRAK EDC(R) software. The Company’s operations and the EDC market are still in a developmental stage. DATATRAK has experienced revenue growth, and anticipates recording net income and positive cash flow from operations for the year ended December 31, 2005, as it continues to build its customer base, increase its backlog and convert existing backlog into revenue.

     During the three months ended March 31, 2005, the Company expended $165,000 for capital expenditures, and had expenditures totaling $167,000 for equipment maintenance and related items. The Company anticipates capital and related expenditures of approximately $1,370,000 through the end of 2005 for continued commercialization, product development and maintenance of DATATRAK EDC(R) and the anticipated growth of DATATRAK’s business and information technology infrastructure. A portion of these anticipated expenditures are dependent on the Company’s growth, and are therefore discretionary in nature.

     During the three months ended March 31, 2005, the Company expended $325,000 for research and development expenditures The Company anticipates research and development expenditures of approximately $1,510,000 through the end of 2005. DATATRAK’s 2005 research and development expenditures have been and will continue to be for the continued enhancement and modifications to the DATATRAK EDC(R) software, the integration of DATATRAK EDC(R) with SAS(R) Drug Development software and the development of the DataUnifyer™ product.

     DATATRAK expects to fund its working capital requirements, from existing cash and cash equivalents, maturities of short-term investments and cash flow from operations. The Company believes that, with its continued anticipated growth in revenue, its cash and cash equivalents, maturities of short-term investments and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future. However, DATATRAK may need to raise additional funds to offset delays or cancellations of contracts, support expansion, respond to competitive pressures, acquire complementary businesses or technology or take advantage of unanticipated opportunities. Additional funds may be raised by selling debt or equity securities, by entering into strategic relationships or through other arrangements. Additional capital may not be available on acceptable terms, if at all. To the extent that additional equity capital is raised, it could have a dilutive effect on existing shareholders.

Inflation

     To date, the Company believes the effects of inflation have not had a material adverse effect on its results of operations or financial condition.

Information About Forward-Looking Statements

     Certain statements made in this Form 10-Q, other SEC filings or written materials or orally by the Company or its representatives may constitute forward-looking statements that are based on management’s current beliefs, estimates and assumptions concerning the operations, future results and prospects of the Company and the clinical pharmaceutical research industry in general. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements related to future revenue, profits, expenses, income and earnings per share or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In addition, words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to the safe harbors created in the Exchange Act. Factors that may cause actual results to differ materially from those in the forward-looking statements include the ability of the Company to absorb corporate overhead and other fixed costs in order to successfully market the DATATRAK EDC(R) software; the development of and fluctuations in the market for electronic data capture technology; the degree of the Company’s success in obtaining new contracts; the timing of payments from customers and the timing of clinical trial sponsor decisions to conduct new clinical trials or cancel or delay ongoing trials; governmental regulation; the early stage of the Company’s ASP operations; changing government regulations and general economic conditions such as the rate of employment, inflation, interest rates and the condition of capital markets. This list of factors is not all inclusive. In addition, the Company’s success depends on the outcome of various strategic initiatives it has undertaken, all of which are based on assumptions made by the Company concerning trends in the clinical research market and the health care industry. Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not undertake any obligation to update any statements whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates since it funds its operations through short-term investments and has business transactions in Euros. A summary of the Company’s market risk exposures is presented below.

     Interest Rate Risk

     DATATRAK has fixed income investments consisting of cash equivalents and short-term investments, which may be affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents and short-term investments with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Investments are reported at amortized cost, which approximates fair value. A 1.0% change in interest rates during the three months ended March 31, 2005, would have resulted in an $20,000 change in DATATRAK’s interest income during the quarter.

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

     DATATRAK’s financial position and results of operations are impacted by translation adjustments caused by the conversion of foreign currency accounts and operating results into U.S. dollars for financial reporting purposes. A 1.0% fluctuation in the exchange rate between the U.S. dollar and the Euro at March 31, 2005, would have resulted in a $26,000 change in the foreign currency translation amount recorded on the Company’s balance sheet, due to foreign currency translations. A 1.0% fluctuation in the average exchange rate between the U.S. dollar and the Euro for the three months ended March 31, 2005 would have resulted in a $12,000 change in the Company’s net income for the three months ended March 31, 2005 due to foreign currency translations. During the three months ended March 31, 2005 the average exchange rate between the Euro and the U.S. dollar by increased by approximately 5% compared to the three months ended March 31, 2004, and increased by approximately 1% compared to the three months ended December 31, 2004. The conversion of our foreign operations into U.S. dollars upon consolidation resulted in net income which was approximately $56,000 lower than would have been recorded had the exchange rate between the Euro and the U.S. dollar remained consistent with first quarter 2004 rates.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) as of the end of the period covered by this report. Based upon that evaluation the Company’s management, including the chief executive officer and chief financial officer, have concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, so that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

DATATRAK International, Inc.

Registrant

Date: 5/13/05	/s/ Jeffrey A. Green

Jeffrey A. Green,
President and Chief Executive Officer
(Principal Executive Officer)

Date: 5/13/05	/s/ Terry C. Black

Terry C. Black,
Vice President of Finance, Chief Financial Officer,
Treasurer and Assistant Secretary
(Principal Financial Officer)