Form 10-Q
period 2005-06-30
DATATRAK INTERNATIONAL INC
filed 2005-08-12
CIK 886530

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2005
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
The number of Common Shares, without par value, outstanding as of July 31, 2005 was 6,849,498.

Part I. Financial Information
Item 1 — Financial Statements
DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Note A)
ASSETS
Current assets:
Cash and cash equivalents	$2,627,907	$2,232,276
Short-term investments	5,701,007	5,686,957
Accounts receivable, less allowances	2,524,381	1,989,948
Prepaid expenses and other current assets	916,294	488,505

Total current assets	11,769,589	10,397,686

Property and equipment, at cost net of accumulated depreciation and amortization	1,628,725	1,422,764
Other assets
Restricted cash	71,288	80,611
Deposit	39,549	39,549

	110,837	120,160

Total assets	$13,509,151	$11,940,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$236,853	$185,974
Accrued expenses	895,328	1,052,301
Deferred revenue	706,630	584,857

Total current liabilities	1,838,811	1,823,132

Shareholders’ equity:
Serial preferred shares, without par value, 1,000,000 shares authorized, none issued	—	—
Common share warrants	711,872	711,872
Common shares, without par value, authorized 25,000,000 shares; issued 10,149,498 shares as of June 30, 2005 and 9,915,895 shares as of December 31, 2004; outstanding 6,849,498 shares as of June 30, 2005 and 6,615,895 shares as of December 31, 2004	61,498,953	60,584,110
Treasury shares, 3,300,000 shares at cost	(20,188,308)	(20,188,308)
Accumulated deficit	(30,170,793)	(30,963,636)
Foreign currency translation	(181,384)	(26,560)

Total shareholders’ equity	11,670,340	10,117,478

Total liabilities and shareholders’ equity	$13,509,151	$11,940,610

Note A:	The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	$3,724,072	$2,629,335	$7,359,424	$4,917,793

Direct costs	926,766	603,893	1,841,534	1,137,517

Gross profit	2,797,306	2,025,442	5,517,890	3,780,276

Selling, general and administrative expenses	2,375,663	1,791,471	4,420,966	3,450,038
Depreciation and amortization	201,041	138,362	376,681	333,294

Income (loss) from operations	220,602	95,609	720,243	(3,056)

Interest income (expense), net	52,416	7,286	97,158	15,145

Income before income taxes	273,018	102,895	817,401	12,089

Income tax expense	12,285	14,300	24,558	18,000

Net income (loss)	$260,733	$88,595	$792,843	$(5,911)

Net income (loss) per share:

Basic:

Net income (loss) per share	$0.04	$0.01	$0.12	$(0.00)

Weighted average shares outstanding	6,787,874	6,075,510	6,747,917	6,062,133

Diluted:

Net income (loss) per share	$0.03	$0.01	$0.10	$(0.00)

Weighted average shares outstanding	7,604,857	6,865,988	7,572,345	6,062,133

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Operating Activities
Net income (loss)	$792,843	$(5,911)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	376,681	333,294
Other	(42,553)	28,140
Changes in operating assets and liabilities:
Accounts receivable	(534,433)	(535,008)
Prepaid expenses and other current assets	(427,789)	(289,221)
Accounts payable and accrued expenses	(2,969)	84,519
Deferred revenue	121,773	(241,389)

Net cash provided by (used in) operating activities	283,553	(625,576)

Investing activities
Decrease in restricted cash	—	23,979
Purchases of property and equipment	(598,092)	(182,479)
Maturities of short-term investments	4,250,000	4,786,021
Purchases of short-term investments	(4,188,443)	(4,238,863)

Net cash (used in) provided by investing activities	(536,535)	388,658

Financing activities
Proceeds from issuance of common shares and stock option exercises	881,789	275,601
Share Issuance costs	(103,125)	—
Payments under capital lease obligation	—	(23,979)
Repayment of notes receivable, net	—	803

Net cash provided by financing activities	778,664	252,425

Effect of exchange rate on cash	(130,051)	(34,352)

Increase (decrease) in cash and cash equivalents	395,631	(18,845)
Cash and cash equivalents at beginning of period	2,232,276	1,727,335

Cash and cash equivalents at end of period	$2,627,907	$1,708,490

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of DATATRAK International, Inc. and subsidiaries (“DATATRAK” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2004 (File No. 000-20699).
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that might affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
2. Recently Issued Accounting Standards
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(Revised 2004), “Share-Based Payment”, which is a revision of SFAS No.123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. On April 14, 2005, the U.S. Securities and Exchange Commission (“SEC”) announced a deferral of the effective date of SFAS 123(R) for calendar year-end companies until January 1, 2006.
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

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
3. Net Income (Loss) per Share
     The following table sets forth the computation of basic and diluted income (loss) per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) used in the calculation of basic and diluted loss per share	$260,733	$88,595	$792,843	$(5,911)

Denominator for basic net income (loss) per share — weighted average common shares outstanding	6,787,874	6,075,510	6,747,917	6,062,133
Effect of dilutive common share options and warrants	816,983	790,478	824,428	—

Denominator for diluted net income (loss) per share	7,604,857	6,865,988	7,572,345	6,062,133

Basic net income (loss) per share	$0.04	$0.01	$0.12	$(0.00)

Diluted net income (loss) per share	$0.03	$0.01	$0.10	$(0.00)

Weighted average common share options and warrants excluded from the computation of diluted net income (loss) per share because they would have an antidilutive effect on net income (loss) per share	6,300	14,385	8,978	1,291,883

4. Comprehensive Income (Loss)
     The following table sets forth comprehensive income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$260,733	$88,595	$792,843	$(5,911)
Foreign currency translation	(95,372)	(8,007)	(154,824)	(41,832)

Comprehensive income (loss)	$165,361	$80,588	$638,019	$(47,743)

5. Shareholders’ Equity
     During the six months ended June 30, 2005, the holders of 233,603 common share options, at a weighted average exercise price of $3.77 per share, exercised the options and purchased 233,603 common shares.
6. Income Taxes
     During the six months ended June 30, 2005, the Company had U.S. federal alternative minimum tax of $24,600 due to income earned by its U.S. based operations. Due to its U.S. and non-U.S. income tax net loss carryforwards, the Company had no other income tax expense during the six months ended June 30, 2005.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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
     The following table sets forth stock based compensation and pro forma information for each period presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) recorded	$261,000	$89,000	$793,000	$(6,000)
Plus: stock compensation expense recognized	17,000	6,000	33,000	12,000
Less: stock compensation expense that would have been recognized under SFAS No. 123	290,000	155,000	565,000	311,000

Pro forma net income (loss)	$(12,000)	$(60,000)	$261,000	$(305,000)

Pro forma basic income (loss) per share	$(0.00)	$(0.01)	$0.04	$(0.05)

Pro forma diluted income (loss) per share	$(0.00)	$(0.01)	$0.03	$(0.05)

8. Reclassification
     Certain prior year amounts have been reclassified to conform to the current year presentation.
9. Subsequent Events
     On July 20, 2005 DATATRAK’s Board of Directors approved a three-for-two share split that will be distributed in the form of a 50% share dividend.
     The Company’s shareholders of record at the close of business on August 15, 2005 will receive one additional Common Share for every two Common Shares held on that date. The Company expects that the new Common Shares will be distributed on or around August 31, 2005 and are expected to begin trading ex-dividend on approximately September 1, 2005. Fractional shares will be paid in cash based upon the closing price of the Common Shares as reported on the Nasdaq Stock Market on August 15, 2005. At June 30, 2005, the Company had 6,849,498 Common Shares outstanding, which would have increased to 10,274,247 Common Shares outstanding had the stock split occurred prior to June 30, 2005.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
     The following table sets forth, on a profoma basis, the computation of basic and diluted income loss per share, had the stock split occurred prior to January 1, 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) used in the calculation of basic and diluted loss per share	$260,733	$88,595	$792,843	$(5,911)

Denominator for basic net income (loss) per share — weighted average common shares outstanding	10,181,817	9,113,265	10,121,880	9,093,203
Effect of dilutive common share options and warrants	1,225,444	1,185,275	1,236,432	—

Denominator for diluted net income (loss) per share	11,407,261	10,298,540	11,358,312	9,093,203

Proforma basic net income (loss) per share	$0.03	$0.01	$0.08	$(0.00)

Proforma diluted net income (loss) per share	$0.02	$0.01	$0.07	$(0.00)

Weighted average common share options and warrants excluded from the computation of diluted net income (loss) per share because they would have an antidilutive effect on net income (loss) per share	9,450	21,577	13,467	1,937,848

     Additionally, on July 22, 2005, the Company’s shareholders approved the DATATRAK International, Inc. 2005 Omnibus Equity Plan (the “Omnibus Plan”). The Omnibus Plan is intended to be the primary share-based award program for covered employees and directors.
     The Omnibus Plan will give the Compensation Committee, of the Board Directors, flexibility to grant a wider variety of share-based awards than currently available under the Company’s existing stock option plans, by taking into account such factors as the type and level of employee, relevant business and performance goals and the prevailing tax and accounting treatments. The goals of the Omnibus Plan are to: (i) attract and retain skilled and qualified officers, employees and directors who are expected to contribute to the Company’s success by providing long-term incentive compensation opportunities competitive with those made available by other companies; (ii) motivate participants to achieve the long-term success and growth of the Company; (iii) facilitate ownership of shares of the Company; and (iv) align the interests of the participants with those of the Company’s shareholders.
     Under the previously disclosed new director compensation program, in consideration of their services to the Company, it is anticipated that each non-employee member of the Board of Directors will receive, in addition to cash payments, an annual base compensation grant of $16,000 worth of fully-vested common shares. In addition, non-employee Directors will receive additional awards of common shares as compensation for attendance at Board and Committee meetings, as well as for chairing a Committee of the Board.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     The information set forth and discussed below for the three and six month periods ended June 30, 2005 is derived from, and should be read in conjunction with, the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.
General
     DATATRAK is a provider of software and other related services, commonly referred to as an application service provider, or ASP. DATATRAK’s customers use the software known as DATATRAK EDC® to collect and transmit clinical trial data, commonly referred to as electronic data capture, or EDC. The Company’s services assist companies in the clinical pharmaceutical, biotechnology, contract research organization and medical device research industries, in accelerating the completion of clinical trials. Approximately 62% of the Company’s assets, or approximately $8,329,000, is held in cash, cash equivalents and short-term investments. The Company is continuing to enhance and commercialize its business and the DATATRAK EDC® software, and anticipates that its operating results may fluctuate significantly from period to period. There can be no assurance of the Company’s long-term future prospects.
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
     In some instances, DATATRAK offers volume discounts to customers over multiple contracts. DATATRAK estimates the volume discounts to be earned over the life of the contracts to which the discount applies. As contracts progress, revenue is recorded using rates that reflect the anticipated volume discount to be achieved by the customer. The termination of a contract subject to a volume discount could result in a material adjustment to revenue previously recognized, in order to reflect the true economic value of the contract at the time of cancellation. At December 31, 2004, DATATRAK had deferred $69,000 of revenue as a result of its contracts subject to volume discounts. For the six months ended June 30, 2005, an additional $21,000 of revenue was deferred as a result of the Company’s contacts subject to volume discounts.
     Backlog consists of anticipated revenue from authorization letters to commence services and signed contracts yet to be completed. Potential contracts or authorization letters that have passed the verbal stage, but have not yet been signed, are excluded from backlog. At June 30, 2005, DATATRAK’s backlog was $17,946,000. DATATRAK’s contracts can be cancelled or delayed at anytime and, therefore, the Company’s backlog, at any point in time, is not an accurate predictor of future levels of revenue. As a result of DATATRAK’s transactional and service-based business model combined with the dynamic nature of the clinical trials market where changes in scope are common, backlog has historically been an insensitive predictor of short-term revenue.

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
Results of Operations
     Three months ended June 30, 2005 compared with three months ended June 30, 2004
     Revenue for the three months ended June 30, 2005 increased 41.7% to $3,724,000, as compared to $2,629,000 for the three months ended June 30, 2004. The growth in revenue was primarily due to scope increases and modifications to existing contracts. During the second quarter of 2005, DATATRAK recorded revenue related to 58 contracts compared to 56 contracts during 2004. Additionally, for the three months ended June 30, 2005, $3,311,000 of revenue was the result of contracts that were in backlog at December 31, 2004 and $413,000 was the result of new business. For the second quarter of 2004, $2,240,000 of revenue was generated from contracts that were in backlog at December 31, 2003 and $389,000 of revenue was the result of new business.
     Direct costs of revenue, mainly personnel costs, were $927,000 and $604,000 during the three months ended June 30, 2005 and 2004, respectively. Additional staff and other payroll cost increases accounted for $152,000 of the $323,000 increase. Third party license fees, as a result of the Company’s license agreements with Microsoft and SAS Institute Inc. (“SAS”), were $147,000 during the three months ended June 30, 2005. The Company incurred $13,700 of third party license fee expenses during the three months ended June 30, 2004. DATATRAK’s gross margin decreased to 75.1% for the three months ended June 30, 2005 compared to 77.0% for the three months ended June 30, 2004.
     Selling, general and administrative expenses (“SG&A”) include all administrative personnel costs, business and software development costs, and all other expenses not directly chargeable to a specific contract. SG&A expenses increased by 32.7% to $2,376,000 from $1,791,000 for the three months ended June 30, 2005 and 2004, respectively. Personnel and payroll cost increases and the Company’s sales incentive and corporate bonus plans accounted for $254,000 of the $585,000 increase. Expenses related to equipment maintenance and software licensing increased $111,000 compared to the prior year. These expenses are necessary to ensure that DATATRAK’s information technology environment is properly maintained. The Company’s fees related to accounting and auditing services increased $80,000 during the three months ended June 30, 2005, due to the Company’s Sarbanes-Oxley compliance efforts. Outside consulting costs increased $70,000 and were related to software and business development projects.
     Depreciation and amortization expense increased to $201,000 during the three months ended June 30, 2005 from $138,000 during the three months ended June 30, 2004. The increase was the result of an increase in the number of assets being placed in service as indicated by the growth in the level of capital expenditures during the second half of 2004 and first six months of 2005. During the twelve months ended June 30, 2005, DATATRAK spent $1,470,000 for new equipment. During the twelve month period from July 1, 2003 through June 30, 2004, DATATRAK spent $351,000 for new equipment.
     Interest income increased to $52,000 during the three months ended June 30, 2005 from $7,000 during the three months ended June 30, 2004. This increase was the result of the Company’s increase in cash and cash equivalents due to its December 2004 private placement of common shares along with increasing interest rates on its investments.
     Six months ended June 30, 2005 compared with six months ended June 30, 2004
     Revenue for the six months ended June 30, 2005 increased 49.6% to $7,359,000, as compared to $4,918,000 for the six months ended June 30, 2004. The growth in revenue was primarily due to scope increases and modifications to existing contracts. During the six months ended June 30, 2005, DATATRAK recorded revenue related to 65 contracts compared to 61 contracts during 2004. For the six months ended June 30, 2005, $6,782,000 of revenue was the result of contracts that were in backlog at December 31, 2004 and $577,000 was the result of new business. For the six months ended June 30, 2004, $4,482,000 of revenue was generated from contracts that were in backlog at December 31, 2003 and $436,000 of revenue was the result of new business.
     Direct costs of revenue, mainly personnel costs, were $1,842,000 and $1,138,000 during the six months ended June 30, 2005 and 2004, respectively. Additional staff and other payroll cost increases accounted for $330,000 of this increase. Third party license fees, as a result of the Company’s license agreements with Microsoft and SAS Institute Inc. (“SAS”), were $295,000 during the six months ended June 30, 2005. The Company incurred $13,700 of third party license fee expenses during the six months ended June 30, 2004. Other direct costs, primarily travel and other costs billed directly to DATATRAK’s customers, increased by $93,000 during the six months ended June 30, 2005. DATATRAK’s gross margin decreased to 75.0% for the six months ended June 30, 2005 compared to 76.9% for the six months ended June 30, 2004.
     SG&A expenses increased by 28.1% to $4,421,000 from $3,450,000 for the six months ended June 30, 2005 and 2004, respectively. Personnel and payroll cost increases and the Company’s sales incentive and corporate bonus plans accounted for $463,000 of the $971,000 increase. Expenses related to equipment maintenance and software licensing increased $171,000 compared to the prior year. These expenses are necessary to ensure that DATATRAK’s information technology environment is properly maintained. The Company’s fees related to accounting and auditing services increased $125,000 during the six months ended June 30, 2005, due to the Company’s Sarbanes-Oxley compliance efforts. Outside consulting costs increased $71,000 and were related to software and business development projects.
     Interest income increased to $97,000 during the six months ended June 30, 2005 from $15,000 during the six months ended June 30, 2004. This increase was the result of the Company’s increase in cash and cash equivalents due to its December 2004 private placement of common shares along with increasing interest rates on its investments.
     Outlook
     Primarily due to its growth in revenue, DATATRAK reported operating income for the first time in its EDC history during 2004. Backlog at June 30, 2005 of $17,946,000 was greater than backlog reported at December 31, 2004 of $14,057,000. As previously announced on July 20, 2005, the Company has been awarded approximately $3,200,000 in new business. Because these contracts were not signed as of June 30, 2005, they are excluded from backlog at June 30, 2005. The growth in backlog was primarily the result of scope changes and extensions of existing contracts. As of June 30, 2005, new contract signings have added $1,987,000 to backlog since December 31, 2004, and have not kept pace with revenue recognized on existing contracts. The Company has completed a reorganization of its sales and marketing department and expects that this reorganization, along with its SAS alliance and increased acceptance of EDC, will lead to increased contract signings during the second half of 2005 compared to the first six months of 2005.
     Assuming that there are no contract delays or cancellations to current projects, and that DATATRAK meets its goals for attracting new business, the Company’s management believes that it will achieve approximately 35% to 45% revenue growth for the year ending December 31, 2005 compared to 2004. The Company expects revenue to grow gradually over the next two quarters.
     The Company expects to convert approximately $5,900,000 of its June 30, 2005 backlog into revenue during the second half of 2005. Management expects DATATRAK’s gross margin to be approximately 75% for 2005. Management believes that SG&A expenses will increase by approximately 35% for the year ended December 31, 2005 as compared to 2004. The Company expects its effective tax rate for the year ended December 31, 2005 to be approximately 3% due to the use of its net operating loss carry-forwards.
     At June 30, 2005, DATATRAK maintains a full valuation allowance of approximately $11,100,000 against its deferred tax assets, which consist primarily of net operating loss carryforwards for both U.S. and non-U.S income taxes. Of the $11,100,000 total allowance, approximately $6,800,000 is recorded against the portion of DATATRAK’s deferred tax assets that represent net operating loss carryforwards for U.S income taxes. Through June 30, 2005, the Company has now recorded three years of cumulative U.S. income before taxes. Accordingly, DATATRAK’s management is performing the highly subjective analysis of future taxable income to evaluate the continued need for the valuation allowance. At this time, sufficient evidence does not exist to enable the reversal of all or some of the allowance.
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
     The Company’s contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received monthly as work on the contract progresses. All amounts received are recorded as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. The Company typically receives a low volume of large-dollar receipts. DATATRAK’s accounts receivable will fluctuate due to the timing and size of cash receipts. Contracting and collection practices are designed to maintain an average collection period for accounts receivable of one to three months. Any increase in the Company’s normal collection period for accounts receivable could negatively impact its cash flow from operations and working capital. At June 30, 2005, the average collection period for accounts receivable was 51 days compared to 45 days at December 31, 2004. Accounts receivable (net of allowance for doubtful accounts) was $2,524,000 at June 30, 2005 and $1,990,000 at December 31, 2004. DATATRAK’s increased revenue has caused the accounts receivable balance to increase during 2005. Deferred revenue was $707,000 at June 30, 2005 compared to $585,000 at December 31, 2004.
     Cash and cash equivalents increased $396,000 during the six months ended June 30, 2005. This was the result of $284,000 and $779,000 provided by operating and financing activities, respectively, offset by $537,000 used by investing activities. Foreign currency fluctuations caused a $130,000 decrease in cash and cash equivalents. Cash provided by in operating activities was the result of the Company’s net income of $793,000, plus non cash operating items of $334,000. This $1,127,000 increase was offset by the $534,000 increase in accounts receivable, caused by the Company’s growth in revenue during the first six months of 2005, and the $428,000 increase in prepaid expenses resulting from the Company’s license agreement with SAS and insurance and maintenance agreement renewals. The increase in deferred revenue caused cash from operating activities to increase by $122,000. Investing activities included $598,000 used to purchase property and equipment, offset by net maturities of investments totaling $61,000. Financing activities consist of net proceeds from the issuance of common shares resulting from exercises of common share options offset by costs associated with the Company’s private placement of common shares and warrants to purchase its common shares.

     At June 30, 2005, the Company had working capital of $9,931,000 and its cash, cash equivalents and short-term investments totaled $8,329,000. The Company’s working capital increased by $1,356,000 since December 31, 2004. The increase was primarily the result of a $410,000 increase in cash, cash equivalents and short-term investments, a $534,000 increase in accounts receivable and a $428,000 increase in prepaid expenses.
     The Company is party to a lease agreement that requires it to maintain a restricted cash balance. DATATRAK’s restricted cash balance was $71,000 at June 30, 2005.
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
     During the six months ended June 30, 2005, the Company expended $598,000 for capital expenditures, and had expenditures totaling $400,000 for equipment maintenance and related items. The Company anticipates additional capital and related expenditures of approximately $1,100,000 through the end of 2005 for continued commercialization, product development and maintenance of DATATRAK EDC® and the anticipated growth of DATATRAK’s business and information technology infrastructure. A portion of these anticipated expenditures are dependent on the Company’s growth, and are therefore discretionary in nature.
     The Company records research and development expenditures as part of its SG&A expenses. During the six months ended June 30, 2005, the Company expended $726,000 for research and development expenditures. The Company anticipates additional research and development expenditures of approximately $1,100,000 through the end of 2005. DATATRAK’s 2005 research and development expenditures have been and will continue to be for the continued enhancement and modifications to the DATATRAK EDC® software, the integration of DATATRAK EDC® with SAS® Drug Development software and the development of the DataUnifyer™.
     Included in SG&A expenses for the six months ended June 30, 2005 is $125,000 related to the Company’s Sarbanes-Oxley compliance efforts. The Company’s management anticipates that DATATRAK will expend approximately an additional $400,000 during the remainder of 2005 in conjunction with its Sarbanes-Oxley compliance efforts.
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
     Interest Rate Risk
     DATATRAK has fixed income investments consisting of cash equivalents and short-term investments, which may be affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents and short-term investments with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Investments are reported at amortized cost, which approximates fair value. A 1.0% change in interest rates during the six months ended June 30, 2005, would have resulted in an $41,000 change in DATATRAK’s interest income during the period.
     Foreign Currency Risk
     DATATRAK’s foreign results of operations are subject to the impact of foreign currency fluctuations through both foreign currency transaction and foreign currency translation adjustments. The Company manages its risk to foreign currency transaction adjustments by maintaining foreign currency bank accounts in currencies in which it regularly transact business. DATATRAK does not currently hedge against the risk of exchange rate fluctuations.
     DATATRAK’s financial position and results of operations are impacted by translation adjustments caused by the conversion of foreign currency accounts and operating results into U.S. dollars for financial reporting purposes. A 1.0% fluctuation in the exchange rate between the U.S. dollar and the Euro at June 30, 2005, would have resulted in a $29,000 change in the foreign currency translation amount recorded on the Company’s balance sheet, due to foreign currency translations. A 1.0% fluctuation in the average exchange rate between the U.S. dollar and the Euro for the six months ended June 30, 2005 would have resulted in a $22,000 change in the Company’s net income for the six months ended June 30, 2005 due to foreign currency translations. During the six months ended June 30, 2005 the average exchange rate between the Euro and the U.S. dollar increased by approximately 5% compared to the six months ended June 30, 2004, and increased by approximately 2% compared to the six months ended December 31, 2004. The conversion of DATATRAK’s foreign operations into U.S. dollars upon consolidation resulted in net income which was approximately $101,000 lower than would have been recorded had the exchange rate between the Euro and the U.S. dollar remained consistent with first half of 2004 rates.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) as of the end of the period covered by this report. Based upon that evaluation the chief executive officer and chief financial officer have concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, so that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Changes in Internal Controls
     There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

Item 5. Other Information
          On July 20, 2005 DATATRAK’s Board of Directors approved a three-for-two share split that will be distributed in the form of a 50% share dividend.
     The Company’s shareholders of record at the close of business on August 15, 2005 will receive one additional Common Share for every two Common Shares held on that date. The Company expects that the new Common Shares will be distributed on or around August 31, 2005 and are expected to begin trading ex-dividend on approximately September 1, 2005. Fractional shares will be paid in cash based upon the closing price of the Common Shares as reported on NASDAQ on August 15, 2005. At June 30, 2005, the Company had 6,849,498 Common Shares outstanding, which will increase to approximately 10,200,000 Common Shares after the share split.
Item 6. Exhibits
10.1	DATATRAK International, Inc. 2005 Omnibus Equity Plan, which is incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K dated July 22, 2005.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATATRAK International, Inc.

Registrant

Date: 8/12/05	/s/ Jeffrey A. Green

Jeffrey A. Green,
President and Chief Executive Officer
(Principal Executive Officer)

Date: 8/12/05	/s/ Terry C. Black

Terry C. Black,
Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)