Form 10-Q
period 2005-09-30
DATATRAK INTERNATIONAL INC
filed 2005-11-14
CIK 886530

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
The number of Common Shares, without par value, outstanding as of October 31, 2005 was 10,305,597.

Part I. Financial Information
Item 1 – Financial Statements
DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Note A)
ASSETS
Current assets:
Cash and cash equivalents	$3,762,027	$2,232,276
Short-term investments	5,712,561	5,686,957
Accounts receivable, less allowances	2,643,281	1,989,948
Prepaid expenses and other current assets	685,058	488,505

Total current assets	12,802,927	10,397,686

Property and equipment, at cost net of accumulated depreciation and amortization	1,639,501	1,422,764
Other assets
Restricted cash	71,181	80,611
Deposit	39,549	39,549

	110,730	120,160

Total assets	$14,553,158	$11,940,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$193,176	$185,974
Accrued expenses	942,756	1,052,301
Deferred revenue	1,106,917	584,857

Total current liabilities	2,242,849	1,823,132

Shareholders’ equity:
Serial preferred shares, without par value, 1,000,000 shares authorized, none issued	—	—
Common share warrants	711,872	711,872
Common shares, without par value, authorized 25,000,000 shares; issued 13,605,597 shares as of September 30, 2005 and 13,223,791 shares as of December 31, 2004; outstanding 10,305,597 shares as of September 30, 2005 and 9,923,791 shares as of December 31, 2004	61,737,627	60,584,110
Treasury shares, 3,300,000 shares at cost	(20,188,308)	(20,188,308)
Accumulated deficit	(29,758,139)	(30,963,636)
Foreign currency translation	(192,743)	(26,560)

Total shareholders’ equity	12,310,309	10,117,478

Total liabilities and shareholders’ equity	$14,553,158	$11,940,610

Note A:	The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$4,055,914	$2,974,536	$11,415,338	$7,892,329

Direct costs	899,306	682,873	2,740,840	1,820,390

Gross profit	3,156,608	2,291,663	8,674,498	6,071,939

Selling, general and administrative expenses	2,603,859	1,764,272	7,024,825	5,214,310
Depreciation and amortization	198,272	140,854	574,953	474,148

Income from operations	354,477	386,537	1,074,720	383,481

Interest income, net	62,272	11,099	159,430	26,244

Income before income taxes	416,749	397,636	1,234,150	409,725

Income tax expense	4,095	—	28,653	18,000

Net income	$412,654	$397,636	$1,205,497	$391,725

Net income per share:

Basic:

Net income per share	$0.04	$0.04	$0.12	$0.04

Weighted average shares outstanding	10,284,219	9,143,564	10,168,126	9,109,089

Diluted:

Net income per share	$0.04	$0.04	$0.11	$0.04

Weighted average shares outstanding	11,457,454	10,222,360	11,383,493	10,180,640

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating Activities
Net income	$1,205,497	$391,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	574,953	474,148
Other	(40,352)	47,129
Changes in operating assets and liabilities:
Accounts receivable	(653,333)	(707,820)
Prepaid expenses and other current assets	(196,553)	(167,971)
Accounts payable and accrued expenses	782	304,635
Deferred revenue	522,060	(105,738)

Net cash provided by operating activities	1,413,054	236,108

Investing activities
Decrease in restricted cash	—	23,979
Purchases of property and equipment	(807,842)	(579,456)
Maturities of short-term investments	6,500,000	6,786,021
Purchases of short-term investments	(6,405,314)	(6,222,157)

Net cash (used in) provided by investing activities	(713,156)	8,387

Financing activities
Proceeds from issuance of common shares and stock option exercises	1,073,936	326,018
Share issuance costs	(103,125)	—
Payments under capital lease obligation	—	(23,979)
Repayment of notes receivable, net	—	803

Net cash provided by financing activities	970,811	302,842

Effect of exchange rate on cash	(140,958)	(38,085)

Increase in cash and cash equivalents	1,529,751	509,252
Cash and cash equivalents at beginning of period	2,232,276	1,727,335

Cash and cash equivalents at end of period	$3,762,027	$2,236,587

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of DATATRAK International, Inc. and subsidiaries (“DATATRAK” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2004 (File No. 000-20699).
     To provide additional clarification to investors and others, the Company has revised the disclosure that can be found in its Annual Report related to its revenue recognition policy as set forth below:
     DATATRAK’s contracts provide a fixed price for each component or service to be delivered, and revenue is recognized as these components or services are delivered. DATATRAK recognizes revenue based on the performance or delivery of the following specified services or components of its EDC contracts in the manner described below:
•	Project management and data management (design, report and export) services are recorded as revenue as hours are worked on the contract based on the contractual billing rate per hour for those services

•	Data items revenue is earned based on a price per data unit as data items are entered into DATATRAK’s hosting facility

•	Classroom training services revenue is recognized as classroom training is completed, at rates based on the length of the training program

•	Internet-based training services revenue is recognized on a per user basis as self-study courses are completed

•	Help desk revenue is recognized based on a monthly price per registered user under the contract
     Services provided by DATATRAK that are in addition to those provided for in its contracts are billed on a fee for service basis as services are completed. Costs associated with contract revenue are recognized as incurred. Costs that are paid directly by the Company’s clients, and for which the Company does not bear the risk of economic loss, are excluded from revenue. The termination of a standard contract will not result in a material adjustment to the revenue or costs previously recognized.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that might affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     On July 20, 2005 DATATRAK’s Board of Directors approved a three-for-two share split that was distributed in the form of a 50% share dividend. The Company’s shareholders of record at the close of business on August 15, 2005 received one additional Common Share for every two Common Shares held on that date. The new Common Shares were distributed on or around August 31, 2005 and began trading

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
ex-dividend on September 1, 2005. The Company has restated all prior reported Common Share and per share amounts as if the share split had occurred at the beginning of the earliest period being reported.
2. Recently Issued Accounting Standards
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(Revised 2004), “Share-Based Payment,” which is a revision of SFAS No.123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. On April 14, 2005, the U.S. Securities and Exchange Commission (“SEC”) announced a deferral of the effective date of SFAS 123(R) for calendar year-end companies until January 1, 2006.
     As permitted by SFAS No. 123, the Company currently accounts for share based payments to employees using APB No. 25, and as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. DATATRAK will adopt SFAS No. 123(R) on January 1, 2006. The Company will adopt SFAS No. 123 using the “modified prospective” method in which compensation cost is recognized beginning January 1, 2006 based on the requirements of SFAS No. 123(R) for all share based payments granted after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested at the effective date. The Company has chosen to use the Black-Scholes option valuation model in valuing stock options granted prior to January 1, 2006, and will continue to use this valuation model for options granted after the effective date of SFAS No. 123(R). The adoption of SFAS 123(R) will increase DATATRAK’s operating expenses by approximately $1,400,000 in the aggregate over the four year period beginning in January 2006 through December 2009 for options that remain unvested as of January 1, 2006. The full impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share based payments in the future, however, at this time the Company’s management does not anticipate granting any additional stock options to its employees.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
3. Net Income per Share
     The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income used in the calculation of basic and diluted loss per share	$412,654	$397,636	$1,205,497	$391,725

Denominator for basic net income per share — weighted average common shares outstanding	10,284,219	9,143,564	10,168,126	9,109,089
Effect of dilutive common share options and warrants	1,173,235	1,078,796	1,215,367	1,071,551

Denominator for diluted net income per share	11,457,454	10,222,360	11,383,493	10,180,640

Basic net income per share	$0.04	$0.04	$0.12	$0.04

Diluted net income per share	$0.04	$0.04	$0.11	$0.04

Weighted average common share options and warrants excluded from the computation of diluted net income per share because they would have an antidilutive effect on net income per share	9,450	70,125	12,128	59,660

4. Comprehensive Income
     The following table sets forth comprehensive income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$412,654	$397,636	$1,205,497	$391,725
Foreign currency translation	(11,359)	(240)	(166,183)	(42,072)

Comprehensive income	$401,295	$397,396	$1,039,314	$349,653

5. Shareholders’ Equity
     During the nine months ended September 30, 2005, the holders of 378,919 common share options, at a weighted average exercise price of $2.83 per share, exercised the options and purchased 378,919 common shares.
     On July 22, 2005, the Company’s shareholders approved the DATATRAK International, Inc. 2005 Omnibus Equity Plan (the “Omnibus Plan”). The Omnibus Plan is intended to be the primary share-based award program for covered employees and directors.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
     The Omnibus Plan gives the Compensation Committee, of the Board of Directors, flexibility to grant a wider variety of share-based awards than currently available under the Company’s existing stock option plans, by taking into account such factors as the type and level of employee, relevant business and performance goals and the prevailing tax and accounting treatments. The goals of the Omnibus Plan are to: (i) attract and retain skilled and qualified officers, employees and directors who are expected to contribute to the Company’s success by providing long-term incentive compensation opportunities competitive with those made available by other companies; (ii) motivate participants to achieve the long-term success and growth of the Company; (iii) facilitate ownership of shares of the Company; and (iv) align the interests of the participants with those of the Company’s shareholders.
     Under the previously disclosed new director compensation program, in consideration of their services to the Company, each non-employee member of the Board of Directors will receive, in addition to cash payments, an annual base compensation grant of $16,000 worth of fully-vested common shares. In addition, non-employee Directors will receive additional awards of common shares as compensation for attendance at Board and Committee meetings, as well as for chairing a Committee of the Board. During the three months ended September 30, 2005, non-employee Directors were awarded 2,887 common shares.
6. Income Taxes
     During the nine months ended September 30, 2005, the Company had U.S. federal alternative minimum tax of $28,700 due to income earned by its U.S. based operations. Due to its U.S. and non-U.S. tax net loss carryforwards, the Company had no other income tax expense during the nine months ended September 30, 2005.
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

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
     The following table sets forth stock based compensation and pro forma information for each period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income recorded	$413,000	$398,000	$1,205,000	$392,000
Plus: stock compensation expense recognized	16,000	14,000	49,000	26,000
Less: stock compensation expense that would have been recognized under SFAS No. 123	175,000	213,000	740,000	524,000

Pro forma net income (loss)	$254,000	$199,000	$514,000	$(106,000)

Pro forma basic income (loss) per share	$0.02	$0.02	$0.05	$(0.1)

Pro forma diluted income (loss) per share	$0.02	$0.02	$0.05	$(0.1)

8. Reclassification
     Certain prior year amounts have been reclassified to conform to the current year presentation.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     The information set forth and discussed below for the three and nine month periods ended September 30, 2005 is derived from, and should be read in conjunction with, the condensed consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.
General
     DATATRAK is a provider of software and other related services, commonly referred to as an application service provider, or ASP. DATATRAK’s customers use the software known as DATATRAK EDC® to collect and transmit clinical trial data, commonly referred to as electronic data capture, or EDC. The Company’s services assist companies in the clinical pharmaceutical, biotechnology, contract research organization and medical device research industries, in accelerating the completion of clinical trials. Approximately 65% of the Company’s assets, or $9,475,000, is held in cash, cash equivalents and short-term investments. The Company is continuing to enhance and commercialize its business and the DATATRAK EDC® software, and anticipates that its operating results may fluctuate significantly from period to period. There can be no assurance of the Company’s long-term future prospects.
     DATATRAK’s contracts provide a fixed price for each component or service to be delivered, and revenue is recognized as these components or services are delivered. DATATRAK recognizes revenue based on the performance or delivery of specified services or components of its EDC contracts. In some instances, DATATRAK offers volume discounts to customers over multiple contracts. DATATRAK estimates the volume discounts to be earned over the life of the contracts to which the discount applies. As contracts progress, revenue is recorded using rates that reflect the anticipated volume discount to be achieved by the customer. The termination of a contract subject to a volume discount could result in a current period material adjustment, due to a change in estimate, to revenue previously recognized, in order to reflect the true economic value of the contract at the time of cancellation. At December 31, 2004, DATATRAK had deferred $69,000 of revenue as a result of its contracts subject to volume discounts. For the nine months ended September 30, 2005, an additional $37,000 of revenue was deferred as a result of its contracts subject to volume discounts.
     Backlog consists of anticipated revenue from authorization letters to commence services and signed contracts yet to be completed. Potential contracts or authorization letters that have passed the verbal stage, but have not yet been signed, are excluded from backlog. At September 30, 2005, DATATRAK’s backlog was $18,762,000. DATATRAK’s contracts can be cancelled or delayed at anytime and, therefore, the Company’s backlog, at any point in time, is not an accurate predictor of future levels of revenue. As a result of DATATRAK’s transactional and service-based business model combined with the dynamic nature of the clinical trials market where changes in scope are common, backlog has historically been an insensitive predictor of short-term revenue.
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
     A summary of the Company’s critical accounting policies related to software development costs and stock based compensation can be found in the Company’s Annual Report on Form 10-K, filed on

March 11, 2005, (“Annual Report”) under the heading “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     To provide additional clarification to investors and others, the Company has revised the disclosure that can be found in its Annual Report related to its revenue recognition policy as set forth below:
     DATATRAK’s contracts provide a fixed price for each component or service to be delivered, and revenue is recognized as these components or services are delivered. DATATRAK recognizes revenue based on the performance or delivery of the following specified services or components of its EDC contracts in the manner described below:
•	Project management and data management (design, report and export) services are recorded as revenue as hours are worked on the contract based on the contractual billing rate per hour for those services

•	Data items revenue is earned based on a price per data unit as data items are entered into DATATRAK’s hosting facility

•	Classroom training services revenue is recognized as classroom training is completed, at rates based on the length of the training program

•	Internet-based training services revenue is recognized on a per user basis as self-study courses are completed

•	Help desk revenue is recognized based on a monthly price per registered user under the contract
     Services provided by DATATRAK that are in addition to those provided for in its contracts are billed on a fee for service basis as services are completed. Costs associated with contract revenue are recognized as incurred. Costs that are paid directly by the Company’s clients, and for which the Company does not bear the risk of economic loss, are excluded from revenue. The termination of a standard contract will not result in a material adjustment to the revenue or costs previously recognized.
Results of Operations
     Three months ended September 30, 2005 compared with three months ended September 30, 2004
     Revenue for the three months ended September 30, 2005 increased 36.3% to $4,056,000, as compared to $2,975,000 for the three months ended September 30, 2004. During the third quarter of 2005, DATATRAK recorded revenue related to 67 contracts compared to 59 contracts during 2004. Additionally, for the three months ended September 30, 2005, $3,444,000 of revenue was the result of contracts that were in backlog at December 31, 2004 and $612,000 was the result of new business. For the third quarter of 2004, $2,315,000 of revenue was generated from contracts that were in backlog at December 31, 2003 and $660,000 of revenue was the result of new business.
     Direct costs of revenue, mainly personnel costs, were $899,000 and $683,000 during the three months ended September 30, 2005 and 2004, respectively. Additional staff and other payroll cost increases accounted for $110,000 of the $216,000 increase. Third party license fees, as a result of the Company’s license agreements with Microsoft and SAS Institute Inc. (“SAS”), increased $102,000 during the three months ended September 30, 2005 compared to 2004. DATATRAK’s gross margin increased to 77.8% for the three months ended September 30, 2005 compared to 77.0% for the three months ended September 30, 2004.
     Selling, general and administrative (“SG&A”) expenses include all administrative personnel costs, business and software development costs, and all other expenses not directly chargeable to a specific contract. SG&A expenses increased by 47.6% to $2,604,000 from $1,764,000 for the three months ended September 30, 2005 and 2004, respectively. During the three months ended September 30, 2005, SG&A expenses were 64.2% of revenue compared to 59.3% of revenue during 2004. Personnel and payroll cost increases and the Company’s sales incentive and corporate bonus plans accounted for $265,000 of the $840,000 increase. Expenses related to equipment maintenance and software licensing increased $62,000 compared to the prior year. These expenses are necessary to ensure that DATATRAK’s information technology environment is properly maintained. The Company’s fees related to accounting and auditing services increased $82,000 during the three months ended September 30, 2005, due to the Company’s Sarbanes-Oxley compliance efforts. Other outside professional and consulting fees increased $303,000, due to the Company’s software and business development projects, and its Sarbanes-Oxley compliance efforts related to technology services. During the three months ended September 30, 2005, $50,000 of expense was recorded as a result of the Company’s previously disclosed new director compensation program.
     Depreciation and amortization expense increased to $198,000 during the three months ended September 30, 2005 from $141,000 during the three months ended September 30, 2004. The increase was the result of an increase in the number of assets being placed in service as indicated by the growth in the level of capital expenditures during the second half of 2004 and first nine months of 2005. During the twelve months ended September 30, 2005, DATATRAK spent $1,283,000 for new equipment. During the twelve month period from October 1, 2003 through September 30, 2004, DATATRAK spent $719,000 for new equipment.
     Interest income increased to $62,000 during the three months ended September 30, 2005 from $11,000 during the three months ended September 30, 2004. This increase was the result of the Company’s increase in cash and cash equivalents due to its December 2004 private placement of common shares along with increasing interest rates on its investments.
     Nine months ended September 30, 2005 compared with nine months ended September 30, 2004
     Revenue for the nine months ended September 30, 2005 increased 44.6% to $11,415,000, as compared to $7,892,000 for the nine months ended September 30, 2004. The growth in revenue was primarily due to scope increases and modifications to existing contracts. During the nine months ended September 30, 2005, DATATRAK recorded revenue related to 73 contracts compared to 65 contracts during 2004. For the nine months ended September 30, 2005, $10,184,000 of revenue was the result of contracts that were in backlog at December 31, 2004 and $1,231,000 was the result of new business. For the nine months ended September 30, 2004, $6,797,000 of revenue was generated from contracts that were in backlog at December 31, 2003 and $1,095,000 of revenue was the result of new business.
     Direct costs of revenue, mainly personnel costs, were $2,741,000 and $1,820,000 during the nine months ended September 30, 2005 and 2004, respectively. Additional staff and other payroll cost increases accounted for $440,000 of the $921,000 increase in 2005. Third party license fees, as a result of the Company’s license agreements with Microsoft and SAS, increased $383,000 during the nine months ended September 30, 2005 compared to 2004. DATATRAK’s gross margin decreased to 75.9% for the nine months ended September 30, 2005 compared to 76.9% for the nine months ended September 30, 2004.
     SG&A expenses increased by 34.7% to $7,025,000 from $5,214,000 for the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005, SG&A expenses were 61.5% of revenue compared to 66.1% of revenue during 2004. Personnel and payroll cost increases and the Company’s sales incentive and corporate bonus plans accounted for $728,000 of the $1,811,000 increase. Expenses related to equipment maintenance and software licensing increased $233,000 compared to the prior year. These expenses are necessary to ensure that DATATRAK’s information technology environment is properly maintained. The Company’s fees related to accounting and auditing services increased $207,000 during the nine months ended September 30, 2005, due to the Company’s Sarbanes-Oxley compliance efforts. Other outside professional and consulting fees increased $405,000, due to the Company’s software and business development projects, and its Sarbanes-Oxley compliance efforts related to technology services. During the nine months ended September 30, 2005, $50,000 of expense was recorded as a result of the Company’s previously disclosed new director compensation program.

     Depreciation and amortization expense increased to $575,000 during the nine months ended September 30, 2005 from $474,000 during the nine months ended September 30, 2004. The increase was the result of an increase in the number of assets being placed in service as indicated by the growth in the level of capital expenditures.
     Interest income increased to $159,000 during the nine months ended September 30, 2005 from $26,000 during the nine months ended September 30, 2004. This increase was the result of the Company’s increase in cash and cash equivalents due to its December 2004 private placement of common shares along with increasing interest rates on its investments.
     During the nine months ended September 30, 2005, the Company had U.S. federal alternative minimum tax of $29,000 due to income earned by its U.S. based operations. Due to its U.S. and non-U.S. tax loss carryforwards, the Company had no other income tax expense during the nine months ended September 30, 2005.
     Outlook
     Primarily due to its growth in revenue, DATATRAK reported operating income for the first time in its EDC history during 2004, and has continued to report net income for the first nine months of 2005. Backlog at September 30, 2005 of $18,762,000 was greater than backlog reported at December 31, 2004 of $14,057,000. The growth in backlog was primarily the result of scope changes and extensions of existing contracts. As of September 30, 2005, new contract signings have added $5,702,000 to backlog since December 31, 2004, and new contract signings totaled $3,715,000 during the three month period ending September 30, 2005.
     Assuming that there are no contract delays or cancellations to current projects, and that DATATRAK meets its goals for attracting new business, the Company’s management believes that it will achieve approximately 35% to 45% revenue growth for the year ending December 31, 2005 compared to 2004.
     The Company expects to convert approximately $3,500,000 of its September 30, 2005 backlog into revenue during the final three months of 2005. Management expects DATATRAK’s gross margin to be approximately 75% for 2005. Management believes that SG&A expenses will increase by approximately 35% for the year ended December 31, 2005 as compared to 2004. The Company expects its effective tax rate for the year ended December 31, 2005 to be approximately 3% due to the use of its net operating loss carry-forwards.
     At September 30, 2005, DATATRAK maintains a full valuation allowance of approximately $10,600,000 against its deferred tax assets, which consist primarily of net operating loss carryforwards for both U.S. and non-U.S income taxes. Of the $10,600,000 total allowance, approximately $6,400,000 is recorded against the portion of DATATRAK’s deferred tax assets that represent net operating loss carryforwards for U.S income taxes. Through September 30, 2005, the Company has now recorded three years of cumulative U.S. income before taxes. Accordingly, DATATRAK’s management is performing the highly subjective analysis of future taxable income to evaluate the continued need for the valuation allowance. At this time, sufficient evidence does not exist to enable the reversal of all or some of the allowance.
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

     The Company’s contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received monthly as work on the contract progresses. All amounts received are recorded as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. The Company typically receives a low volume of large-dollar receipts. DATATRAK’s accounts receivable fluctuates due to the timing and size of cash receipts. Contracting and collection practices are designed to maintain an average collection period for accounts receivable of one to three months. Any increase in the Company’s normal collection period for accounts receivable could negatively impact its cash flow from operations and working capital. At September 30, 2005, the average collection period for accounts receivable was 51 days compared to 45 days at December 31, 2004. Accounts receivable (net of allowance for doubtful accounts) was $2,643,000 at September 30, 2005 and $1,990,000 at December 31, 2004. DATATRAK’s increased revenue has caused the accounts receivable balance to increase during 2005. Deferred revenue was $1,107,000 at September 30, 2005 compared to $585,000 at December 31, 2004. The increase in deferred revenue is due to start-up payments received on recently signed contracts.
     Cash and cash equivalents increased $1,530,000 during the nine months ended September 30, 2005. This was the result of $1,413,000 provided by operating activities, $713,000 used in investing activities and $971,000 provided by financing activities. Foreign currency fluctuations caused a $141,000 decrease in cash and cash equivalents. Cash provided by operating activities was the result of the Company’s net income of $1,205,000, plus non cash operating items of $535,000. This $1,740,000 increase was offset by the $653,000 increase in accounts receivable, caused by the Company’s growth in revenue during the first nine months of 2005. The increase in deferred revenue caused cash from operating activities to increase by $522,000. Changes in other current assets and liabilities caused cash from operating activities to decrease by $196,000. Investing activities included $808,000 used to purchase property and equipment, offset by net maturities of investments totaling $95,000. Financing activities consist of net proceeds from the issuance of common shares resulting from exercises of common share options offset by costs associated with the Company’s private placement of common shares and warrants to purchase its common shares.
     At September 30, 2005, the Company had working capital of $10,560,000 and its cash, cash equivalents and short-term investments totaled $9,475,000. The Company’s working capital increased by $1,985,000 since December 31, 2004. The increase was primarily due to cash, cash equivalents and short-term investments increasing by $1,555,000 and accounts receivable increasing by $653,000 during the nine months ended September 30, 2005. These increases were offset by a $522,000 increase in deferred revenue. Changes in other current assets and liabilities caused working capital to increase by $299,000.
     The Company is party to a lease agreement that requires it to maintain a restricted cash balance. DATATRAK’s restricted cash balance was $71,000 at September 30, 2005.
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
     During the nine months ended September 30, 2005, the Company had cash expenditures totaling $1,336,000 for capital assets, equipment maintenance and related items. Of this $1,336,000, $299,000 was recorded as SG&A expense, $808,000 was recorded as capital assets and is being expensed to depreciation and amortization expense over the useful life of the assets and $229,000 represent prepaid expenses that are being expensed as SG&A expense over the life of the underlying asset. The Company anticipates additional cash expenditures for capital assets, equipment maintenance and related items of approximately $700,000 through the end of 2005 for continued commercialization, product development and maintenance of DATATRAK EDC® and the anticipated growth of DATATRAK’s business and information technology infrastructure. DATATRAK’s management expects that a portion of these costs will be capitalized and a portion will be recorded as SG&A expense, on a basis consistent with the first nine months of 2005. A portion of these anticipated expenditures are dependent on the Company’s growth, and are therefore discretionary in nature.
     The Company records research and development expenditures as part of its SG&A expenses. During the nine months ended September 30, 2005, the Company expended $1,153,000 for research and development expenditures. DATATRAK’s 2005 research and development expenditures have been and will continue to be for the continued enhancement and modifications to the DATATRAK EDC® software, the integration of DATATRAK EDC® with SAS® Drug Development software and the development of the DataUnifyer™.
     Included in SG&A expenses for the nine months ended September 30, 2005 is $356,000 related to the Company’s Sarbanes-Oxley compliance efforts. The Company’s management anticipates that DATATRAK will expend approximately an additional $250,000 during the remainder of 2005 in conjunction with its Sarbanes-Oxley compliance efforts.
     DATATRAK expects to fund its working capital requirements from existing cash and cash equivalents, maturities of short-term investments and cash flow from operations. The Company believes that, with its continued anticipated growth in revenue, its cash and cash equivalents, maturities of short-term investments and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future. However, DATATRAK may need to raise additional funds to offset delays or cancellations of contracts, support expansion, respond to competitive pressures, acquire complementary businesses or technology or take advantage of unanticipated opportunities. Additional funds may be raised by selling debt or equity securities, by entering into strategic relationships or through other arrangements. Additional capital may not be available on acceptable terms, if at all. To the extent that additional equity capital is raised, it could have a dilutive effect on existing shareholders.
Inflation
     To date, the Company believes the effects of inflation have not had a material adverse effect on its results of operations or financial condition.
Information About Forward-Looking Statements
     Certain statements made in this Form 10-Q, other SEC filings, written materials or orally by the Company or its representatives may constitute forward-looking statements that are based on management’s current beliefs, estimates and assumptions concerning the operations, future results and prospects of the Company and the clinical pharmaceutical research industry in general. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements related to future revenue, profits, expenses, income and earnings per share or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In addition, words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to the safe harbors created in the Exchange Act. Factors that may cause actual results to differ materially from those in the forward-looking statements include the ability of the Company to absorb corporate overhead and other fixed costs in order to successfully market the DATATRAK EDC™ software; the development of and fluctuations in the market for electronic data capture technology; the degree of the Company’s success in obtaining new contracts; the timing of payments from customers and the timing of clinical trial sponsor decisions to conduct new clinical trials or cancel or delay ongoing trials; governmental regulation; the early stage of the Company’s ASP operations; and general economic conditions such as the rate of employment, inflation, interest rates and the condition of capital markets. This list of factors is not all inclusive. In addition, the Company’s success depends on the outcome of various strategic initiatives it has undertaken, all of which are based on assumptions made by the Company concerning trends in the clinical research market and the health care industry. Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not undertake any obligation to update any statements whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates since it funds its operations through short-term investments and has business transactions in Euros. A summary of the Company’s market risk exposures is presented below.
     Interest Rate Risk
     DATATRAK has fixed income investments consisting of cash equivalents and short-term investments, which may be affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents and short-term investments with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Investments are reported at amortized cost, which approximates fair value. A 1.0% change in interest rates during the nine months ended September 30, 2005, would have resulted in a $66,000 change in DATATRAK’s interest income during the period.
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
     DATATRAK’s financial position and results of operations are impacted by translation adjustments caused by the conversion of foreign currency accounts and operating results into U.S. dollars for financial reporting purposes. A 1.0% fluctuation in the exchange rate between the U.S. dollar and the Euro at September 30, 2005, would have resulted in a $25,000 change in the foreign currency translation amount recorded on the Company’s balance sheet, due to foreign currency translations. A 1.0% fluctuation in the average exchange rate between the U.S. dollar and the Euro for the nine months ended September 30, 2005 would have resulted in a $32,000 change in the Company’s net income for the nine months ended September 30, 2005 due to foreign currency translations. During the nine months ended September 30, 2005, the average exchange rate between the Euro and the U.S. dollar increased by approximately 3.0% compared to the nine months ended September 30, 2004, and increased by approximately 1.8% compared to the nine months ended December 31, 2004. The conversion of the Company’s foreign operations into U.S. dollars upon consolidation resulted in net income that was approximately $93,000 lower than would have been recorded had the exchange rate between the Euro and the U.S. dollar remained consistent with 2004 rates.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) as of the end of the period covered by this report. Based upon that evaluation the Company’s management, including the chief executive officer and chief financial officer, have concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, so that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Part II. Other Information
Item 1. Legal Proceedings
     None.
Item 2. Changes in Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the Annual Meeting of Shareholders held on July 22, 2005 (the “Annual Meeting”), the Company’s shareholders voted to approve the following: (1) a proposal to grant discretionary authority to adjourn the Annual Meeting (“Proposal to Adjourn”) and (2) the Omnibus Plan.
     The following is a summary of the voting:

	Approval of the	Approval of the
Votes	Proposal to Adjourn	Omnibus Plan
For	4,643,773	2,301,964
Against	688,096	1,004,888
Abstain	582,676	3,992
Non-votes	—	2,603,701
     Also at the Annual Meeting, the Company’s shareholders voted to elect Timothy G. Biro, Robert M. Stote and Jerome H. Kaiser each to an additional two-year term as a director of the Company.
     The following is a summary of the voting:

Votes	Timothy G. Biro	Robert M. Stote	Jerome H. Kaiser
For	5,694,192	5,846,545	5,769,426
Withheld	220,353	68,000	145,119

Item 5. Other Information
     None.
Item 6. Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATATRAK International, Inc.
Registrant

Date: November 14, 2005	/s/ Jeffrey A. Green
Jeffrey A. Green,
President and Chief Executive Officer and a Director
(Principal Executive Officer)

Date: November 14, 2005	/s/ Terry C. Black
Terry C. Black,
Vice President of Finance, Chief Financial Officer,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)