Form 10-Q
period 2006-03-31
DATATRAK INTERNATIONAL INC
filed 2006-05-10
CIK 886530

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of “large accelerated filer” and “accelerated filer” in Exchange Act Rule 12b-2).
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
The number of Common Shares, without par value, outstanding as of April 30, 2006 was 11,361,754.

Part I. Financial Information
Item 1 — Financial Statements
DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Note A)
ASSETS
Current assets
Cash and cash equivalents	$3,291,176	$4,407,431
Short-term investments	2,034,730	4,955,491
Accounts receivable, less allowances	3,025,233	2,853,823
Deferred tax asset	266,000	287,000
Prepaid expenses and other current assets	680,756	702,075

Total current assets	9,297,895	13,205,820

Property and equipment, at cost net of accumulated depreciation and amortization	5,099,683	1,878,404
Other assets
Restricted cash	71,347	69,976
Deferred tax asset	913,000	913,000
Deposit	39,549	39,549
Intangible assets, net of accumulated amortization	2,591,706	—
Goodwill	12,940,977	—

	16,556,579	1,022,525

Total assets	$30,954,157	$16,106,749

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$350,344	$549,886
Current portion of long-term debt	500,745	—
Accrued expenses	1,933,122	832,860
Deferred revenue	906,994	1,027,015

Total current liabilities	3,691,205	2,409,761

Long term liabilities
Long-term debt	3,500,000	—
Deferred tax liability	2,053,600	—

	5,553,600	—

Shareholders’ equity
Serial preferred shares, without par value, 1,000,000 shares authorized, none issued	—	—
Common share warrants	700,176	711,872
Common shares, without par value, authorized 25,000,000 shares; issued 14,661,754 shares as of March 31, 2006 and 13,613,161 shares as of December 31, 2005; outstanding 11,361,754 shares as of March 31, 2006 and 10,313,161 shares as of December 31, 2005	69,928,598	61,810,321
Treasury shares, 3,300,000 shares at cost	(20,188,308)	(20,188,308)
Accumulated deficit	(28,506,359)	(28,425,289)
Foreign currency translation	(224,755)	(211,608)

Total shareholders’ equity	21,709,352	13,696,988

Total liabilities and shareholders’ equity	$30,954,157	$16,106,749

Note A:	The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenue	$4,500,868	$3,635,352

Direct costs	1,171,876	914,768

Gross profit	3,328,992	2,720,584

Selling, general and administrative expenses	2,981,212	2,045,303
Depreciation and amortization	438,682	175,640

(Loss) income from operations	(90,902)	499,641

Other income (expense):
Interest income	81,101	44,742
Interest (expense)	(50,269)	—

(Loss) income before income taxes	(60,070)	544,383

Income tax expense	21,000	12,273

Net (loss) income	$(81,070)	$532,110

Net (loss) income per share:

Basic:

Net (loss) income per share	$(0.01)	$0.05

Weighted average shares outstanding	10,845,627	10,034,632

Diluted:

Net (loss) income per share	$(0.01)	$0.05

Weighted average shares outstanding	10,845,627	11,282,052

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating Activities
Net (loss) income	$(81,070)	$532,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	438,682	175,640
Stock based compensation	193,283	16,527
Accretion of discount on investments	(36,558)	(35,469)
Changes in operating assets and liabilities:
Accounts receivable	(21,150)	(633,508)
Prepaid expenses and other current assets	41,921	(216,946)
Deferred tax assets	21,000	—
Accounts payable and accrued expenses	(127,254)	(184,844)
Deferred revenue	(306,817)	55,817

Net cash provided by (used in) operating activities	122,037	(290,673)

Investing activities
Acquisition of ClickFind, less cash acquired	(3,901,381)	—
Purchases of property and equipment	(209,721)	(164,864)
Maturities of short-term investments	3,000,000	1,750,000
Purchases of short-term investments	(42,681)	(1,726,814)

Net cash used in investing activities	(1,153,783)	(141,678)

Financing activities
Proceeds from issuance of common shares and stock option exercises	50,139	505,824
Repayment of long-term debt	(118,184)	—

Net cash (used in) provided by financing activities	(68,045)	505,824

Effect of exchange rate on cash	(16,464)	(47,769)

(Decrease) increase in cash and cash equivalents	(1,116,255)	25,704
Cash and cash equivalents at beginning of period	4,407,431	2,232,276

Cash and cash equivalents at end of period	$3,291,176	$2,257,980

Unpaid Acquisition Costs	$824,486	$—

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of DATATRAK International, Inc. and subsidiaries (“DATATRAK” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that might affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     On July 20, 2005, DATATRAK’s Board of Directors approved a three-for-two share split that was distributed in the form of a 50% share dividend. The Company’s shareholders of record at the close of business on August 15, 2005 received one additional Common Share for every two Common Shares held on that date. The new Common Shares were distributed on or around August 31, 2005 and began trading ex-dividend on September 1, 2005. The Company has restated all prior reported Common Share and per share amounts as if the share split had occurred at the beginning of the earliest period being reported.
2. ClickFind Acquisition
     On February 13, 2006, DATATRAK acquired all of the outstanding stock of ClickFind, Inc. (“ClickFind”), a technology company focused on the clinical trials industry, located in Bryan, Texas. As a result of the acquisition, the Company’s management believes DATATRAK will have the most extensive eClinical software suite in the clinical trials industry.
     The negotiated terms of the acquisition were for an aggregate purchase of $18,000,000, less approximately $328,000 in certain transaction expenses and certain indebtedness of ClickFind. A component of the purchase price was paid with common shares of the Company, valued at $9.25 per share, as determined by the terms of the acquisition agreement. The acquisition was recorded as a purchase, and as such, for the purpose of recording the acquisition, the value of the common shares used in the acquisition were valued at $7.66 per share, based on the average closing price per share of the Company’s common shares for the period from February 9 through February 15, 2006.
     Based on the common share price of $7.66 per share, the total acquisition cost including acquisition related expenses of approximately $848,000 was $16,672,000. The cash portion of the purchase price, net of cash acquired of approximately $82,000 and including unpaid accrued expenses at March 31, 2006, was approximately $4,726,000. The remainder of the purchase price consisted of $4,000,000 in notes payable and the issuance of approximately $7,864,000 in common shares (1,026,522 common shares), both of which are excluded from the Company’s consolidated statement of cash flows. The notes payable bear interest at prime plus 1%, and principal payments are due in installments of $500,000, $500,000 and $3,000,000 on February 1, 2007, 2008 and 2009, respectively.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
     The acquisition was accounted for as a purchase, and accordingly fair value adjustments to the assets acquired and liabilities assumed were recorded as of the date of acquisition. The Company has obtained a preliminary third party valuation of certain tangible and intangible assets acquired. DATATRAK has estimated its acquisition related deferred tax liability to be $2,054,000, pending final determination of the deductibility of certain intangible assets. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of the acquisition.

Cash, accounts receivable and other current assets	$254,000
Amortizable intangible assets	6,040,000
Goodwill	12,941,000
Accounts payable and other current liabilities	(391,000)
Long-term debt	(118,000)
Deferred tax liability	(2,054,000)

Total acquisition cost	$16,672,000

     Subsequent to the acquisition, the $118,000 of assumed long-term debt was paid in full.
     Of the $6,040,000 of acquired amortizable intangible assets, $3,330,000 was assigned to the software now known as DATATRAK eClinical™ and will be amortized over seven years. Of the remaining $2,710,000 of acquired amortizable intangible assets, $1,160,000 was assigned to employee non-compete agreements and $1,550,000 was assigned to contracts and customer relationships, each will be amortized over three years. The $12,941,000 of goodwill is not deductible for income tax purposes.
     The operating results of ClickFind have been included in the Company’s consolidated results of operations for all periods subsequent to February 13, 2006. Unaudited pro forma data for the three months ended March 31, 2006 and March 31, 2005, as though the Company had acquired ClickFind at the beginning of 2005, is set forth below. The pro forma operating results are not necessarily indicative of what would have occurred had the transaction taken place on January 1, 2005.

	Three Months Ended March 31,
	2006	2005
Pro forma revenue	$4,709,000	$4,096,000
Pro forma net (loss) income	$(359,000)	$175,000
Pro forma basic (loss) income per share	$(0.03)	$0.02
Pro forma diluted (loss) income per share	$(0.03)	$0.01
3. Stock Based Compensation
     The Company has three share option plans with unexpired options that may be exercised by the holders of such options. At March 31, 2006, the Company had reserved 3,046,066 common shares for the exercise of common share options. The Company has granted 2,779,094 options to purchase common shares to employees, directors and others of which 1,170,590 have been previously exercised. There are 266,972 options to purchase common shares available for future grants, however no future option grants are expected be made under the Company’s share option plans. The weighted average contractual life of all options outstanding was 5.6 years as of March 31, 2006. The range of exercise prices for all options outstanding at March 31, 2006 was $1.33 to $12.93.
     The Amended and Restated 1996 Outside Directors’ Stock Option Plan, as amended ( the “1996 Director Plan”) was established by the Company to provide common share options as compensation to directors of the Company. Certain options, as approved by the Company’s shareholders, were granted under the 1996 Director Plan at exercise prices below the market value of a common share on the date of approval. All compensation expense related to these common share options was recognized prior to

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
January 1, 2005. All other options granted under the 1996 Director Plan have been granted at exercise prices that represented the fair market value of a common share on the date of grant. Options fully vest in no more than three years following the grant date. All options granted under the 1996 Director Plan expire ten years after the grant date. At March 31, 2006 there were 66,750 options outstanding under the 1996 Director Plan with exercise prices ranging from $2.79 to $5.50, all of which were 100% vested. These options had a weighted average contractual life of 2.1 years and a weighted average exercise price of $3.08.
     The Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan (the “1996 Plan”) provides for the granting of options to purchase common shares to key employees and consultants of the Company and its affiliates. During 2000, 116,031 common share options were granted at exercise prices of less than the fair market value of a common share on the date of grant. All compensation expense related to these common share options was recognized prior to January 1, 2005. All other options granted under the 1996 Plan have been granted at exercise prices that represented the fair market value of a common share on the date of grant. Vesting of options awarded under the 1996 Plan ranges from two to four years, as determined by the Board of Directors’ Compensation Committee, and all options granted under the 1996 Plan expire ten years after the grant date. At March 31, 2006 there were 1,016,004 options outstanding under the 1996 Plan with exercise prices ranging from $1.33 to $12.93, of which 676,976 were 100% vested. These options had a weighted average contractual life of 5.8 years and a weighted average exercise price of $3.85.
     The Amended and Restated Outside Director Stock Option Plan (the “Director Plan”) provides for the granting of options to purchase common shares to outside directors of the Company. Certain options approved by Company’s Board of Directors and its shareholders have been granted at exercise prices below the market value of a common share on the grant date in 2000. All compensation expense related to these common share options was recognized prior to January 1, 2005. All other options granted under the Director Plan have been granted at exercise prices that represented the fair market value of a common share on the date of grant. Options fully vest one year following the grant date. All options granted under the Director Plan expire ten years after the grant date. At March 31, 2006 there were 525,750 options outstanding under the Director Plan with exercise prices ranging from $1.33 to $7.56, all of which were 100% vested. These options had a weighted average contractual life of 5.6 years and a weighted average exercise price of $2.93.
     On January 1, 2006, DATATRAK adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment,” using the “modified prospective” method. Under this method compensation cost is recognized beginning January 1, 2006 based on the requirements of SFAS No. 123(R) for all share based payments granted after January 1, 2006, and based on the requirements of SFAS No. 123, “Accounting for Stock Based compensation,” for all awards granted to employees prior to January 1, 2006 that remain unvested at January 1, 2006. The Company has chosen to use the Black-Scholes option valuation model in valuing stock options granted prior to January 1, 2006, and will continue to use this valuation model for options granted after January 1, 2006.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
     Prior to January 1, 2006, the Company accounted for stock based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” for stock options granted to employees and directors, and followed the alternative fair value accounting provided for under SFAS No. 123 for stock options granted to non-employees. SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires disclosure of compensation expense under both APB No. 25 and SFAS No. 123. The following assumptions were used to estimate the fair value, for the options granted during 2005, using the Black-Scholes option pricing model.

Weighted average risk free interest rate	4.2%
Weighted average volatility of the expected market price of the common shares	1.01
Dividend yield	0.0%
Weighted-average expected life of the option	7 years
Weighted-average fair value per share of options granted	$9.90
     For purposes of pro forma disclosures, the estimated value of the options is amortized to expense over the options’ vesting period.
     Because SFAS123(R) was adopted on January 1, 2006, the Company’s statement of operations for the three months ended March 31, 2005 does not include stock compensation expense related to the adoption of SFAS 123(R). The following table sets forth stock based compensation and pro forma information for the three months ended March 31, 2005.

Net income recorded	$532,000
Plus: stock compensation expense recognized	17,000
Less: stock compensation expense that would have been recognized under SFAS No. 123	267,000

Pro forma net income	$282,000

Pro forma basic income per share	$0.03

Pro forma diluted income per share	$0.03

     The adoption of SFAS 123(R) increased DATATRAK’s selling, general and administrative expenses by approximately $122,000, or $0.01 per share on both a basic and fully diluted basis, for the three months ended March 31, 2006. Because this expense is all related to incentive stock options, no income tax benefit is recognized for the stock compensation expense related to FAS 123(R). All options exercised during the three months ended March 31, 2006 were incentive stock options. The Company’s unamortized compensation cost, related to nonvested stock options, at March 31, 2006 was $1,074,000. These costs are expected to be amortized over a weighted average period of approximately 2.0 years.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
     The Company’s share option activity and related information for the three months ended March 31, 2006 is summarized below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Options	Price	Value	Life

Outstanding at January 1, 2006	1,619,891	$3.52
Granted	—	—
Exercised	(10,886)	3.65
Cancelled	(501)	6.40

Outstanding at March 31, 2006	1,608,504	$3.52	$6,147,000	5.6 Years

Vested or expected to vest at March 31, 2006	1,608,504	$3.52	$6,147,000	5.6 Years

Exercisable at March 31, 2006	1,269,476	$3.00	$5,514,000	4.9 Years

     It is management’s expectation that substantially all unvested options outstanding at March 31, 2006 will become fully vested. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $47,000 and $2,068,000 respectively. Total cash received by the Company from stock option exercises was $40,000 and $593,000 during the three months ended March 31, 2006 and 2005, respectively.
4. Net (Loss) Income per Share
     The following table sets forth the computation of basic and diluted net (loss) income per share.

	Three Months Ended March 31,
	2006	2005
Net (loss) income used in the calculation of basic and diluted earnings per share	$(81,070)	$532,110

Denominator for basic net (loss) income per share – weighted average common shares outstanding	10,845,627	10,034,632
Effect of dilutive common share options and warrants	—	1,247,420

Denominator for diluted net (loss) income per share	10,845,627	11,282,052

Basic net (loss) income per share	$(0.01)	$0.05

Diluted net (loss) income per share	$(0.01)	$0.05

Weighted average common share options and warrants excluded from the computation of diluted net (loss) income per share because they would have an anti-dilutive effect on net (loss) income per share	1,774,825	17,483

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
5. Comprehensive (Loss) Income
     The following table sets forth comprehensive (loss) income.

	Three Months Ended March 31,
	2006	2005
Net (loss) income	$(81,070)	$532,110
Foreign currency translation	(13,147)	(59,452)

Comprehensive (loss) income	$(94,217)	$472,658

6. Shareholders’ Equity
     A portion of the purchase price for ClickFind was paid in common shares of the Company. Per the terms of the acquisition agreement, the former shareholders of ClickFind were issued 1,026,522 DATATRAK common shares on February 13, 2006.
     During March 2006 the holder of 3,258 common share warrants, with an exercise price of $3.20 per share, surrendered the warrants along with the exercise price in exchange for 3,258 common shares. In addition, during the three months ended March 31, 2006, the holders of 10,886 common share options, at a weighted average exercise price of $3.65 per share, exercised the options and purchased 10,886 common shares.
     Pursuant to the Company’s director compensation program, non-employee Directors were awarded 5,427 common shares, under the Company’s 2005 Omnibus Equity Plan, during the three months ended March 31, 2006.
7. Operating Leases
     The Company leases certain office equipment and space. During the three months ended March 31, 2006, the Company entered into new lease agreements for office space in Mayfield Heights, Ohio and Bryan, Texas. Future minimum lease payments for the Company under noncancelable operating leases as of March 31, 2006 are as follows:

Twelve Months ended March 31,	Amount
2007	$876,000
2008	866,000
2009	872,000
2010	575,000
2011	567,000
Subsequent to March 31, 2011	913,000

$4,669,000

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
8. Income Taxes
     Income tax expense (benefit) consists of the following:

	Three Months Ended March 31,
	2006	2005
Current:
Federal	$—	$12,000
State and local	—	—

	—	12,000

Deferred
Federal	21,000	—

State and local	—	—

	21,000	—

	$21,000	$12,000

     A reconciliation of income tax expense (benefit) at the U.S. federal statutory rate to the effective income tax rate is as follows:

	Three Months Ended March 31,
	2006	2005
Income tax (benefit) provision at the United States statutory rate	$(21,000)	$185,000
Reversal of valuation allowance	—	(173,000)
Non-deductible permanent differences	42,000	—

	$21,000	$12,000

9. Reclassification
     Certain prior year amounts have been reclassified to conform to the current year presentation.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     The information set forth and discussed below for the three month period ended March 31, 2006 is derived from, and should be read in conjunction with, the condensed consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.
General
     DATATRAK is a provider of software and other related services, commonly referred to as an application service provider, or ASP. DATATRAK’s customers use the software known as DATATRAK EDC® and DATATRAK eClinical™ to collect and transmit clinical trial data, commonly referred to as electronic data capture, or EDC. The Company’s services assist companies in the clinical pharmaceutical, biotechnology, contract research organization and medical device research industries, in accelerating the completion of clinical trials. Approximately 17% of the Company’s assets, or $5,326,000, is held in cash, cash equivalents and short-term investments, and goodwill accounts for approximately 42% or $12,941,000 of the Company’s total assets. The Company is continuing to enhance and commercialize its business and software, and anticipates that its operating results may fluctuate significantly from period to period. There can be no assurance of the Company’s long-term future prospects.
     On January 1, 2006, DATATRAK adopted SFAS No. 123(R) using the “modified prospective” method. Under this method compensation cost is recognized beginning January 1, 2006 based on the requirements of SFAS No. 123(R) for all share based payments granted after January 1, 2006, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006 that remain unvested at January 1, 2006. The Company has chosen to use the Black-Scholes option valuation model in valuing stock options granted prior to January 1, 2006, and will continue to use this valuation model for options granted after January 1, 2006. The adoption of SFAS 123(R) increased DATATRAK’s selling, general and administrative expenses by approximately $122,000, or $0.01 per share on both a basic and fully diluted basis, for the three months ended March 31, 2006. Because this expense is all related to incentive stock options, no income tax benefit is recognized for the stock compensation expense related to FAS 123(R). The Company’s unamortized compensation cost, related to nonvested stock options, at March 31, 2006 was $1,074,000. These costs are expected to be amortized over a weighted average period of approximately 2.0 years.
     On February 13, 2006, DATATRAK acquired all of the outstanding stock of ClickFind, a technology company focused on the clinical trials industry, located in Bryan, Texas. As a result of the acquisition, the Company’s management believes DATATRAK will have the most extensive eClinical software suite in the clinical trials industry. The total acquisition cost, on a purchase accounting basis, including acquisition related expenses of approximately $848,000 was $16,672,000. The cash portion of the purchase price, net of cash acquired of approximately $82,000 and including unpaid accrued expenses at March 31, 2006, was approximately $4,726,000. The remainder of the purchase price consisted of $4,000,000 in notes payable and approximately $7,864,000 in common shares (1,026,522 common shares). The value of the 1,026,522 common shares, for the purchase allocation, was determined based on the average closing price per share of the Company’s common shares for the period from February 9 through February 15, 2006. The notes payable bear interest at prime plus 1%, and principal payments are due in installments of $500,000, $500,000 and $3,000,000 on February 1, 2007, 2008 and 2009, respectively. The operating results of ClickFind have been included in the Company’s consolidated results of operations for all periods subsequent to February 13, 2006.

     DATATRAK’s contracts provide a fixed price for each component or service to be delivered and revenue is recognized as these components or services are delivered. DATATRAK recognizes revenue based on the performance or delivery of the following specified services or components of its EDC contracts in the manner described below:
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
     In some instances, the Company offers volume discounts to customers over multiple contracts. The Company estimates the volume discounts to be earned over the life of the contracts to which the discount applies. As a contract progresses, revenues are recorded using rates that reflect the anticipated volume discount to be achieved by the customer. The termination of a contract subject to a volume discount could result in a material adjustment to revenue previously recognized, in order to reflect the true economic value of the contract at the time of cancellation. At December 31, 2005, DATATRAK had deferred $125,000 of revenue as a result of its contracts subject to volume discounts. For the three months ended March 31, 2006, an additional $16,500 of revenue was deferred as a result of its contracts subject to volume discounts.
     Backlog consists of anticipated revenue from authorization letters to commence services and signed contracts yet to be completed. Potential contracts or authorization letters that have passed the verbal stage, but have not yet been signed, are excluded from backlog. At March 31, 2006, DATATRAK’s backlog was $18,927,000. DATATRAK’s contracts can be cancelled or delayed at anytime and, therefore, the Company’s backlog, at any point in time, is not an accurate predictor of future levels of revenue. As a result of DATATRAK’s transactional and service-based business model combined with the dynamic nature of the clinical trials market where changes in scope are common, backlog has historically not been an accurate predictor of short-term revenue.
Critical Accounting Policies
     In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has identified the most critical accounting principles upon which its financial status depends. Critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies were identified to be those related to revenue recognition, software development costs, stock based compensation and income taxes.
     A summary of the Company’s critical accounting policies related to revenue recognition, software development costs, stock based compensation and income taxes can be found in the Company’s Annual Report on Form 10-K, filed on March 13, 2006, (“Annual Report”) under the heading “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
     Three months ended March 31, 2006 compared with three months ended March 31, 2005
     Revenue for the three months ended March 31, 2006 increased 23.8% to $4,501,000, as compared to $3,635,000 for the three months ended March 31, 2005. During the first quarter of 2006, DATATRAK recorded revenue related to 93 contracts compared to 60 contracts during 2005. For the three months ended March 31, 2006, $4,070,000 of revenue was the result of contracts that were in backlog at December 31, 2005 and $205,000 was the result of new business. In addition, during the three months ended March 31, 2006, the Company recorded revenue of $226,000 from 22 contracts that were acquired from ClickFind on February 13, 2006. For the first quarter of 2005, $3,471,000 of revenue was generated from contracts that were in backlog at December 31, 2004 and $164,000 of revenue was the result of new business. Accounting for the acquisition of ClickFind as though it occurred on January 1, 2005, pro forma revenue for the three month period ended March 31, 2006, would have been $4,709,000, an increase of 15.0% over pro forma revenue of $4,096,000 for the three month period ended March 31, 2005.
     Direct costs of revenue, mainly personnel costs, were $1,172,000 and $915,000 during the three months ended March 31, 2006 and 2005, respectively. Additional staff and other payroll cost increases accounted for $225,000 of the $257,000 increase. The increase in personnel costs was caused by the acquisition of ClickFind as well as additional hiring. DATATRAK’s gross margin decreased to 74.0% for the three months ended March 31, 2006 compared to 74.8% for the three months ended March 31, 2005.
     Selling, general and administrative (“SG&A”) expenses include all administrative personnel costs, business and software development costs, and all other expenses not directly chargeable to a specific contract. SG&A expenses increased by 45.8% to $2,981,000 from $2,045,000 for the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006, SG&A expenses were 66.2% of revenue compared to 56.3% of revenue during 2005. Personnel and payroll cost increases, director compensation costs, stock compensation expense and the Company’s sales incentive bonus plan accounted for $514,000 of the $936,000 increase. Of this $514,000 increase, $193,000 was due to stock compensation expense. Other personnel increases were caused by the acquisition of ClickFind and additional hiring. Outside consulting fees increased $231,000, due to the Company’s software and business development projects. Increased sales and marketing activity accounted for the remainder of the increase in SG&A costs.
     Depreciation and amortization expense increased to $439,000 during the three months ended March 31, 2006 from $176,000 during the three months ended March 31, 2005. Included in depreciation and amortization expense is $198,000 of expense related to the $6,040,000 of intangible assets acquired in the ClickFind acquisition. The remainder of the increase was the result of an increase in the number of assets being placed in service during the past year.
     During the three months ended March 31, 2006 the Company incurred expenses totaling $122,000, related to stock compensation expense, which are not deductible for U.S. income tax purposes. Due to these non-deductible items, DATATRAK has deferred income tax expense totaling $21,000. Due to anticipated utilization of the Company’s net operating loss carryforwards, DATATRAK has no current tax payable at March 31, 2006.
Liquidity and Capital Resources
     Since its inception, the Company’s principal sources of cash have been cash flow from operations and proceeds from the sale of equity securities. The Company’s investing activities primarily reflect capital expenditures and sales and purchases of short-term investments. In February 2006, the Company used approximately $4,000,000 in cash to complete the ClickFind acquisition.
     The Company’s contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received monthly as work on the contract progresses. All amounts received are recorded as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. The Company typically receives a low volume of large-dollar receipts. DATATRAK’s accounts receivable fluctuates due to the timing and size of cash receipts. Contracting and collection practices are designed to maintain an average collection period for accounts receivable of one to three months. Any increase in the Company’s normal collection period for accounts receivable could negatively impact its cash flow from operations and working capital. At March 31, 2006, the average collection period for accounts receivable was 57 days compared to 56 days at December 31, 2005. Accounts receivable (net of allowance for doubtful accounts) was $3,025,000 at March 31, 2006 and $2,854,000 at December 31, 2005. The increase in accounts receivable was caused by the accounts receivable acquired from ClickFind. Deferred revenue was $907,000 at March 31, 2006 compared to $1,027,000 at December 31, 2005.
     Cash and cash equivalents decreased $1,116,000 during the three months ended March 31, 2006. This was the result of $122,000 provided by operating activities, $1,154,000 used in investing activities and $68,000 used in financing activities. Foreign currency fluctuations caused a $16,000 decrease in cash and cash equivalents. Cash provided by operating activities was the result of the Company’s net loss of $81,000, which was offset by non cash operating items of $595,000. The decrease in operating liabilities caused cash to decrease by $434,000, and changes in other operating assets caused a $42,000 increase in cash during the first three months of 2006. Investing activities included $3,901,000 used for the acquisition of ClickFind, as well as $210,000 to purchase property and equipment, offset by net maturities of investments totaling $2,957,000. Financing activities consist of $50,000 of proceeds from the issuance of common shares resulting from exercises of common share options and warrants and $118,000 used to repay long-term debt assumed from ClickFind.
     At March 31, 2006, the Company had working capital of $5,607,000 and its cash, cash equivalents and short-term investments totaled $5,326,000. The Company’s working capital decreased by $5,189,000 since December 31, 2005. The decrease was primarily due to cash, cash equivalents and short-term investments decreasing by $4,037,000, caused by the acquisition of ClickFind, and current liabilities increasing by $1,281,000 during the three months ended March 31, 2006. Changes in other current assets caused working capital to increase by $129,000.
     The Company is party to a lease agreement that requires it to maintain a restricted cash balance. DATATRAK’s restricted cash balance was $71,000 at March 31, 2006.
     The Company has established a line of credit with a bank that allows it to borrow up to a certain percentage of its investments, as determined by the type of investment, held at the bank. The line of credit bears interest at rates based on the prime rate, and is payable on demand. There were no amounts available to be borrowed and no amounts were outstanding against this line of credit at March 31, 2006.
     The terms of the Company’s recently completed acquisition of ClickFind required it to pay approximately $4,000,000 of cash to the former shareholders of ClickFind in February 2006. DATATRAK also issued notes payable to certain former shareholders of ClickFind in the amount of $4,000,000 that bear interest at prime plus 1%, and are payable in installments of $500,000, $500,000 and $3,000,000 on February 1, 2007, 2008 and 2009, respectively. The Company is responsible for the costs of integrating ClickFind’s operations with its current operations, and all future operating costs of ClickFind. The Company intends to fund these additional costs with its cash and cash equivalents, maturities of short-term investments, cash flow from operations and borrowings against its line of credit.
     The Company intends to continue to fund the enhancement and testing of the DATATRAK EDC® software, as well invest in the development, enhancement and testing of DATATRAK eClinical™. The Company’s operations and the EDC market are still in a developmental stage. DATATRAK has experienced revenue growth, and anticipates recording net income and positive cash flow from operations for the year ended December 31, 2006, as it continues to build its customer base, increase its backlog and convert existing backlog into revenue.

     During the three months ended March 31, 2006, the Company had cash expenditures totaling $508,000 for capital assets, equipment maintenance and related items. Of this $508,000, $47,000 was recorded as SG&A expense, $210,000 was recorded as capital assets and is being expensed to depreciation and amortization expense over the useful life of the assets and $251,000 represents prepaid expenses that are being expensed as SG&A expense over the life of the underlying asset. The Company anticipates additional cash expenditures for capital assets, equipment maintenance and related items of approximately $2,500,000 through the end of 2006 for continued commercialization, product development and maintenance of DATATRAK EDC® and DATATRAK eClinical™ and the anticipated growth of DATATRAK’s business and information technology infrastructure. A portion of these anticipated expenditures are dependent on the Company’s growth, and are therefore discretionary in nature.
     The Company records research and development expenditures as part of its SG&A expenses. During the three months ended March 31, 2006, the Company expended $596,000 for research and development expenditures. DATATRAK’s 2006 research and development expenditures will be for the continued enhancement and modifications to the DATATRAK EDC® and DATATRAK eClinical™ software solutions, the integration with SAS® Drug Development software and the development of the DataUnifyer™ product.
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
Information About Forward-Looking Statements
     Certain statements made in this Form 10-Q, other SEC filings, written materials or orally by the Company or its representatives may constitute forward-looking statements that are based on management’s current beliefs, estimates and assumptions concerning the operations, future results and prospects of the Company and the clinical pharmaceutical research industry in general. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements related to future revenue, profits, expenses, income and earnings per share or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In addition, words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to the safe harbors created in the Exchange Act. Factors that may cause actual results to differ materially from those in the forward-looking statements include the limited operating history on which the Company’s performance can be evaluated; the ability of the Company to continue to enhance its software products to meet customer and market needs; fluctuations in the Company’s quarterly results; the viability of the Company’s business strategy and its early stage of development; the timing of clinical trial sponsor decisions to conduct new clinical trials or cancel or delay ongoing trials; the Company’s dependence on major customers; government regulation associated with clinical trials and the approval of new drugs; the ability of the Company to compete in the emerging EDC market; losses that potentially could be incurred from breaches of contracts or loss of customer data; the inability to protect intellectual property rights or the infringement upon other’s intellectual property rights; the Company’s success in integrating ClickFind’s operations into its own operations and the costs associated with maintaining and developing two product suites; and general economic conditions such as the rate of employment, inflation, interest rates and the condition of capital markets. This list of factors is not all inclusive. In addition, the Company’s success depends on the outcome of various strategic initiatives it has undertaken, all of which are based on assumptions made by the Company concerning trends in the clinical research market and the health care industry. Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not undertake any obligation to update any statements whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates since it funds its operations through short-term investments and has business transactions in Euros. A summary of the Company’s market risk exposures is presented below.
     Interest Rate Risk
     DATATRAK has fixed income investments consisting of cash equivalents and short-term investments, and short and long-term notes payable which may be affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.
     The Company places its cash equivalents and short-term investments with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Investments are reported at amortized cost, which approximates fair value. A 1.0% change in interest rates during the three months ended March 31, 2006, would have resulted in a $19,000 change in DATATRAK’s interest income during the period.
     The Company’s notes payable bear interest bear interest at prime plus 1%, and interest is paid quarterly. A 1% change in the prime rate during the three months ended March 31, 2006, would have resulted in a $5,000 change in DATATRAK’s interest expense during the period.
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
     DATATRAK’s financial position and results of operations are impacted by translation adjustments caused by the conversion of foreign currency accounts and operating results into U.S. dollars for financial reporting purposes. A 1.0% fluctuation in the exchange rate between the U.S. dollar and the Euro at March 31, 2006, would have resulted in a $21,000 change in the foreign currency translation amount recorded on the Company’s balance sheet, due to foreign currency translations. A 1.0% fluctuation in the average exchange rate between the U.S. dollar and the Euro for the three months ended March 31, 2006 would have resulted in a $12,000 change in the Company’s net loss for the three months ended March 31, 2006 due to foreign currency translations. During the three months ended March 31, 2006, the average exchange rate between the Euro and the U.S. dollar decreased by approximately 8.4% compared to the three months ended March 31, 2005. The conversion of the Company’s foreign operations into U.S. dollars upon consolidation resulted in a net loss that was approximately $113,000 lower than would have been recorded had the exchange rate between the Euro and the U.S. dollar remained consistent with 2005 rates.

Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) as of the end of the period covered by this report. Based upon that evaluation the Company’s management, including the chief executive officer and chief financial officer, have concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Changes in Internal Controls
     There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     There are no material changes to the Risk Factors described under the title “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The information required to be filed pursuant to this Item 2 was previously included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
2.1	Agreement and Plan of Merger among DATATRAK International, Inc., CF Merger Sub, Inc., ClickFind, Inc., each of the shareholders of ClickFind, Inc and Jim Bob Ward, dated February 13, 2006 *

4.1	Form of Promissory Note*

10.1	Limited Software License Agreement between DATATRAK International, Inc. and Jim Bob Ward, dated February 13, 2006*

10.2	Employment Agreement between DATATRAK International, Inc. and Jim Bob Ward, dated February 13, 2006*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Incorporated herein by reference to the Company’s current report on Form 8-K dated February 13 2006 (File No. 000-20699).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATATRAK International, Inc.

Registrant

Date: May 10, 2006	/s/ Jeffrey A. Green

Jeffrey A. Green,
President and Chief Executive Officer and a Director
(Principal Executive Officer)

Date: May 10, 2006	/s/ Terry C. Black

Terry C. Black,
Vice President of Finance, Chief Financial Officer,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)