Form 10-Q
period 2006-06-30
DATATRAK INTERNATIONAL INC
filed 2006-08-07
CIK 886530

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of “large accelerated filer” and “accelerated filer” in Exchange Act Rule 12b-2).
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
The number of Common Shares, without par value, outstanding as of July 31, 2006 was 11,395,510.

Part I. Financial Information
Item 1 — Financial Statements
DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note A)
ASSETS
Current assets
Cash and cash equivalents	$2,175,925	$4,407,431
Short-term investments	1,998,220	4,955,491
Accounts receivable, less allowances	3,249,287	2,853,823
Deferred tax asset	584,000	287,000
Prepaid expenses and other current assets	908,704	702,075

Total current assets	8,916,136	13,205,820

Property and equipment, at cost
net of accumulated depreciation and amortization	4,866,007	1,878,404
Other assets
Restricted cash	74,153	69,976
Deferred tax asset	913,000	913,000
Deposit	39,549	39,549
Intangible assets, net of accumulated amortization	2,365,873	—
Goodwill	12,957,069	—

Total other assets	16,349,644	1,022,525

Total assets	$30,131,787	$16,106,749

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$115,764	$549,886
Notes payable	217,190	—
Current portion of long-term debt	500,000	—
Accrued expenses	1,538,495	832,860
Deferred revenue	959,736	1,027,015

Total current liabilities	3,331,185	2,409,761

Long-term liabilities
Long-term debt	3,500,000	—
Deferred tax liability	2,053,600	—

Total long-term liabilities	5,553,600	—

Total liabilities	8,884,785	2,409,761

Shareholders’ equity
Serial preferred shares, without par value, 1,000,000 shares authorized, none issued	—	—
Common share warrants	700,176	711,872
Common shares, without par value, authorized 25,000,000 shares; issued 14,690,344 shares as of June 30, 2006 and 13,613,161 shares as of December 31, 2005; outstanding 11,390,344 shares as of June 30, 2006 and 10,313,161 shares as of December 31, 2005	70,152,449	61,810,321
Treasury shares, 3,300,000 shares at cost	(20,188,308)	(20,188,308)
Accumulated deficit	(29,207,949)	(28,425,289)
Foreign currency translation	(209,366)	(211,608)

Total shareholders’ equity	21,247,002	13,696,988

Total liabilities and shareholders’ equity	$30,131,787	$16,106,749

Note A:	The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue	$4,829,445	$3,724,072	$9,330,313	$7,359,424

Direct costs	1,377,998	926,766	2,549,874	1,841,534

Gross profit	3,451,447	2,797,306	6,780,439	5,517,890

Selling, general and administrative expenses	3,538,358	2,375,663	6,519,570	4,420,966
Severance expense	294,974	—	294,974	—
Depreciation and amortization	596,362	201,041	1,035,044	376,681

(Loss) income from operations	(978,247)	220,602	(1,069,149)	720,243

Other income (expense):
Interest income	50,268	52,416	131,369	97,158
Interest expense	(91,611)	—	(141,880)	—

(Loss) income before income taxes	(1,019,590)	273,018	(1,079,660)	817,401

Income tax (benefit) expense	(318,000)	12,285	(297,000)	24,558

Net (loss) income	$(701,590)	$260,733	$(782,660)	$792,843

Net (loss) income per share:

Basic:

Net (loss) income per share	$(0.06)	$0.03	$(0.07)	$0.08

Weighted-average shares outstanding	11,371,919	10,181,763	11,113,677	10,121,826

Diluted:

Net (loss) income per share	$(0.06)	$0.02	$(0.07)	$0.07

Weighted-average shares outstanding	11,371,919	11,407,206	11,113,677	11,358,258

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005

Operating Activities
Net (loss) income	$(782,660)	$792,843
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,035,044	376,681
Stock based compensation	318,875	33,054
Accretion of discount on investments	(58,788)	(75,607)
Changes in operating assets and liabilities:
Accounts receivable	(249,204)	(534,433)
Prepaid expenses and other current assets	31,163	(427,789)
Deferred tax assets	(297,000)	—
Accounts payable and accrued expenses	3,971	(2,969)
Deferred revenue	(270,075)	121,773

Net cash (used in) provided by operating activities	(268,674)	283,553

Investing Activities
Acquisition of ClickFind, less cash acquired	(4,659,594)	—
Purchases of property and equipment	(337,786)	(598,092)
Maturities of short-term investments	4,811,616	4,250,000
Purchases of short-term investments	(1,795,557)	(4,188,443)

Net cash used in investing activities	(1,981,321)	(536,535)

Financing Activities
Proceeds from issuance of common shares and stock option exercises	140,398	881,789
Gross tax benefits from share based awards	8,000	—
Share issuance costs	—	(103,125)
Repayment of long-term debt	(117,241)	—

Net cash provided by financing activities	31,157	778,664

Effect of exchange rate on cash	(12,668)	(130,051)

(Decrease) increase in cash and cash equivalents	(2,231,506)	395,631
Cash and cash equivalents at beginning of period	4,407,431	2,232,276

Cash And Cash Equivalents At End Of Period	$2,175,925	$2,627,907

Unpaid Acquisition Costs	$61,780	$—

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of DATATRAK International, Inc. and subsidiaries (“DATATRAK” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.
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
2. ClickFind Acquisition
     On February 13, 2006, DATATRAK acquired all of the outstanding stock of ClickFind, Inc. (“ClickFind”), a technology company focused on the clinical trials industry, located in Bryan, Texas. As a result of the acquisition, the Company’s management believes DATATRAK now has the most extensive eClinical software suite in the clinical trials industry.
     The negotiated terms of the acquisition were for an aggregate purchase price of $18,000,000, less approximately $328,000 in certain transaction expenses and certain indebtedness of ClickFind. A component of the purchase price was paid with common shares of the Company, priced at $9.25 per share, as determined by the terms of the acquisition agreement. The acquisition was recorded as a purchase, and as such, for the purpose of recording the acquisition, the value of the common shares used in the acquisition were valued at $7.66 per share, based on the average closing price per share of the Company’s common shares for the five business day period from February 9 through February 15, 2006.
     Based on the common share valuation of $7.66 per share, the total recorded acquisition cost including acquisition related expenses of $848,000 was $16,672,000. The cash portion of the purchase price, less cash acquired of $87,000 and including unpaid accrued expenses of $62,000 at June 30, 2006, was approximately $4,721,000. The remainder of the purchase price consisted of $4,000,000 in notes payable and the issuance of approximately $7,864,000 in common shares (1,026,522 common shares), both of which are excluded from the Company’s condensed consolidated statement of cash flows. The notes payable bear interest at prime plus 1%, and principal payments are due in installments of $500,000, $500,000 and $3,000,000 on February 1, 2007, 2008 and 2009, respectively.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
     The acquisition was accounted for as a purchase, and accordingly, fair value adjustments to the assets acquired and liabilities assumed were recorded as of the date of acquisition. The Company has obtained a preliminary third party valuation of certain tangible and intangible assets acquired. DATATRAK has estimated its acquisition related deferred tax liability to be $2,054,000, pending final determination of the deductibility of certain intangible assets. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of the acquisition.

Cash, accounts receivable and other current assets	$254,000
Amortizable intangible assets	6,040,000
Goodwill	12,957,000
Accounts payable and other current liabilities	(408,000)
Long-term debt	(117,000)
Deferred tax liability	(2,054,000)

Total acquisition cost	$16,672,000

     Subsequent to the acquisition, the $117,000 of assumed long-term debt was paid in full.
     Of the $6,040,000 of acquired amortizable intangible assets, $3,330,000 was assigned to the software now known as DATATRAK eClinical™ and will be amortized over seven years. Of the remaining $2,710,000 of acquired amortizable intangible assets, $1,160,000 was assigned to employee non-compete agreements and $1,550,000 was assigned to contracts and customer relationships, each will be amortized over three years. The $12,957,000 of goodwill is not deductible for income tax purposes.
     In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is deemed to have an indefinite life and is not amortized but is subject to an impairment test at least annually. The Company will perform its initial annual goodwill impairment test as of October 31, 2006. For purposes of impairment testing, the Company has determined that it has one reporting unit. The Company will compare the estimated fair value of the reporting unit to its carrying value, including goodwill. If the fair value of its reporting unit exceeds its carrying value, goodwill will not be deemed to be impaired as of the impairment testing date. The Company anticipates that they will use a discounted cash flow technique to estimate the fair value of its reporting unit.
     The Company will assess the recoverability of its finite-lived intangible assets using a projected, undiscounted, cash flow analysis when impairment indicators arise.
     The operating results of ClickFind have been included in the Company’s consolidated results of operations for all periods subsequent to February 13, 2006. Unaudited pro forma operating results for the three and six months ended June 30, 2006 and June 30, 2005, as though the Company had acquired ClickFind at the beginning of 2005, are set forth below. The unaudited pro forma operating results are not necessarily indicative of what would have occurred had the transaction taken place on January 1, 2005.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Pro forma revenue	$4,829,000	$3,920,000	$9,538,000	$8,016,000
Pro forma net (loss) income	$(702,000)	$(359,000)	$(1,060,000)	$(184,000)
Pro forma basic (loss) income per share	$(0.06)	$(0.03)	$(0.09)	$(0.02)
Pro forma diluted (loss) income per share	$(0.06)	$(0.03)	$(0.09)	$(0.02)
3. Stock Based Compensation
     The Company has three share option plans with unexpired options that may be exercised by the holders of such options. At June 30, 2006, the Company had reserved 3,046,066 common shares for the exercise of common share options. The Company has granted 2,778,110 options to purchase common

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
shares to employees, directors and others of which 1,194,586 have been previously exercised. There are 267,956 options to purchase common shares available for future grants; however, no future option grants are expected be made under the Company’s share option plans. The weighted-average contractual life of all options outstanding was 5.3 years as of June 30, 2006. The range of exercise prices for all options outstanding at June 30, 2006 was $1.33 to $12.93.
     The Amended and Restated 1996 Outside Directors’ Stock Option Plan, as amended ( the “1996 Director Plan”) was established by the Company to provide common share options as compensation to directors of the Company. Certain options, as approved by the Company’s shareholders, were granted under the 1996 Director Plan at exercise prices below the market value of a common share on the date of approval. All compensation expense related to these common share options was recognized prior to January 1, 2005. All other options granted under the 1996 Director Plan have been granted at exercise prices that represented the fair market value of a common share on the date of grant. Options fully vest in no more than three years following the grant date. All options granted under the 1996 Director Plan expire ten years after the grant date. At June 30, 2006 there were 61,750 options outstanding under the 1996 Director Plan with exercise prices ranging from $2.79 to $5.50, all of which were 100% vested. These options had a weighted-average contractual life of 1.9 years and a weighted-average exercise price of $3.10.
     The Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan (the “1996 Plan”) provides for the granting of options to purchase common shares to key employees and consultants of the Company and its affiliates. During 2000, 116,031 common share options were granted at exercise prices of less than the fair market value of a common share on the date of grant. All compensation expense related to these common share options was recognized prior to January 1, 2005. All other options granted under the 1996 Plan have been granted at exercise prices that represented the fair market value of a common share on the date of grant. Vesting of options awarded under the 1996 Plan ranges from two to four years, as determined by the Board of Directors’ Compensation Committee, and all options granted under the 1996 Plan expire ten years after the grant date. At June 30, 2006 there were 996,024 options outstanding under the 1996 Plan with exercise prices ranging from $1.33 to $12.93, of which 735,125 were 100% vested. These options had a weighted-average contractual life of 5.5 years and a weighted-average exercise price of $3.85.
     The Amended and Restated Outside Director Stock Option Plan (the “Director Plan”) provides for the granting of options to purchase common shares to outside directors of the Company. Certain options approved by Company’s Board of Directors and its shareholders have been granted at exercise prices below the market value of a common share on the grant date in 2000. All compensation expense related to these common share options was recognized prior to January 1, 2005. All other options granted under the Director Plan have been granted at exercise prices that represented the fair market value of a common share on the date of grant. Options fully vest one year following the grant date. All options granted under the Director Plan expire ten years after the grant date. At June 30, 2006 there were 525,750 options outstanding under the Director Plan with exercise prices ranging from $1.33 to $7.56, all of which were 100% vested. These options had a weighted-average contractual life of 5.3 years and a weighted-average exercise price of $2.93.
     On July 22, 2005, the Company’s shareholders approved the DATATRAK International, Inc. 2005 Omnibus Equity Plan (the “Omnibus Plan”). The Omnibus Plan is intended to be the primary share-based award program for covered employees and directors. The Omnibus Plan gives the Compensation Committee of the Board of Directors flexibility to grant a wide variety of share-based awards by taking into account such factors as the type and level of employee, relevant business and performance goals and the prevailing tax and accounting treatments. The fair-value of share based awards granted under the Omnibus Plan is equal to the fair market value of a common share on the date of grant.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
     Pursuant to the Omnibus Plan, during May 2006, an executive officer of the Company was granted 1,364 restricted common shares by the Compensation Committee of the Board of Directors in lieu of a cash bonus. The fair value of the award on the date of grant was $10,000. The expense related to this award was recorded during the second quarter of 2006. In addition, pursuant to the Company’s director compensation program, non-employee Directors were awarded 11,157 common shares under the Omnibus Plan, during the six months ended June 30, 2006. Total expense related to these awards was $79,500.
     On January 1, 2006, DATATRAK adopted SFAS No. 123(R), “Share Based Payment,” using the “modified prospective” method. Under this method compensation cost is recognized beginning January 1, 2006 based on the requirements of SFAS No. 123(R) for all share based payments granted after January 1, 2006, and based on the requirements of SFAS No. 123, “Accounting for Stock Based Compensation,” for all awards granted to employees prior to January 1, 2006 that remain unvested at January 1, 2006. The Company uses the Black-Scholes option valuation model to calculate the fair value of stock options granted prior to January 1, 2006.
     Prior to January 1, 2006, the Company accounted for stock based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” for stock options granted to employees and directors, and followed the alternative fair value accounting provided for under SFAS No. 123 and EITF 96-18 for stock options granted to non-employees. SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” requires disclosure of compensation expense under both APB No. 25 and SFAS No. 123. The following assumptions were used to estimate the fair value, for the options granted during 2005, using the Black-Scholes option valuation model.

Weighted-average risk free interest rate	4.2%
Weighted-average volatility of the expected market price of the common shares	1.01
Dividend yield	0.0%
Weighted-average expected life of the options	7 years
Weighted-average fair value per share of options granted	$9.90
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.
     Because SFAS No. 123(R) was adopted on January 1, 2006, the Company’s statement of operations for the three and six months ended June 30, 2005 does not include stock compensation expense related to the adoption of SFAS 123(R). The following table sets forth stock based compensation and pro forma information for the three and six months ended June 30, 2005.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income recorded	$261,000	$793,000
Plus: stock compensation expense recognized	17,000	33,000
Less: stock compensation expense that would have been recognized under SFAS No. 123	290,000	565,000

Pro forma net income (loss)	$(12,000)	$261,000

Pro forma basic income (loss) per share	$(0.00)	$0.03

Pro forma diluted income (loss) per share	$(0.00)	$0.02

     The adoption of SFAS 123(R) increased DATATRAK’s selling, general and administrative expenses by approximately $84,000, or $0.01 per share on both a basic and fully diluted basis, for the three

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
months ended June 30, 2006 and approximately $206,000 or $0.02 per share on both a basic and fully diluted basis, for the six months ended June 30, 2006. Because this expense is all related to incentive stock options, and not deductible for income tax purposes, deferred tax assets have not been recorded. The Company’s unamortized compensation cost, related to nonvested stock options, at June 30, 2006 was $803,000. These costs are expected to be amortized over a weighted-average period of approximately 2.1 years.
     The Company’s share option activity and related information for the six months ended June 30, 2006 is summarized below:

				Weighted Average
		Weighted Average	Aggregate Intrinsic	Remaining
	Options	Exercise Price	Value	Contractual Life
Outstanding at January 1, 2006	1,619,891	$3.52
Granted	—	—
Exercised	(34,882)	3.71
Cancelled	(1,485)	4.23

Outstanding at June 30, 2006	1,583,524	$3.51	$5,820,000	5.3 Years

Vested or expected to vest at June 30, 2006	1,536,321	$3.42	$5,788,000	5.2 Years

Exercisable at June 30, 2006	1,322,625	$2.94	$5,628,000	4.8 Years

     The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $147,000 and $3,163,000, respectively. Total cash received by the Company from stock option exercises was $130,000 and $882,000 during the six months ended June 30, 2006 and 2005, respectively.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
4. Net (Loss) Income Per Share
     The following table sets forth the computation of basic and diluted net (loss) income per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net (loss) income used in the calculation of basic and diluted net (loss) income per share	$(701,590)	$260,733	$(782,660)	$792,843

Denominator for basic net (loss) income per share — weighted-average common shares outstanding	11,371,919	10,181,763	11,113,677	10,121,826
Effect of dilutive common share options and warrants	—	1,225,443	—	1,236,432

Denominator for diluted net (loss) income per share	11,371,919	11,407,206	11,113,677	11,358,258

Basic net (loss) income per share	$(0.06)	$0.03	$(0.07)	$0.08

Diluted net (loss) income per share	$(0.06)	$0.02	$(0.07)	$0.07

Weighted-average common share options and warrants excluded from the computation of diluted net (loss) income per share because they would have an antidilutive effect on net (loss) income per share	1,756,729	9,450	1,756,777	13,467

5. Comprehensive (Loss) Income
     The following table sets forth comprehensive (loss) income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net (loss) income	$(701,590)	$260,733	$(782,660)	$792,843
Foreign currency translation	15,389	(95,372)	2,242	(154,824)

Comprehensive (loss) income	$(686,201)	$165,361	$(780,418)	$638,019

6. Shareholders’ Equity
     A portion of the purchase price for ClickFind was paid in common shares of the Company. Per the terms of the acquisition agreement, the former shareholders of ClickFind were issued 1,026,522 DATATRAK common shares on February 13, 2006.
     During March 2006 the holder of 3,258 common share warrants, with an exercise price of $3.20 per share, surrendered the warrants along with the exercise price in exchange for 3,258 common shares. In addition, during the six months ended June 30, 2006, the holders of 34,882 common share options, at a weighted average exercise price of $3.71 per share, exercised the options and purchased 34,882 common shares.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
7. Operating Leases
     The Company leases certain office equipment and space. During 2006, the Company entered into new lease agreements for office space in Mayfield Heights, Ohio and Bryan, Texas. Future minimum lease payments for the Company under noncancelable operating leases as of June 30, 2006 are as follows:

Twelve Months ended June 30,	Amount
2007	$884,000
2008	880,000
2009	834,000
2010	584,000
2011	580,000
Subsequent to June 30, 2011	783,000

$4,545,000

8. Income Taxes
     Income tax (benefit) expense consists of the following:

	Six Months Ended June 30,
	2006	2005

Current:
Federal	$(297,000)	$25,000
State and local	—	—

	(297,000)	25,000
Deferred
Federal	—	—
State and local	—	—

	—	—

	$(297,000)	$25,000

     A reconciliation of income tax (benefit) expense at the U.S. federal statutory rate to the effective income tax rate is as follows:

	Six Months Ended June 30,
	2006	2005

Income tax (benefit) provision at the United States statutory rate	$(367,000)	$278,000
Increase (reversal) of valuation allowance	—	(253,000)
Non-deductible permanent differences	70,000	—

	$(297,000)	$25,000

     In July 2006, the Financial Accounting Standards Board issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertain tax positions recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation is effective for the Company beginning in 2007. Management is

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
currently evaluating the requirements of FIN No. 48 and has not yet determined the impact on its consolidated financial statements.
9. Notes Payable
     At June 30, 2006, the Company has outstanding $4,000,000 of notes payable to certain former shareholders of ClickFind. The notes payable bear interest at prime plus 1%, and principal payments are due in installments of $500,000, $500,000 and $3,000,000 on February 1, 2007, 2008 and 2009, respectively.
     During May 2006, the Company entered into a financing agreement with Westfield Bank, FSB for the payment of the Company’s insurance premiums. This transaction is excluded from the Company’s statement of cash flows. At June 30, 2006, $217,190 is due to Westfield Bank, FSB. The note bears interest at 7.74% and is due in equal installments of $75,233, including accrued interest on July 20, 2006, October 20, 2006 and January 20, 2007.
10. Severance Expense
     During the second quarter of 2006, the Company recorded a charge of $295,000 for severance benefits due to terminated employees. This charge was related to a June 2006 staff reduction of 10 employees, whose positions became redundant as a result of the ClickFind acquisition. As of June 30, 2006, none of these costs had been paid to the former employees. The Company anticipates that substantially all of these costs will be paid prior to December 31, 2006.
     The Company accounts for termination benefits in accordance with SFAS No. 146, “ Accounting for the Cost of Exit or Disposal Activities” which requires that termination benefit expenses be recorded ratably over the period during which employees must provide future services in order to obtain the benefit. There were no future service requirements in connection with the above noted terminations.
11. Reclassification
     Certain prior year amounts have been reclassified to conform to the current year presentation.
12. Contingencies
     In the ordinary course of business, the Company is involved in employment related legal proceedings. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of DATATRAK.
13. Subsequent Events
     During July 2006, the Company entered into a financing agreement with Oracle Credit Corporation for the purchase of certain computer equipment. The terms of the financing agreement require DATATRAK to make 36 monthly payments of $9,012, including accrued interest, beginning in July 2006 through June 2009.
     On July 17, 2006, Datasci, LLC (“Datasci”) filed a complaint against the Company, ClickFind, and CF Merger Sub, Inc. (“Merger Sub”) alleging a patent infringement. As previously disclosed, on February 13, 2006, the Company acquired ClickFind pursuant to a merger agreement between the Company, ClickFind and Merger Sub, a wholly owned subsidiary of the Company. The Company believes Datasci’s claims are without merit and intends to defend this matter vigorously and to file an answer and counterclaim in the near future denying infringement of the patent, asserting numerous affirmative defenses and counterclaiming for a declaratory judgment of non-infringement.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     The information set forth and discussed below for the three and six month periods ended June 30, 2006 is derived from, and should be read in conjunction with, the condensed consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.
General
     DATATRAK is a provider of software and other related services, commonly referred to as an application service provider, or ASP. DATATRAK’s customers use the software known as DATATRAK EDC® and DATATRAK eClinical™ to collect and transmit clinical trial data, commonly referred to as electronic data capture, or EDC. The Company’s services assist companies in the clinical pharmaceutical, biotechnology, contract research organization and medical device research industries, in accelerating the completion of clinical trials. Approximately 14% of the Company’s assets, or $4,174,000, is held in cash, cash equivalents and short-term investments, and goodwill accounts for approximately 43% or, $12,957,000, of the Company’s total assets. The Company is continuing to enhance and commercialize its business and software, and anticipates that its operating results may fluctuate significantly from period to period. There can be no assurance of the Company’s long-term future prospects.
     On January 1, 2006, DATATRAK adopted SFAS No. 123(R) using the “modified prospective” method. Under this method compensation cost is recognized beginning January 1, 2006 based on the requirements of SFAS No. 123(R) for all share based payments granted after January 1, 2006, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006 that remain unvested at January 1, 2006. The Company has chosen to use the Black-Scholes option valuation model in valuing stock options granted prior to January 1, 2006, and will continue to use this valuation model for options granted after January 1, 2006. The adoption of SFAS 123(R) increased DATATRAK’s selling, general and administrative expenses by approximately $84,000, or $0.01 per share on both a basic and fully diluted basis, for the three months ended June 30, 2006, and approximately $206,000, or $0.02 per share on both a basic and fully diluted basis, for the six months ended June 30, 2006. Because this expense is all related to incentive stock options, no income tax benefit is recognized for the stock compensation expense related to FAS 123(R). The Company’s unamortized compensation cost, related to nonvested stock options, at June 30, 2006 was $803,000. These costs are expected to be amortized over a weighted average period of approximately 2.1 years.
     On February 13, 2006, DATATRAK acquired all of the outstanding stock of ClickFind, a technology company focused on the clinical trials industry, located in Bryan, Texas. As a result of the acquisition, the Company’s management believes DATATRAK will have the most extensive eClinical software suite in the clinical trials industry. The total acquisition cost, on a purchase accounting basis, including acquisition related expenses of approximately $848,000 was $16,672,000. The cash portion of the purchase price, less cash acquired of approximately $87,000 and including unpaid accrued expenses of $62,000 at June 30, 2006, was approximately $4,721,000. The remainder of the purchase price consisted of $4,000,000 in notes payable and the issuance of approximately $7,864,000 in common shares (1,026,522 common shares). The value of the 1,026,522 common shares, for the purchase allocation, was determined based on the average closing price per share of the Company’s common shares for the five business day period from February 9 through February 15, 2006. The notes payable bear interest at prime plus 1%, and principal payments are due in installments of $500,000, $500,000 and $3,000,000 on February 1, 2007, 2008 and 2009, respectively. The operating results of ClickFind have been included in the Company’s consolidated results of operations for all periods subsequent to February 13, 2006.

     DATATRAK’s contracts provide a fixed price for each component or service to be delivered and revenue is recognized as these components or services are delivered. DATATRAK recognizes revenue based on the performance or delivery of the following specified services or components of its EDC contracts in the manner described below:
•	Project management and data management (design, report and export) service revenue is recognized proportionally over the life of a contract as services are performed, based on the contractual billing rate per hour for those services.

•	Data items revenue is recognized based on a price per data unit as data items are entered into DATATRAK’s hosting facility.

•	Classroom training services revenue is recognized as classroom training is completed, at rates based on the length of the training program.

•	Internet-based training services revenue is recognized on a per user basis as self-study courses are completed.

•	Help desk revenue is recognized based on a monthly price per registered user under the contract.
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
     In some instances, the Company offers volume discounts to customers over multiple contracts. The Company estimates the volume discounts to be earned over the life of the contracts to which the discount applies. As a contract progresses, revenues are recorded using rates that reflect the anticipated volume discount to be achieved by the customer. The termination of a contract subject to a volume discount could result in a material adjustment to revenue previously recognized, in order to reflect the true economic value of the contract at the time of cancellation. At December 31, 2005, DATATRAK had deferred $125,000 of revenue as a result of its contracts subject to volume discounts. For the six months ended June 30, 2006, an additional $29,000 of revenue was deferred as a result of its contracts subject to volume discounts.
     Backlog consists of anticipated revenue from authorization letters to commence services and signed contracts yet to be completed. Potential contracts or authorization letters that have passed the verbal stage, but have not yet been signed, are excluded from backlog. At June 30, 2006, DATATRAK’s backlog was $16,601,000. DATATRAK’s eClinical offering has enabled the Company to bid on earlier stages of clinical trials, which has provided DATATRAK with more shorter duration lower value contracts than in past periods resulting in decreased backlog. Backlog decreased as of June 30, 2006, compared to $18,927,000 as of March 31, 2006, as a result of new project signings and change orders not having kept pace with recognized revenue. DATATRAK’s contracts can be cancelled or delayed at anytime and, therefore, the Company’s backlog, at any point in time, is not an accurate predictor of future levels of revenue. As a result of DATATRAK’s transactional and service-based business model combined with the dynamic nature of the clinical trials market where changes in scope are common, backlog has historically not been an accurate predictor of short-term revenue.
Critical Accounting Policies
     In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has identified the most critical accounting principles upon which its financial status depends. Critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies were identified to be those related to revenue recognition, software development costs, stock based compensation, income taxes and goodwill.

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
     In connection with the Company’s acquisition of ClickFind, in February 2006, $12,957,000 of goodwill has been recorded by the Company. In accordance with SFAS No. 142, goodwill is deemed to have an indefinite life and is not amortized but is subject to an impairment test at least annually. The Company will perform its initial annual goodwill impairment test as of October 31, 2006. For purposes of impairment testing, the Company has determined that it has one reporting unit. The Company will compare the estimated fair value of the reporting unit to its carrying value, including goodwill. If the fair value of its reporting unit exceeds its carrying value, goodwill will not be deemed to be impaired as of the impairment testing date. The Company anticipates that they will use a discounted cash flow technique to estimate the fair value of its reporting unit.
     The Company will assess the recoverability of its finite-lived intangible assets using a projected, undiscounted, cash flow analysis when impairment indicators arise.
Results of Operations
     Three months ended June 30, 2006 compared with three months ended June 30, 2005
     Revenue for the three months ended June 30, 2006 increased 29.7% to $4,829,000, as compared to $3,724,000 for the three months ended June 30, 2005. During the second quarter of 2006, DATATRAK recorded revenue related to 108 contracts compared to 58 contracts during the three months ended June 30, 2005. Included in the 108 contracts are 25 contracts that were acquired from ClickFind on February 13, 2006, for which the Company recorded $447,000 of revenue during the three months ended June 30, 2006. For the three months ended June 30, 2006, $3,715,000 of revenue was the result of contracts that were in backlog at December 31, 2005 and $667,000 was the result of new business. For the second quarter of 2005, $3,311,000 of revenue was generated from contracts that were in backlog at December 31, 2004 and $413,000 of revenue was the result of new business. Accounting for the acquisition of ClickFind as though it occurred on January 1, 2005, actual revenue for the three month period ended June 30, 2006 would have increased 23.2% over pro forma revenue of $3,920,000 for the three month period ended June 30, 2005.
     Direct costs of revenue, mainly personnel costs, were $1,378,000 and $927,000 during the three months ended June 30, 2006 and 2005, respectively. Additional staff and other payroll cost increases accounted for $428,000, or 94.9%, of the $451,000 increase. The increase in personnel costs was caused by the addition of employees from the acquisition of ClickFind as well as additional hiring. DATATRAK’s gross margin decreased to 71.5% for the three months ended June 30, 2006 compared to 75.1% for the three months ended June 30, 2005. Accounting for the acquisition of ClickFind as though it occurred on January 1, 2005, actual gross margin would have decreased to 71.5% for the three month period ended June 30, 2006 from pro forma gross margin of 73.2% for the three month period ended June 30, 2005.
     Selling, general and administrative expenses (“SG&A”) include all administrative personnel costs, business and software development costs, and all other expenses not directly chargeable to a specific contract. SG&A expenses increased by 48.9% to $3,538,000 from $2,376,000 for the three months ended June 30, 2006 and 2005, respectively. Personnel and payroll cost increases, director compensation costs, stock compensation expense and the Company’s sales incentive bonus plan accounted for $708,000 of the $1,162,000 increase. Of this $708,000 increase, $475,000 was due to additional staff costs by the addition of employees from the acquisition of ClickFind as well as additional hiring, $84,000 was caused by the adoption of FAS 123(R) and $62,000 was due to the Company’s director compensation plan. DATATRAK’s travel and entertainment costs increased by $161,000 due to corporate integration and increased sales efforts. Outside consulting fees increased $91,000, due to the Company’s software and business development projects.

     During the three months ended June 30, 2006, DATATRAK recorded a charge of $295,000 for severance benefits due to 10 terminated employees. This reduction in employees is expected to decrease the Company’s quarterly SG&A expenses by approximately $185,000 beginning in the third quarter of 2006.
     Depreciation and amortization expense increased to $596,000 during the three months ended June 30, 2006 from $201,000 during the three months ended June 30, 2005. Included in depreciation and amortization expense is $345,000 of expense related to the $6,040,000 of intangible assets acquired in the ClickFind acquisition. The remainder of the increase was the result of an increase in the number of assets being placed in service during the past year.
     Interest expense of $92,000 was recorded during the three months ended June 30, 2006. This expense is due to the debt issued in conjunction with the ClickFind acquisition and the Company’s insurance financing arrangements.
     Six months ended June 30, 2006 compared with six months ended June 30, 2005
     Revenue for the six months ended June 30, 2006 increased 26.8% to $9,330,000, as compared to $7,359,000 for the six months ended June 30, 2005. During the six months ended June 30, 2006, DATATRAK recorded revenue related to 114 contracts compared to 65 contracts during the six months ended June 30, 2005. Included in the 114 contracts are 25 contracts that were acquired from ClickFind on February 13, 2006, for which the Company recorded $673,000 of revenue during the six months ended June 30, 2006. For the six months ended June 30, 2006, $7,785,000 of revenue was the result of contracts that were in backlog at December 31, 2005 and $872,000 was the result of new business. For the six months ended June 30, 2005, $6,782,000 of revenue was generated from contracts that were in backlog at December 31, 2004 and $577,000 of revenue was the result of new business. Accounting for the acquisition of ClickFind as though it occurred on January 1, 2005, pro forma revenue for the six month period ended June 30, 2006, would have been $9,538,000, an increase of 19.0% over pro forma revenue of $8,016,000 for the six month period ended June 30, 2005.
     Direct costs of revenue, mainly personnel costs, were $2,550,000 and $1,842,000 during the six months ended June 30, 2006 and 2005, respectively. Additional staff and other payroll cost increases accounted for $653,000, or 92.2%, of the $708,000 increase. The increase in personnel costs was caused by the addition of employees from the acquisition of ClickFind as well as additional hiring. DATATRAK’s gross margin decreased to 72.7% for the six months ended June 30, 2006 compared to 75.0% for the six months ended June 30, 2005. Accounting for the acquisition of ClickFind as though it occurred on January 1, 2005, pro forma gross margin would have decreased to 72.3% for the six month period ended June 30, 2006 from pro forma gross margin of 74.0% for the six month period ended June 30, 2005.
     SG&A expenses increased by 47.5% to $6,520,000 from $4,421,000 for the six months ended June 30, 2006 and 2005, respectively. Personnel and payroll cost increases, director compensation costs, stock compensation expense and the Company’s sales incentive bonus plan accounted for $1,222,000 of the $2,099,000 increase. Of this $1,222,000 increase, $742,000 was due to additional staff costs caused by the addition of employees from the acquisition of ClickFind as well as additional hiring, $206,000 was caused by the adoption of FAS 123(R) and $120,000 was due to the Company’s director compensation plan. DATATRAK’s travel and entertainment costs increased by $306,000 due to corporate integration and increased sales efforts. Outside consulting fees increased $322,000, due to the Company’s software and business development projects.
     During the six months ended June 30, 2006, DATATRAK recorded a charge of $295,000 for severance benefits due to 10 terminated employees. This reduction in employees is expected to decrease the Company’s quarterly SG&A expenses by approximately $185,000 beginning in the third quarter of 2006.

     Depreciation and amortization expense increased to $1,035,000 during the six months ended June 30, 2006 from $377,000 during the six months ended June 30, 2005. Included in depreciation and amortization expense is $542,000 of expense related to the $6,040,000 of intangible assets acquired in the ClickFind acquisition. The remainder of the increase was the result of an increase in the number of assets being placed in service during the past year.
     Interest expense of $142,000 was recorded during the six months ended June 30, 2006. This expense is due to the debt issued in conjunction with the ClickFind acquisition and the Company’s insurance financing arrangements.
     During the six months ended June 30, 2006 the Company’s pretax loss was $1,080,000. Included in this loss are expenses totaling $206,000, related to stock compensation expense, which are not deductible for U.S. income tax purposes. At June 30, 2006, DATATRAK recorded a current tax benefit of $297,000, due to the anticipated use of its six month pretax loss to offset future taxable income.
Liquidity and Capital Resources
     Since its inception, the Company’s principal sources of cash have been cash flow from operations and proceeds from the sale of equity securities. The Company’s investing activities primarily reflect capital expenditures and sales and purchases of short-term investments. During the first six months of 2006, the Company used approximately $4,700,000 in cash for the ClickFind acquisition.
     The Company’s contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received monthly as work on the contract progresses. All amounts received are recorded as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. The Company typically receives a low volume of large-dollar receipts. DATATRAK’s accounts receivable fluctuates due to the timing and size of cash receipts. Contracting and collection practices are designed to maintain an average collection period for accounts receivable of one to three months. Any increase in the Company’s normal collection period for accounts receivable could negatively impact its cash flow from operations and working capital. At both June 30, 2006 and at December 31, 2005, the average collection period for accounts receivable was 56 days. Accounts receivable (net of allowance for doubtful accounts) was $3,249,000 at June 30, 2006 and $2,854,000 at December 31, 2005. The increase in accounts receivable was caused primarily by the Company’s revenue growth. Deferred revenue was $960,000 at June 30, 2006 compared to $1,027,000 at December 31, 2005.
     Cash and cash equivalents decreased $2,232,000 during the six months ended June 30, 2006. This was the net result of $269,000 used in operating activities, $1,981,000 used in investing activities and $31,000 provided by financing activities. Foreign currency fluctuations caused a $13,000 decrease in cash and cash equivalents. Cash used in operating activities was the result of the Company’s net loss of $783,000, which was offset by non cash operating items of $1,295,000. This $512,000 increase was offset by the $297,000 increase in deferred tax assets. Changes in operating liabilities caused cash to decrease by $266,000, and increases in other operating assets caused a $218,000 decrease in cash during the first half of 2006. Investing activities included $4,659,000 used for the acquisition of ClickFind, as well as $338,000 to purchase property and equipment, offset by net maturities of investments totaling $3,016,000. Financing activities primarily consist of $140,000 of proceeds from the issuance of common shares resulting from exercises of common share options and warrants, which was offset by $117,000 used to repay long-term debt assumed from ClickFind.
     At June 30, 2006, the Company had working capital of $5,585,000 and its cash, cash equivalents and short-term investments totaled $4,174,000. The Company’s working capital decreased by $5,211,000 since December 31, 2005. The decrease was primarily due to cash, cash equivalents and short-term investments decreasing by $5,189,000, caused by the Company’s acquisition of ClickFind and cash used in operations.

     The Company is party to a lease agreement that requires it to maintain a restricted cash balance. DATATRAK’s restricted cash balance was $74,000 at June 30, 2006.
     The Company has established a line of credit with a bank that allows it to borrow up to a certain percentage of its investments, as determined by the type of investment, held at the bank. The line of credit bears interest at rates based on the prime rate, and is payable on demand. At June 30, 2006, the Company had available approximately $980,000 to be borrowed and no amounts were outstanding against this line of credit.
     At June 30, 2006, DATATRAK has a note payable of $217,190 due to Westfield Bank, FSB. The note bears interest at 7.74% and is due in equal installments of $75,233, including accrued interest on July 20, 2006, October 20, 2006 and January 20, 2007.
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
     The Company intends to continue to fund the maintenance and testing of the DATATRAK EDC® software, as well as invest in the development, enhancement and testing of DATATRAK eClinical™. The Company’s operations and the EDC market are still in a developmental stage. DATATRAK expects to continue revenue growth and have positive cash flow from operations for 2006 as it continues to build its customer base and convert backlog into revenue. However, the achievement of the Company’s previously disclosed goal of reporting net income for 2006 depends significantly on the timing of clinical trial sponsor decisions to conduct new clinical trials along with cancellations and delays in ongoing clinical trials which are difficult to predict.
     During the six months ended June 30, 2006, the Company had cash expenditures totaling $510,000 for capital assets and related items. Of this $510,000, $142,000 was recorded as SG&A expense and $338,000 was recorded as capital assets and is being expensed to depreciation and amortization expense over the useful life of the assets and $30,000 was recorded as prepaid expense. The Company anticipates additional cash expenditures for capital assets and related items of approximately $1,000,000, net of anticipated financing, through the end of 2006 for continued commercialization, product development and maintenance of DATATRAK EDC® and DATATRAK eClinical™ and the anticipated growth of DATATRAK’s business and information technology infrastructure. A portion of these anticipated expenditures are dependent on the Company’s growth, and are therefore discretionary in nature.
     The Company records research and development expenditures as part of its SG&A expenses. During the six months ended June 30, 2006, the Company recorded $1,264,000 for research and development expenditures. DATATRAK’s 2006 research and development expenditures have been and will continue to be for the maintenance and testing of the DATATRAK EDC® software, as well as the development, enhancement and testing of DATATRAK eClinical™. The Company has begun to discontinue its outsourced research and development, since this work can now be done internally. This discontinuation of outsourced services will be completed by the end of 2006, and will result in an annualized decrease of SG&A expenses of approximately $780,000.
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
Information About Forward-Looking Statements
     Certain statements made in this Form 10-Q, other SEC filings, written materials or orally by the Company or its representatives may constitute forward-looking statements that are based on management’s current beliefs, estimates and assumptions concerning the operations, future results and prospects of the Company and the clinical pharmaceutical research industry in general. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements related to future revenue, profits, expenses, income and earnings per share or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In addition, words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to the safe harbors created in the Exchange Act. Factors that may cause actual results to differ materially from those in the forward-looking statements include the limited operating history on which the Company’s performance can be evaluated; the ability of the Company to continue to enhance its software products to meet customer and market needs; fluctuations in the Company’s quarterly results; the viability of the Company’s business strategy and its early stage of development; the timing of clinical trial sponsor decisions to conduct new clinical trials or cancel or delay ongoing trials; the Company’s dependence on major customers; government regulation associated with clinical trials and the approval of new drugs; the ability of the Company to compete in the emerging EDC market; losses that potentially could be incurred from breaches of contracts or loss of customer data; the inability to protect intellectual property rights or the infringement upon other’s intellectual property rights; the Company’s success in integrating ClickFind’s operations into its own operations and the costs associated with maintaining and/or developing two product suites; and general economic conditions such as the rate of employment, inflation, interest rates and the condition of capital markets. This list of factors is not all inclusive. In addition, the Company’s success depends on the outcome of various strategic initiatives it has undertaken, all of which are based on assumptions made by the Company concerning trends in the clinical research market and the health care industry. Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not undertake any obligation to update any statements whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates since it funds its operations through short-term investments, has issued variable rate debt and has business transactions in Euros. A summary of the Company’s market risk exposures is presented below.
     Interest Rate Risk
     DATATRAK has fixed income investments consisting of cash equivalents and short-term investments, and short and long-term notes payable which may be affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents and short-term investments with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Investments are reported at amortized cost, which approximates fair value. A 1.0% change in interest rates during the six months ended June 30, 2006, would have resulted in a $34,000 change in DATATRAK’s interest income during the period.
     The Company’s notes payable to certain former shareholders of ClickFind bear interest at prime plus 1%, and interest is paid quarterly. A 1% change in the prime rate during the six months ended June 30, 2006, would have resulted in a $15,000 change in DATATRAK’s interest expense during the period.
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
     DATATRAK’s financial position and results of operations are impacted by translation adjustments caused by the conversion of foreign currency accounts and operating results into U.S. dollars for financial reporting purposes. A 1.0% fluctuation in the exchange rate between the U.S. dollar and the Euro at June 30, 2006, would have resulted in a $20,000 change in the foreign currency translation amount recorded on the Company’s balance sheet, due to foreign currency translations. A 1.0% fluctuation in the average exchange rate between the U.S. dollar and the Euro for the six months ended June 30, 2006 would have resulted in a $25,000 change in the Company’s net loss for the six months ended June 30, 2006 due to foreign currency translations. During the six months ended June 30, 2006, the average exchange rate between the Euro and the U.S. dollar decreased by approximately 4.4% compared to the six months ended June 30, 2005. The conversion of the Company’s foreign operations into U.S. dollars upon consolidation resulted in a net loss that was approximately $116,000 less than would have been recorded had the exchange rate between the Euro and the U.S. dollar remained consistent with 2005 rates.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) as of the end of the period covered by this report. Based upon that evaluation the Company’s management, including the chief executive officer and chief financial officer, have concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
      Changes in Internal Controls
     There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     On July 17, 2006, Datasci, LLC (“Datasci”) filed a complaint against the Company, ClickFind, Inc. (“ClickFind”) and CF Merger Sub, Inc. (“Merger Sub”) (Civil Docket No. 8:06-cv-01820-MJG, United States District Court, District of Maryland) alleging infringement of United States Patent No. 6,496,827. As previously disclosed, on February 13, 2006, the Company acquired ClickFind pursuant to a merger agreement between the Company, ClickFind and Merger Sub, a wholly owned subsidiary of the Company. Datasci seeks injunctive relief and money damages in an unspecified amount. The Company believes Datasci’s claims are without merit and intends to defend this matter vigorously and to file an answer and counterclaim in the near future which, among other things, will deny infringement of the patent, assert numerous affirmative defenses and counterclaim for a declaratory judgment of non-infringement. Because the litigation is in a preliminary stage, the Company cannot assess the likelihood of an adverse outcome or determine whether potential damages, if any, could have a material adverse impact on the Company’s results of operations in a future period or the Company’s financial position or liquidity.
Item 1A. Risk Factors
     There are no material changes to the Risk Factors described under the title “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the Annual Meeting of Shareholders held on June 8, 2006, the Company’s shareholders voted to elect Jeffrey A. Green, Seth B. Harris and Mark J. Ratain each to an additional two-year term as a director of the Company.
The following is a summary of the voting:

Votes	Jeffrey A. Green	Seth B. Harris	Mark J. Ratain

For	10,213,460	10,212,572	10,213,575
Withheld	19,532	20,420	19,417
Item 5. Other Information
     None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATATRAK International, Inc.
Registrant

Date: August 7, 2006	/s/ Jeffrey A. Green
Jeffrey A. Green,
President and Chief Executive Officer and a Director (Principal Executive Officer)

Date: August 7, 2006	/s/ Terry C. Black
Terry C. Black,
Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)