Form 10-Q
period 2006-09-30
DATATRAK INTERNATIONAL INC
filed 2006-11-09
CIK 886530

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2006
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
The number of Common Shares, without par value, outstanding as of October 31, 2006 was 11,406,091.

Part I. Financial Information
Item 1 — Financial Statements
DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note A)
ASSETS
Current assets
Cash and cash equivalents	$2,270,464	$4,407,431
Short-term investments	2,009,386	4,955,491
Accounts receivable, less allowances	3,301,259	2,853,823
Deferred tax asset	—	287,000
Prepaid expenses and other current assets	694,373	702,075

Total current assets	8,275,482	13,205,820
Property and equipment, at cost net of accumulated depreciation and amortization	5,102,965	1,878,404
Other assets
Restricted cash	74,962	69,976
Deferred tax asset	1,200,000	913,000
Deposit	39,549	39,549
Intangible assets, net of accumulated amortization	2,140,040	—
Goodwill	12,956,842	—

Total other assets	16,411,393	1,022,525

Total assets	$29,789,840	$16,106,749

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$425,136	$549,886
Notes payable	146,210	—
Current portion of long-term debt	670,038	—
Accrued expenses	1,707,144	832,860
Deferred revenue	977,707	1,027,015

Total current liabilities	3,926,235	2,409,761
Long-term liabilities
Long-term debt	3,825,235	—
Deferred tax liability	2,053,600	—

Total long-term liabilities	5,878,835	—

Total liabilities	9,805,070	2,409,761
Shareholders’ equity
Serial preferred shares, without par value, 1,000,000 shares authorized, none issued	—	—
Common share warrants	700,176	711,872
Common shares, without par value, authorized 25,000,000 shares; issued 14,706,091 shares as of September 30, 2006 and 13,613,161 shares as of December 31, 2005; outstanding 11,406,091 shares as of September 30, 2006 and 10,313,161 shares as of December 31, 2005	70,304,643	61,810,321
Treasury shares, 3,300,000 shares at cost	(20,188,308)	(20,188,308)
Accumulated deficit	(30,534,093)	(28,425,289)
Foreign currency translation	(297,648)	(211,608)

Total shareholders’ equity	19,984,770	13,696,988

Total liabilities and shareholders’ equity	$29,789,840	$16,106,749

Note A:	The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$4,374,360	$4,055,914	$13,704,673	$11,415,338
Direct costs	1,327,173	899,306	3,877,047	2,740,840

Gross profit	3,047,187	3,156,608	9,827,626	8,674,498
Selling, general and administrative expenses	3,391,522	2,603,859	9,911,092	7,024,825
Severance expense	—	—	294,974	—
Depreciation and amortization	628,648	198,272	1,663,692	574,953

(Loss) income from operations	(972,983)	354,477	(2,042,132)	1,074,720
Other income (expense):
Interest income	50,047	62,272	181,416	159,430
Interest (expense)	(106,208)	—	(248,088)	—

(Loss) income before income taxes	(1,029,144)	416,749	(2,108,804)	1,234,150
Income tax expense	297,000	4,095	—	28,653

Net (loss) income	$(1,326,144)	$412,654	$(2,108,804)	$1,205,497

Net (loss) income per share:
Basic:
Net (loss) income per share	$(0.12)	$0.04	$(0.19)	$0.12

Weighted-average shares outstanding	11,400,675	10,284,219	11,205,113	10,168,126

Diluted:
Net (loss) income per share	$(0.12)	$0.04	$(0.19)	$0.11

Weighted-average shares outstanding	11,400,675	11,457,454	11,205,113	11,383,493

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating Activities
Net (loss) income	$(2,108,804)	$1,205,497
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,663,692	574,953
Stock based compensation	444,373	79,581
Accretion of discount on investments	(84,347)	(120,290)
Loss from disposal of equipment	—	357
Changes in operating assets and liabilities:
Accounts receivable	(301,176)	(653,333)
Prepaid expenses and other current assets	296,377	(196,553)
Accounts payable and accrued expenses	470,887	782
Deferred revenue	(252,104)	522,060

Net cash provided by operating activities	128,898	1,413,054
Investing Activities
Acquisition of ClickFind, less cash acquired	(4,668,926)	—
Purchases of property and equipment	(483,276)	(807,842)
Maturities of short-term investments	6,319,116	6,500,000
Purchases of short-term investments	(3,288,664)	(6,405,314)

Net cash used in investing activities	(2,121,750)	(713,156)
Financing Activities
Proceeds from issuance of common shares and stock option exercises	167,094	1,073,936
Gross tax benefits from share based awards	8,000	—
Share issuance costs	—	(103,125)
Repayment of long-term debt and notes payable	(215,614)	—

Net cash (used in) provided by financing activities	(40,520)	970,811

Effect of exchange rate changes on cash	(103,595)	(140,958)

(Decrease) increase in cash and cash equivalents	(2,136,967)	1,529,751
Cash and cash equivalents at beginning of period	4,407,431	2,232,276

Cash And Cash Equivalents At End Of Period	$2,270,464	$3,762,027

Unpaid Acquisition Costs	$52,448	$—

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of DATATRAK International, Inc. and subsidiaries (“DATATRAK” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.
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
     Based on the common share valuation of $7.66 per share, the total recorded acquisition cost including acquisition related expenses of $848,000 was $16,672,000. The cash portion of the purchase price, less cash acquired of $87,000 and including unpaid accrued expenses of $52,000 at September 30, 2006, was approximately $4,721,000. The remainder of the purchase price consisted of $4,000,000 in notes payable and the issuance of approximately $7,864,000 in common shares (1,026,522 common shares), both of which are excluded from the Company’s condensed consolidated statement of cash flows. The notes payable bear interest at prime plus 1%, and principal payments are due in installments of $500,000, $500,000 and $3,000,000 on February 1, 2007, 2008 and 2009, respectively.
     The acquisition was accounted for as a purchase, and accordingly, fair value adjustments to the assets acquired and liabilities assumed were recorded as of the date of acquisition. The Company has obtained a third party valuation of certain tangible and intangible assets acquired. DATATRAK has estimated its acquisition related deferred tax liability to be $2,054,000, pending final determination of the deductibility of certain intangible assets. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of the acquisition.

Cash, accounts receivable and other current assets	$254,000
Amortizable intangible assets	6,040,000
Goodwill	12,957,000
Accounts payable and other current liabilities	(408,000)
Long-term debt	(117,000)
Deferred tax liability	(2,054,000)

Total acquisition cost	$16,672,000

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
     Subsequent to the acquisition, the $117,000 of assumed long-term debt was paid in full.
     Of the $6,040,000 of acquired amortizable intangible assets, $3,330,000 was assigned to the software now known as DATATRAK
eClinical(TM) and is being amortized over seven years. Of the remaining $2,710,000 of acquired amortizable intangible assets, $1,160,000 was assigned to employee non-compete agreements and $1,550,000 was assigned to contracts and customer relationships, each is being amortized over three years. The $12,957,000 of goodwill is not deductible for income tax purposes.
     In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is deemed to have an indefinite life and is not amortized but is subject to an impairment test at least annually. The Company is currently performing its initial annual goodwill impairment test as of October 31, 2006. For purposes of impairment testing, the Company has determined that it has one reporting unit. The Company will compare the estimated fair value of the reporting unit to its carrying value, including goodwill. If the fair value of its reporting unit exceeds its carrying value, goodwill will not be deemed to be impaired as of the impairment testing date.
     The Company will assess the recoverability of its finite-lived intangible assets using a projected, undiscounted, cash flow analysis when impairment indicators arise.
     The operating results of ClickFind have been included in the Company’s consolidated results of operations for all periods subsequent to February 13, 2006. Unaudited pro forma operating results for the three and nine months ended September 30, 2006 and September 30, 2005, as though the Company had acquired ClickFind at the beginning of 2005, are set forth below. The unaudited pro forma operating results are not necessarily indicative of what would have occurred had the transaction taken place on January 1, 2005.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Pro forma revenue	$4,374,360	$4,401,000	$13,913,071	$12,417,000
Pro forma net (loss) income	$(1,326,144)	$(97,000)	$(2,386,468)	$(281,000)
Pro forma basic (loss) income per share	$(0.12)	$(0.01)	$(0.21)	$(0.03)
Pro forma diluted (loss) income per share	$(0.12)	$(0.01)	$(0.21)	$(0.03)
3. Stock Based Compensation
     The Company has three share option plans with unexpired options that may be exercised by the holders of such options. At September 30, 2006, the Company had reserved 3,046,066 common shares for the exercise of common share options. The Company has granted 2,730,614 options to purchase common shares to employees, directors and others of which 1,204,104 have been previously exercised. There are 315,452 options to purchase common shares available for future grants; however, no future option grants are expected be made under the Company’s share option plans. The weighted-average contractual life of all options outstanding was 5 years as of September 30, 2006. The range of exercise prices for all options outstanding at September 30, 2006 was $1.33 to $12.93.
     The Amended and Restated 1996 Outside Directors’ Stock Option Plan, as amended ( the “1996 Director Plan”) was established by the Company to provide common share options as compensation to directors of the Company. Certain options, as approved by the Company’s shareholders, were granted under the 1996 Director Plan at exercise prices below the market value of a common share on the date of approval. All compensation expense related to these common share options was recognized prior to January 1, 2005. All other options granted under the 1996 Director Plan have been granted at exercise prices that represented the fair market value of a common share on the date of grant. Options fully vest in no more than three years following the grant date. All options granted under the 1996 Director Plan expire ten years after the grant date. At September 30, 2006 there were 61,750 options outstanding under the 1996 Director Plan with exercise prices ranging from $2.79 to $5.50, all of which were 100% vested. These options had a weighted-average contractual life of 1.6 years and a weighted-average exercise price of $3.10.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
     The Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan (the “1996 Plan”) provides for the granting of options to purchase common shares to key employees and consultants of the Company and its affiliates. During 2000, common share options totaling 116,031 were granted at exercise prices of less than the fair market value of a common share on the date of grant. All compensation expense related to these common share options was recognized prior to January 1, 2005. All other options granted under the 1996 Plan have been granted at exercise prices that represented the fair market value of a common share on the date of grant. Vesting of options awarded under the 1996 Plan ranges from two to four years, as determined by the Board of Directors’ Compensation Committee, and all options granted under the 1996 Plan expire ten years after the grant date. At September 30, 2006 there were 939,010 options outstanding under the 1996 Plan with exercise prices ranging from $1.33 to $12.93, of which 727,446 were 100% vested. These options had a weighted-average contractual life of 5.1 years and a weighted-average exercise price of $3.72.
     The Amended and Restated Outside Director Stock Option Plan (the “Director Plan”) provides for the granting of options to purchase common shares to outside directors of the Company. Certain options approved by Company’s Board of Directors and its shareholders have been granted at exercise prices below the market value of a common share on the grant date in 2000. All compensation expense related to these common share options was recognized prior to January 1, 2005. All other options granted under the Director Plan have been granted at exercise prices that represented the fair market value of a common share on the date of grant. Options fully vest one year following the grant date. All options granted under the Director Plan expire ten years after the grant date. At September 30, 2006 there were 525,750 options outstanding under the Director Plan with exercise prices ranging from $1.33 to $7.56, all of which were 100% vested. These options had a weighted-average contractual life of 5.1 years and a weighted-average exercise price of $2.93.
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
     Pursuant to the Omnibus Plan, during May 2006, an executive officer of the Company was granted 1,364 restricted common shares by the Compensation Committee of the Board of Directors in lieu of a cash bonus. The fair value of the award on the date of grant was $10,000. The expense related to this award was recorded during the second quarter of 2006. In addition, pursuant to the Company’s director compensation program, non-employee Directors were awarded 17,386 common shares under the Omnibus Plan, during the nine months ended September 30, 2006. Total expense related to the director awards was $118,000.
     On January 1, 2006, DATATRAK adopted SFAS No. 123(R), “Share Based Payment,” using the “modified prospective” method. Under this method compensation cost is recognized beginning January 1, 2006 based on the requirements of SFAS No. 123(R) for all share based payments granted after January 1, 2006, and based on the requirements of SFAS No. 123, “Accounting for Stock Based Compensation,” for all awards granted to employees prior to January 1, 2006 that remain unvested at January 1, 2006. The Company used the Black-Scholes option valuation model to calculate the fair value of stock options granted prior to January 1, 2006.
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
September 30, 2006
(Unaudited)
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.
     Because SFAS No. 123(R) was adopted on January 1, 2006, the Company’s statement of operations for the three and nine months ended September 30, 2005 does not include stock compensation expense related to the adoption of SFAS 123(R). The following table sets forth stock based compensation and pro forma information for the three and nine months ended September 30, 2005.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income recorded	$413,000	$1,205,000
Plus: stock compensation expense recognized	16,000	49,000
Less: stock compensation expense that would have been recognized under SFAS No. 123	175,000	740,000

Pro forma net income	$254,000	$514,000

Pro forma basic income per share	$0.02	$0.05

Pro forma diluted income per share	$0.02	$0.05

     The adoption of SFAS 123(R) increased DATATRAK’s selling, general and administrative expenses by approximately $90,000 or $0.01 per share on both a basic and diluted basis, for the three months ended September 30, 2006 and approximately $296,000 or $0.03 per share on both a basic and diluted basis, for the nine months ended September 30, 2006. Because this expense is all related to incentive stock options, and not deductible for income tax purposes, deferred tax assets have not been recorded. The Company’s unamortized compensation cost, related to nonvested stock options, at September 30, 2006 was $688,000. These costs are expected to be amortized over a weighted-average period of approximately 1.9 years.
     The Company’s share option activity and related information for the nine months ended September 30, 2006 is summarized below:

				Weighted Average
		Weighted Average	Aggregate Intrinsic	Remaining
	Options	Exercise Price	Value	Contractual Life
Outstanding at January 1, 2006	1,619,891	$3.52
Granted	—	—
Exercised	(44,400)	3.53
Cancelled	(48,981)	6.44

Outstanding at September 30, 2006	1,526,510	$3.43	$3,288,000	5.0 Years

Vested or expected to vest at September 30, 2006	1,523,324	$3.43	$3,282,000	5.0 Years

Exercisable at September 30, 2006	1,314,947	$2.93	$3,479,000	4.5 Years

     The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $183,000 and $3,253,000, respectively. Total cash received by the Company from stock option exercises was $157,000 and $1,074,000 during the nine months ended September 30, 2006 and 2005, respectively.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
4. Net (Loss) Income Per Share
     The following table sets forth the computation of basic and diluted net (loss) income per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net (loss) income used in the calculation of basic and diluted net (loss) income per share	$(1,326,144)	$412,654	$(2,108,804)	$1,205,497

Denominator for basic net (loss) income per share — weighted-average common shares outstanding	11,400,675	10,284,219	11,205,113	10,168,126
Effect of dilutive common share options and warrants	—	1,173,235	—	1,215,367

Denominator for diluted net (loss) income per share	11,400,675	11,457,454	11,205,113	11,383,493

Basic net (loss) income per share	$(0.12)	$0.04	$(0.19)	$0.12

Diluted net (loss) income per share	$(0.12)	$0.04	$(0.19)	$0.11

Weighted-average common share options and warrants excluded from the computation of diluted net (loss) income per share because they would have an antidilutive effect on net (loss) income per share	1,723,437	9,450	1,751,664	12,128

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
5. Comprehensive (Loss) Income
     The following table sets forth comprehensive (loss) income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net (loss) income	$(1,326,144)	$412,654	$(2,108,804)	$1,205,497
Foreign currency translation	(88,282)	(11,359)	(86,040)	(166,183)

Comprehensive (loss) income	$(1,414,426)	$401,295	$(2,194,844)	$1,039,314

6. Shareholders’ Equity
     A portion of the purchase price for ClickFind was paid in common shares of the Company. Per the terms of the acquisition agreement, the former shareholders of ClickFind were issued 1,026,522 DATATRAK common shares on February 13, 2006.
     During March 2006 the holder of 3,258 common share warrants, with an exercise price of $3.20 per share, surrendered the warrants along with the exercise price in exchange for 3,258 common shares. In addition, during the nine months ended September 30, 2006, the holders of 44,400 common share options, at a weighted average exercise price of $3.53 per share, exercised the options and purchased 44,400 common shares.
7. Operating Leases
     The Company leases certain office equipment and space. During 2006, the Company entered into new lease agreements for office space in Mayfield Heights, Ohio and Bryan, Texas. Future minimum lease payments for the Company under noncancelable operating leases as of September 30, 2006 are as follows:

Twelve Months ended September 30,	Amount
2007	$883,000
2008	885,000
2009	764,000
2010	584,000
2011	585,000
Subsequent to September 30, 2011	640,000

$4,341,000

8. Income Taxes
     Income tax expense consists of the following:

	Nine Months Ended September 30,
	2006	2005
Current:
Federal	$—	$29,000
State and local	—	—

	—	29,000

Deferred
Federal	—	—
State and local	—	—

	—	—

	$—	$29,000

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
     A reconciliation of income tax expense at the U.S. federal statutory rate to the effective income tax rate is as follows:

	Nine Months Ended September 30,
	2006	2005
Income tax (benefit) provision at the United States statutory rate	$(715,000)	$420,000
Increase (reversal) of valuation allowance	615,000	(391,000)
Non-deductible permanent differences	100,000	—

	$—	$29,000

          During the first six months of 2006, the Company recorded a net tax benefit and deferred tax asset of $297,000. Due to the uncertainty of the realization of this deferred tax asset DATATRAK provided a full valuation allowance against this asset, which resulted in income tax expense of $297,000 for the three months ended September 30, 2006.
          For the nine months ended September 30, 2006 the Company’s pretax loss was $2,109,000, resulting in an income tax benefit of $615,000. Because recoverability is uncertain, DATATRAK has fully provided for the $615,000 deferred tax asset through a valuation allowance.
     In July 2006, the Financial Accounting Standards Board issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertain tax positions recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation is effective for the Company beginning in 2007. Management is currently evaluating the requirements of FIN No. 48 and has not yet determined the impact on its consolidated financial statements.
9. Notes Payable
     During May 2006, the Company entered into a financing agreement with Westfield Bank, FSB (the “Westfield Agreement”) for the payment of the Company’s insurance premiums. At September 30, 2006, $146,210 is due to Westfield Bank, FSB. The note bears interest at 7.74% and is due in equal installments of $75,233, including accrued interest on October 20, 2006 and January 20, 2007. The Westfield Agreement is excluded from the Company’s condensed consolidated statement of cash flows.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
10. Long-term Debt
     Long-term debt at September 30, 2006 and December 31, 2005 is summarized below:

	September 30,	December 31,
	2006	2005
Notes payable held by certain former shareholders of ClickFind (the “ClickFind Notes”). The notes payable bear interest at prime plus 1%, and principal payments are due in installments of $500,000, $500,000 and $3,000,000 on February 1, 2007, 2008 and 2009, respectively. Of the $4,000,000, $2,618,000 is held by an executive officer of the Company who was the founder of ClickFind. Of the remaining $1,382,000 of ClickFind Notes, $1,017,000 is held by other current employees of the Company	$4,000,0000	$—

Financing agreement with Oracle Credit Corporation (the “Oracle Agreement”) for the purchase of certain computer equipment. The terms of the financing agreement require DATATRAK to make 36 monthly payments of $9,012, including accrued interest, beginning in July 2006 through June 2009	254,547	—

Capital lease agreement with Dell Financial Services (the “Dell Agreement”) for the purchase of certain computer equipment. The terms of the lease agreement require DATATRAK to make 36 monthly payments of $7,340, including accrued interest, beginning in September 2006 through August 2009	240,726	—

	4,495,273	—
Less current maturities	670,038	—

	$3,825,235	$—

     The Oracle Agreement and the Dell Agreement transactions are excluded from the Company’s condensed consolidated statement of cash flows.
11. Severance Expense
     During the second quarter of 2006, the Company recorded a charge of $295,000 for severance benefits due to terminated employees. This charge was related to a June 2006 staff reduction of 10 employees, whose positions became redundant as a result of the ClickFind acquisition. As of September 30, 2006, $114,000 of these costs remained unpaid to the former employees. The Company anticipates that substantially all of these costs will be paid prior to December 31, 2006.
     The Company accounts for termination benefits in accordance with SFAS No. 146, “Accounting for the Cost of Exit or Disposal Activities” which requires that termination benefit expenses be recorded ratably over the period during which employees must provide future services in order to obtain the benefit. There were no future service requirements in connection with the above noted terminations.
12. Restricted Cash
          The Company’s wholly owned subsidiary, DATATRAK GmbH, is required to provide a bank guarantee to the lessor of its office space equal to three months of rent. The terms of the bank guarantee require DATATRAK GmbH to maintain a restricted cash balance of 59,000 euros with the bank. The U.S. dollar equivalent of this amount was $74,962 at September 30, 2006 and $69,976 at December 31, 2005.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
13. Software Development Costs
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
          Research and development expenses included in selling, general and administrative expenses were $1,774,000 and $1,153,000 for the nine months ended September 30, 2006 and 2005, respectively.
14. Reclassification
     Certain prior year amounts have been reclassified to conform to the current year presentation.
15. Contingencies
     In the ordinary course of business, the Company is involved in employment related legal proceedings. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of DATATRAK.
     On July 17, 2006, Datasci, LLC (“Datasci”) filed a complaint against the Company, ClickFind, and CF Merger Sub, Inc. (“Merger Sub”) alleging a patent infringement. As previously disclosed, on February 13, 2006, the Company acquired ClickFind pursuant to a merger agreement between the Company, ClickFind and Merger Sub, a wholly owned subsidiary of the Company. The Company believes Datasci’s claims are without merit and intends to defend this matter vigorously. On August 14, 2006, the Company filed an answer and counterclaim denying infringement of the patent in suit, asserting numerous affirmative defenses and counterclaiming for a declaratory judgment of non-infringement and invalidity of the patent. Because the litigation is in a preliminary stage, the Company cannot assess the likelihood of an adverse outcome or determine whether potential damages, if any, could have a material adverse impact on the Company’s results of operations in a future period or the Company’s financial position or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information set forth and discussed below for the three and nine month periods ended September 30, 2006 is derived from, and should be read in conjunction with, the condensed consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.
General
     DATATRAK is a provider of software and other related services, commonly referred to as an application service provider, or ASP. DATATRAK’s customers use the software known as DATATRAK EDC® and DATATRAK eClinical™ to collect and transmit clinical trial data, commonly referred to as electronic data capture, or EDC. The Company’s services assist companies in the clinical pharmaceutical, biotechnology, contract research organization and medical device research industries, in accelerating the completion of clinical trials. Approximately 14% of the Company’s assets, or $4,280,000, is held in cash, cash equivalents and short-term investments, and goodwill accounts for approximately 43% or, $12,957,000, of the Company’s total assets. The Company is continuing to enhance and commercialize its business and software, and anticipates that its operating results may fluctuate significantly from period to period. There can be no assurance of the Company’s long-term future prospects.
     On January 1, 2006, DATATRAK adopted SFAS No. 123(R) using the “modified prospective” method. Under this method compensation cost is recognized beginning January 1, 2006 based on the requirements of SFAS No. 123(R) for all share based payments granted after January 1, 2006, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006 that remain unvested at January 1, 2006. The Company has chosen to use the Black-Scholes option valuation model in valuing stock options granted prior to January 1, 2006, and will continue to use this valuation model for options granted after January 1, 2006. The adoption of SFAS 123(R) increased DATATRAK’s selling, general and administrative expenses by approximately $90,000, or $0.01 per share on both a basic and diluted basis, for the three months ended September 30, 2006, and approximately $296,000, or $0.03 per share on both a basic and diluted basis, for the nine months ended September 30, 2006. Because this expense is all related to incentive stock options, no income tax benefit is recognized for the stock compensation expense related to FAS 123(R). The Company’s unamortized compensation cost, related to nonvested stock options, at September 30, 2006 was $688,000. These costs are expected to be amortized over a weighted average period of approximately 1.9 years.
     On February 13, 2006, DATATRAK acquired all of the outstanding stock of ClickFind, a technology company focused on the clinical trials industry, located in Bryan, Texas. As a result of the acquisition, the Company’s management believes DATATRAK now has the most extensive eClinical software suite in the clinical trials industry. The total acquisition cost, on a purchase accounting basis, including acquisition related expenses of approximately $848,000 was $16,672,000. The cash portion of the purchase price, less cash acquired of approximately $87,000 and including unpaid accrued expenses of $52,000 at September 30, 2006, was approximately $4,721,000. The remainder of the purchase price consisted of $4,000,000 in notes payable and the issuance of approximately $7,864,000 in common shares (1,026,522 common shares). The value of the 1,026,522 common shares, for the purchase allocation, was determined based on the average closing price per share of the Company’s common shares for the five business day period from February 9 through February 15, 2006. The notes payable bear interest at prime plus 1%, and principal payments are due in installments of $500,000, $500,000 and $3,000,000 on February 1, 2007, 2008 and 2009, respectively. The operating results of ClickFind have been included in the Company’s consolidated results of operations for all periods subsequent to February 13, 2006.
     DATATRAK’s contracts provide a fixed price for each component or service to be delivered and revenue is recognized as these components or services are delivered. DATATRAK recognizes revenue based on the performance or delivery of the following specified services or components of its contracts in the manner described below:
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
     In some instances, the Company offers volume discounts to customers over multiple contracts. The Company estimates the volume discounts to be earned over the life of the contracts to which the discount applies. As a contract progresses, revenues are recorded using rates that reflect the anticipated volume discount to be achieved by the customer. The termination of a contract subject to a volume discount could result in a material adjustment to revenue previously recognized, in order to reflect the true economic value of the contract at the time of cancellation. At December 31, 2005, DATATRAK had deferred $125,000 of revenue as a result of its contracts subject to volume discounts. For the nine months ended September 30, 2006, an additional $28,000 of revenue was deferred as a result of its contracts subject to volume discounts.
     Backlog consists of anticipated revenue from authorization letters to commence services and signed contracts yet to be completed. Potential contracts or authorization letters that have passed the verbal stage, but have not yet been signed, are excluded from backlog. At September 30, 2006, DATATRAK’s backlog was $13,005,000. DATATRAK’s contracts can be cancelled or delayed at anytime and, therefore, the Company’s backlog, at any point in time, is not an accurate predictor of future levels of revenue. As a result of DATATRAK’s transactional and service-based business model combined with the dynamic nature of the clinical trials market where changes in scope are common, backlog has historically not been an accurate predictor of short-term revenue.
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
     In connection with the Company’s acquisition of ClickFind, in February 2006, $12,957,000 of goodwill has been recorded by the Company. In accordance with SFAS No. 142, goodwill is deemed to have an indefinite life and is not amortized but is subject to an impairment test at least annually. The Company is currently performing its initial annual goodwill impairment test as of October 31, 2006. For purposes of impairment testing, the Company has determined that it has one reporting unit. The Company will compare the estimated fair value of the reporting unit to its carrying value, including goodwill. If the fair value of its reporting unit exceeds its carrying value, goodwill will not be deemed to be impaired as of the impairment testing date.
     The Company will assess the recoverability of its finite-lived intangible assets using a projected, undiscounted, cash flow analysis when impairment indicators arise.

Results of Operations
     Three months ended September 30, 2006 compared with three months ended September 30, 2005
     Revenue for the three months ended September 30, 2006 increased 7.8% to $4,374,000, as compared to $4,056,000 for the three months ended September 30, 2005. During the third quarter of 2006, DATATRAK recorded revenue related to 123 contracts compared to 67 contracts during the three months ended September 30, 2005. Included in the 123 contracts are 23 contracts that were acquired from ClickFind on February 13, 2006. For the three months ended September 30, 2006, $3,128,000 of revenue was the result of contracts that were in backlog at December 31, 2005, $757,000 was the result of new business signed since January 1, 2006, and $489,000 was the result of contracts acquired from ClickFind. For the third quarter of 2005, $3,444,000 of revenue was generated from contracts that were in backlog at December 31, 2004 and $612,000 of revenue was the result of new business signed since January 1, 2005. Accounting for the acquisition of ClickFind as though it occurred on January 1, 2005, actual revenue for the three month period ended September 30, 2006 would have decreased 0.6% over pro forma revenue of $4,401,000 for the three month period ended September 30, 2005.
     Direct costs of revenue, mainly personnel costs, were $1,327,000 and $899,000 during the three months ended September 30, 2006 and 2005, respectively. Additional staff and other payroll cost increases accounted for $410,000, or 95.8%, of the $428,000 increase. DATATRAK’s gross margin decreased to 69.7% for the three months ended September 30, 2006 compared to 77.8% for the three months ended September 30, 2005. Accounting for the acquisition of ClickFind as though it occurred on January 1, 2005, actual gross margin would have decreased to 69.7% for the three month period ended September 30, 2006 from pro forma gross margin of 76.8% for the three month period ended September 30, 2005.
     Selling, general and administrative expenses (“SG&A”) include all administrative personnel costs, business and software development costs, and all other expenses not directly chargeable to a specific contract. SG&A expenses increased by 30.3% to $3,392,000 from $2,604,000 for the three months ended September 30, 2006 and 2005, respectively. Additional staff and other payroll cost increases accounted for $469,000, or 59.5%, of the $788,000 increase. The increase in personnel costs was caused by additional hiring and the addition of employees from the acquisition of ClickFind offset by 10 terminated employees in late June 2006. In part, the additional personnel was necessary to bring certain development functions in-house and allow for the discontinuation of outsourced research and development. Also contributing to the SG&A increase was higher office rent of $132,000 resulting primarily from the addition of the Bryan, TX office, $90,000 of stock compensation expense caused by the adoption of FAS 123(R) and higher travel expense due to additional sales efforts and corporate integration.
     Depreciation and amortization expense increased to $629,000 during the three months ended September 30, 2006 from $198,000 during the three months ended September 30, 2005. Included in depreciation and amortization expense is $226,000 of amortization expense related to $2,710,000 of intangible assets acquired in the ClickFind acquisition. In addition, depreciation and amortization expense includes $119,000 of depreciation expense related to $3,330,000 of software acquired in the ClickFind acquisition. The remainder of the increase was the result of an increase in the amount of assets being placed in service during the past year.
     Interest expense of $106,000 was recorded during the three months ended September 30, 2006. This expense is due to the debt issued in conjunction with the ClickFind acquisition and the Company’s insurance and capital expenditure financing arrangements.
     During the first six months of 2006, the Company recorded a net tax benefit and deferred tax asset of $297,000. Due to the uncertainty of the realization of this deferred tax asset, DATATRAK provided a full valuation allowance against this asset, which resulted in income tax expense of $297,000 for the three months ended September 30, 2006.
     Nine months ended September 30, 2006 compared with nine months ended September 30, 2005
     Revenue for the nine months ended September 30, 2006 increased 20.1% to $13,705,000, as compared to $11,415,000 for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, DATATRAK recorded revenue related to 134 contracts compared to 73 contracts during the nine months ended September 30, 2005. Included in the 134 contracts are 25 contracts that were acquired from ClickFind on February 13, 2006. For the nine months ended September 30, 2006, $10,883,000 of revenue was the result of contracts that were in backlog at December 31, 2005, $1,659,000 was the result of new business signed since January 1, 2006 and $1,163,000 was the result of contracts acquired from ClickFind. For the nine months ended September 30, 2005, $10,184,000 of revenue was generated from contracts that were in backlog at December 31, 2004 and $1,231,000 of revenue was the result of new business signed since January 1, 2005. Accounting for the acquisition of ClickFind as though it occurred on January 1,

2005, pro forma revenue for the nine month period ended September 30, 2006, would have been $13,913,000, an increase of 12.0% over pro forma revenue of $12,417,000 for the nine month period ended September 30, 2005.
     Direct costs of revenue, mainly personnel costs, were $3,877,000 and $2,741,000 during the nine months ended September 30, 2006 and 2005, respectively. Additional staff and other payroll cost increases accounted for $1,063,000, or 93.6%, of the $1,136,000 increase. DATATRAK’s gross margin decreased to 71.7% for the nine months ended September 30, 2006 compared to 76.0% for the nine months ended September 30, 2005. Accounting for the acquisition of ClickFind as though it occurred on January 1, 2005, pro forma gross margin would have decreased to 71.5% for the nine month period ended September 30, 2006 from pro forma gross margin of 75.0% for the nine month period ended September 30, 2005.
     SG&A expenses increased by 41.1% to $9,911,000 from $7,025,000 for the nine months ended September 30, 2006 and 2005, respectively. Personnel and payroll cost increases, director compensation costs, stock compensation expense and the Company’s sales incentive bonus plan accounted for $1,776,000 of the $2,886,000 increase. Of this $1,776,000 increase, $1,211,000 was due to additional hiring and additional staff costs caused by the addition of employees from the acquisition of ClickFind offset by 10 terminated employees in late June, $296,000 was caused by the adoption of FAS 123(R) and $128,000 was due to the Company’s director compensation plan. In part, the additional personnel was necessary to bring certain development functions in-house and allow for the discontinuation of outsourced research and development. DATATRAK’s travel expenses increased by $360,000 due to additional sales efforts and corporate integration. Outside consulting fees increased $240,000, due to the Company’s software and business development projects. Increased marketing efforts resulted in $160,000 of higher expense.
     During the nine months ended September 30, 2006, DATATRAK recorded a charge of $295,000 for severance benefits due to 10 terminated employees.
     Depreciation and amortization expense increased to $1,664,000 during the nine months ended September 30, 2006 from $575,000 during the nine months ended September 30, 2005. Included in depreciation and amortization expense is $570,000 of amortization expense related to $2,710,000 of intangible assets acquired in the ClickFind acquisition. In addition, depreciation and amortization expense includes $317,000 of depreciation expense related to $3,330,000 of software acquired in the ClickFind acquisition. The remainder of the increase was the result of an increase in the amount of assets being placed in service during the past year.
     Interest expense of $248,000 was recorded during the nine months ended September 30, 2006. This expense is due to the debt issued in conjunction with the ClickFind acquisition and the Company’s insurance and capital expenditure financing arrangements.
     For the nine months ended September 30, 2006 the Company’s pretax loss was $2,109,000, resulting in an income tax benefit of $615,000. Because recoverability is uncertain, DATATRAK has provided a full valuation allowance for the $615,000 deferred tax asset.
Liquidity and Capital Resources
     Since its inception, the Company’s principal sources of cash have been cash flow from operations and proceeds from the sale of equity securities. The Company’s investing activities primarily reflect capital expenditures and sales and purchases of short-term investments. During the first nine months of 2006, the Company used approximately $4,669,000 in cash for the ClickFind acquisition.
     The Company’s contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received monthly as work on the contract progresses. All amounts received are recorded as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. The Company typically receives a low volume of large-dollar receipts. DATATRAK’s accounts receivable fluctuates due to the timing and size of cash receipts. Contracting and collection practices are designed to maintain an average collection period for accounts receivable of one to three months. Any increase in the Company’s normal collection period for accounts receivable will negatively impact its cash flow from operations and working capital. At September 30, 2006, the average collection period for accounts receivable was 58 days compared to 56 days at December 31, 2005. Accounts receivable (net of allowance for doubtful accounts) was $3,301,000 at September 30, 2006 and $2,854,000 at December 31, 2005. The increase in accounts receivable was caused primarily by the Company’s revenue growth and the increase in the average collection period. Deferred revenue was $978,000 at September 30, 2006 compared to $1,027,000 at December 31, 2005.
     Cash and cash equivalents decreased $2,137,000 during the nine months ended September 30, 2006. This was the net result of $129,000 provided by operating activities, $2,122,000 used in investing activities and $40,000 used in financing activities. Foreign currency fluctuations caused a $104,000 decrease in cash and cash equivalents. Cash provided by operating activities was mainly the result of the Company’s net loss of $2,109,000, which was offset mainly by non cash depreciation and amortization of $1,664,000 and stock based compensation of $444,000. Investing activities included $4,669,000 used for the acquisition of ClickFind, as well as $483,000 to purchase property and equipment, offset by net maturities of investments totaling $3,030,000. Financing activities primarily consist of $167,000 of proceeds from the issuance of common shares resulting from exercises of common share options and warrants, which was offset by $117,000 used to repay long-term debt assumed from ClickFind and other debt obligations of DATATRAK totaling $99,000.
     At September 30, 2006, the Company had working capital of $4,349,000 and its cash, cash equivalents and short-term investments totaled $4,280,000. The Company’s working capital decreased by $6,447,000 since December 31, 2005. The decrease was primarily due to cash, cash equivalents and short-term investments decreasing by $5,083,000, caused mainly by the $4,669,000 of cash used for the acquisition of ClickFind.
     The Company is party to a lease agreement that requires it to maintain a restricted cash balance. DATATRAK’s restricted cash balance was $75,000 at September 30, 2006.
     The Company has established two lines of credit with two separate banks. One of the lines allow the Company to borrow up to a certain percentage of its investments, as determined by the type of investment, held at the bank. The line of credit bears interest at rates based on the prime rate, and is payable on demand. The other line of credit allows DATATRAK to borrow up to $2,000,000 at an interest rate equal to the prime rate minus 100 basis points for U.S. dollar borrowings and the euro dollar rate plus 125 basis points for euro borrowings, payable on demand. The $2,000,000 in available borrowing would be collateralized by certain assets of the Company. At September 30, 2006, the Company had no amounts outstanding against these lines of credit.
     At September 30, 2006, DATATRAK has a note payable of $146,210 due to Westfield Bank, FSB. The note bears interest at 7.74% and is due in equal installments of $75,233, including accrued interest on October 20, 2006 and January 20, 2007. As of September 30, 2006, the Company also has a note payable of $254,547 due to Oracle Credit Corporation, payable in monthly payments of $9,012, including accrued interest, through June 2009. In addition, the Company had a capital lease payable at September 30, 2006 of $240,726 due to Dell Financial Services, payable in monthly installments of $7,340, including accrued interest, through August 2009.
     The terms of the Company’s recently completed acquisition of ClickFind required it to pay approximately $4,000,000 of cash to the former shareholders of ClickFind in February 2006. DATATRAK also issued notes payable to certain former shareholders of ClickFind in the amount of $4,000,000 that bear interest at prime plus 1%, and are payable in installments of $500,000, $500,000 and $3,000,000 on February 1, 2007, 2008 and 2009, respectively. Of the $4,000,000, $2,618,000 is held by an executive officer of the Company who was the founder of ClickFind. Of the remaining $1,382,000 of ClickFind Notes, $1,017,000 is held by other current employees of the Company. The Company is responsible for the costs of integrating ClickFind’s operations with its current operations, and all future operating costs of ClickFind. The Company intends to fund these additional costs with its cash and cash equivalents, maturities of short-term investments, cash flow from operations and borrowings against its lines of credit.
     The Company intends to continue to fund the maintenance and testing of the DATATRAK EDC® software, as well as invest in the development, enhancement and testing of DATATRAK eClinical™. The Company’s operations and the EDC market are still in a developmental stage. DATATRAK expects to have modest revenue growth and near breakeven cash flow from operations for 2006 as it continues to build its customer base and convert backlog into revenue. However, the achievement of the Company’s previously disclosed goal of reporting net income for 2006 is not achievable as a result of the delayed timing of clinical trial sponsor decisions to conduct new clinical trials along with cancellations and delays in ongoing clinical trials all of which are difficult to predict.
     During the nine months ended September 30, 2006, the Company had cash expenditures totaling $483,000 for purchases of property and equipment. The Company also entered into the Oracle Agreement and Dell Agreement resulting in additional purchases of property and equipment of $492,000. The Oracle Agreement and Dell Agreement transactions are excluded from the Company’s condensed consolidated statement of cash flows.
     The Company anticipates additional cash expenditures for capital assets and related items of approximately $250,000, net of anticipated financing, through the end of 2006 for continued commercialization, product development and maintenance of DATATRAK EDC® and DATATRAK eClinical™ and the anticipated growth of DATATRAK’s business and information technology infrastructure. A portion of these anticipated expenditures are dependent on the Company’s growth, and are therefore discretionary in nature.

     The Company records research and development expenditures as part of its SG&A expenses. During the nine months ended September 30, 2006, the Company recorded $1,774,000 for research and development expenditures. DATATRAK’s 2006 research and development expenditures have been and will continue to be for the maintenance and testing of the DATATRAK EDC® software, as well as the development, enhancement and testing of DATATRAK eClinical™.
     DATATRAK anticipates funding its short-term working capital requirements from existing cash and cash equivalents, maturities of short-term investments, cash flow from operations and its lines of credit. However, DATATRAK may need to raise additional funds for its long-term capital requirements or to offset delays or cancellations of contracts, support expansion, respond to competitive pressures, acquire complementary businesses or technology or take advantage of unanticipated opportunities. Additional funds may be raised by selling debt or equity securities, by entering into strategic relationships or through other arrangements. Additional capital may not be available on acceptable terms, if at all. To the extent that additional equity capital is raised, it could have a dilutive effect on existing shareholders.
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
     Interest Rate Risk
     DATATRAK has fixed income investments consisting of cash equivalents and short-term investments, and short and long-term notes payable which may be affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents and short-term investments with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Investments are reported at amortized cost, which approximates fair value. A 1.0% change in interest rates during the nine months ended September 30, 2006, would have resulted in a $52,000 change in DATATRAK’s interest income during the period.
     The Company’s notes payable to certain former shareholders of ClickFind bear interest at prime plus 1%, and interest is paid quarterly. A 1% change in the prime rate during the nine months ended September 30, 2006, would have resulted in a $25,000 change in DATATRAK’s interest expense during the period.
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
     DATATRAK’s financial position and results of operations are impacted by translation adjustments caused by the conversion of foreign currency accounts and operating results into U.S. dollars for financial reporting purposes. A 1.0% fluctuation in the exchange rate between the U.S. dollar and the euro at September 30, 2006, would have resulted in a $25,000 change in the foreign currency translation amount recorded on the Company’s balance sheet, due to foreign currency translations. A 1.0% fluctuation in the average exchange rate between the U.S. dollar and the euro for the nine months ended September 30, 2006 would have resulted in a $38,000 change in the Company’s net loss for the nine months ended September 30, 2006 due to foreign currency translations. During the nine months ended September 30, 2006, the average exchange rate between the euro and the U.S. dollar decreased by approximately 1.5% compared to the nine months ended September 30, 2005. The conversion of the Company’s foreign operations into U.S. dollars upon consolidation resulted in a net loss that was approximately $58,000 less than would have been recorded had the exchange rate between the euro and the U.S. dollar remained consistent with 2005 rates.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) as of the end of the period covered by this report. Based upon that evaluation the Company’s management, including the chief executive officer and chief financial officer, have concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Changes in Internal Controls
     There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     On July 17, 2006, Datasci, LLC (“Datasci”) filed a complaint against the Company, ClickFind, Inc. (“ClickFind”) and CF Merger Sub, Inc. (“Merger Sub”) (Civil Docket No. 8:06-cv-01820-MJG, United States District Court, District of Maryland) alleging infringement of United States Patent No. 6,496,827. As previously disclosed, on February 13, 2006, the Company acquired ClickFind pursuant to a merger agreement between the Company, ClickFind and Merger Sub, a wholly owned subsidiary of the Company. Datasci seeks injunctive relief and money damages in an unspecified amount. The Company believes Datasci’s claims are without merit and intends to defend this matter vigorously. On August 14, 2006, the Company filed an answer and counterclaim denying infringement of the patent in suit, asserting numerous affirmative defenses and counterclaiming for a declaratory judgment of non-infringement and invalidity of the patent. Because the litigation is in a preliminary stage, the Company cannot assess the likelihood of an adverse outcome or determine whether potential damages, if any, could have a material adverse impact on the Company’s results of operations in a future period or the Company’s financial position or liquidity.
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

DATATRAK International, Inc.
Registrant
Date: November 9, 2006	/s/ Jeffrey A. Green
Jeffrey A. Green,
President and Chief Executive Officer and a Director (Principal Executive Officer)

Date: November 9, 2006	/s/ Terry C. Black
Terry C. Black,
Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)