Form 10-K
period 2006-12-31
DATATRAK INTERNATIONAL INC
filed 2007-03-16
CIK 886530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 000-20699
DATATRAK International, Inc.
(Exact name of registrant as specified in its charter)

Ohio	34-1685364

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification no.)

6150 Parkland Boulevard, Mayfield Hts., Ohio	44124

(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (440) 443-0082
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Shares, without par value Series A Junior Participating Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) the Act. Yes☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of June 30, 2006, the aggregate market value of the 9,869,719 common shares then outstanding, which together constituted all of the voting shares of the registrant, held by non-affiliates was $70,963,229 (based upon the closing price of $7.19 per common share on the Nasdaq SmallCap Market on June 30, 2006). For purposes of this calculation, the registrant deems the common shares held by all of its Directors and executive officers to be the common shares held by affiliates. As of February 28, 2007, the registrant had 11,576,115 common shares, without par value, issued and outstanding.
Documents Incorporated by Reference
     Portions of the registrant’s definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on June 14, 2007 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.
     Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2006.

i

PART I
ITEM 1. BUSINESS
Recent Developments
     On March 16, 2007, we agreed to the terms of a private placement financing with a group of institutional investors. In connection with this financing, which is currently expected to close early next week, we will sell 1,986,322 common shares at a price of $4.75 per share. The terms of this financing include the issuance of five-year warrants to purchase a total of 297,948 common shares at $6.00 per share to investors in the private placement, and the issuance of five-year warrants to purchase a total of 29,795 common shares at $6.00 per common share to the placement agents who assisted the Company in the private placement. The net proceeds from the sale of the common shares is expected to be approximately $8,797,000 (after deducting the commissions and certain expenses of the placement agents). We expect to use the proceeds of the private placement to fund working capital needs, expand the company’s sales and marketing efforts and to pay debt obligations as they mature. In connection with the agreement executed by the parties, we will grant registration rights for the purchased common shares and the common shares issuable upon exercise of the warrants. Closing of the private placement is dependent upon the satisfaction of customary terms and conditions.
General
     We are a technology and services company focused on providing a platform of software applications to the global clinical trials industry. Our customers use our software to collect, review, transmit and store clinical trial data electronically. The existence of a multicomponent suite of applications in this industry is commonly referred to as an eClinical offering. Our customers are companies in the clinical pharmaceutical, biotechnology, contract research organization (“CRO”), and medical device industries. Our services assist these companies in accelerating the completion of clinical trials more efficiently and safely by providing improved data quality and real time access to information on a global scale.
     We currently operate in one business segment as an Application Service Provider (“ASP”) providing electronic clinical trials technology often referred to as electronic data capture (“EDC”) to the clinical trials industry. Since we began our current operations in 1997, we have devoted the majority of our efforts to developing and improving our platform offerings and establishing the market presence necessary to compete in this evolving sector. DATATRAK’s mission is to provide clinical research data to sponsors of clinical trials faster and more efficiently than other forms of information-processing.
     At this time, the Company has two distinct software offerings. The first offering is a legacy-based point solution known as DATATRAK EDC®. This software product has provided electronic solutions for the global clinical trials industry since 1993. It was acquired by DATATRAK in January of 1998 from the German Division of Electronic Data Systems. This product served as the primary offering of the Company from 1998 through February 13, 2006. This legacy-based product will be providing electronic data collection services until ongoing clinical trials that it services come to completion at the end of 2009.
     On February 13, 2006, the Company acquired all of the outstanding stock of ClickFind, Inc. (“ClickFind”), a company focused on the application of a unified technology platform for clinical trials, located in Bryan, Texas, for a total negotiated aggregate purchase price of $18,000,000, less approximately $328,000 in certain transaction expenses and certain indebtedness of ClickFind. A component of the purchase price was paid with our common shares, priced at $9.25 per share, as determined by the terms of the acquisition agreement. The acquisition was recorded as a purchase, and as such, for the purpose of recording the acquisition, the value of the common shares used in the acquisition were valued at $7.66 per share, based on the average closing price per share of our common shares for the five business day period from February 9 through February 15, 2006.

     Based on the common share valuation of $7.66 per share, the total recorded acquisition cost including acquisition related expenses of $796,000 was $16,619,000. The cash portion of the purchase price, less cash acquired of $87,000 was approximately $4,669,000. The remainder of the purchase price consisted of $4,000,000 in notes payable and the issuance of approximately $7,863,000 in common shares (1,026,522 common shares). The acquired product suite is now known as DATATRAK eClinical™. This acquisition was made in order to appropriately react to market maturations that are transitioning from point solution offerings to overall suites of capabilities encompassed in a broader information platform. The Company believed that their competitiveness in this market could be enhanced more quickly and cost effectively through an acquisition rather than internal development. This rationale was also supported by opportunity considerations in being able to take advantage of early transitions in this market as customers begin to select their platforms of choice for the next several years. As a result of the acquisition, we believe we have the most extensive software suite in the clinical trials industry.
     All clinical trials currently being performed with DATATRAK EDC® will continue through conclusion with that product suite. At this time, it is anticipated that the DATATRAK EDC® platform will be utilized in these, and perhaps some new, clinical trials until the end of 2009. As such, we will provide two different architectures for the use of technology in clinical trials until current trials, and perhaps future trials, using the previous platform are completed. We will continue to support and provide, as needed, appropriate service packs for the maintenance of DATATRAK EDC®. However, no extensive, future development efforts are planned for DATATRAK EDC®, and following the conclusion of all clinical trials using DATATRAK EDC®, that product suite will be discontinued. DATATRAK will focus its future development efforts on the continuous enhancement of its core product platform the DATATRAK eClinicalTM software suite.
Overview of the Clinical Research Industry
     Our customers are companies that perform clinical trials in the pharmaceutical, biotechnology, CRO and medical device industry. This industry is driven by regulatory requirements which mandate that new drugs and medical devices be adequately tested in clinical trials prior to marketing these drugs and devices.
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
     Our products were developed to provide clinical research data to sponsors of clinical research trials faster and more efficiently than other forms of information-processing that utilize paper. Automating data entry and review procedures can save time in the drug development and medical device approval process, and possibly result in enhanced patient safety. Our system consists of numerous modules designed for flexible adaptation to the clinical research process. We initially provide a set of electronic data forms that can be modeled to suit the needs of each particular clinical trial. Each form is then made available through data entry capability to each research site participating in the clinical trial via the Internet. Once clinical trial data has been collected and entered, the clinical trial sponsor, or other contracted vendor, can review the data remotely via the Internet. After the data is reviewed and cleansed of all entry errors, the software’s report capability can generate customized reports. Finally, the software’s export feature allows completed data and reports to be transmitted directly to a clinical trial sponsor’s in-house database. Under this model, research data is collected quicker and with greater accuracy than with physical review of paper reports.
     Our DATATRAK eClinicalTM software suite provides the following capabilities: EDC, interactive voice response systems (“IVRS”) (via phone or internet), medical coding, web-based randomization, clinical trial management system (“CTMS”), clinical data management system (“CDMS”), drug inventory management, digitized electrocardiograms, image collection, viewing and storing capabilities, electronic patient recorded outcomes (“ePRO”) and workgroup collaboration capabilities. In comparison to the legacy product, DATATRAK EDC®, several of these new capabilities will represent additional revenue opportunities for the Company as the DATATRAK eClinicalTM product offering matures.
     Our software products have successfully supported hundreds of international clinical trials involving thousands of patients in 59 countries. DATATRAK products have been utilized in some aspect of the clinical development of 16 separate drugs that have received regulatory approval from either the United States Food and Drug Administration (“FDA”) or counterpart European regulatory bodies (“EMEA”).
     Our Enterprise Transfer program will allow customers to become empowered to design, set up and manage their clinical trials independently through our ASP delivery. The Company believes that our customers’ desire to be as independent as possible in the performance of their clinical trials is another growth aspect of this industry that is gaining momentum. Because of this anticipated industry maturation, DATATRAK is aggressively investing in the formation of its own Enterprise Consulting Group so as to provide knowledgeable guidance to customers who want to implement our complete information platform within their organizations. We intend to continue to fund the maintenance and testing of the DATATRAK EDC® software, as well as invest in the development and enhancement of DATATRAK eClinical™ software suite. Research and development expenses were $2,310,000, $1,650,000 and $1,142,000 in 2006, 2005 and 2004, respectively.

Customers and Marketing
     Our customers are largely comprised of clinical trial sponsors and CRO’s. We market our software and services through a sales and marketing staff located in the United States and Europe. The market for the deployment of electronic clinical trials in general and for our services specifically, has been an emerging one. Our marketing efforts have included selective participation in scientific and medical meetings to promote our services and we have occasionally used direct mail and journal advertisements to build awareness of our capabilities.
     Our marketing and sales efforts have been focused upon building reference accounts with key customers and leveraging these relationships into new divisions of our current customers, and growing new customers through maintaining a high level of satisfaction in the delivery of our DATATRAK eClinicalTM product suite on a worldwide basis.
     The market for electronic clinical trials has been slow to develop. The growth of the Internet has drastically altered business strategies and pricing models in this specific sector. Most vendors have insignificant revenues and are classified as start-ups. Nonetheless, we believe that some type of automation in the collection and review of clinical trial data is inevitable.
     It is our belief that our software platform can be competitive in this emerging marketplace. Our products have been tested and verified to be in compliance with FDA and other regulations. Our software offering is delivered primarily via the Internet and supports multiple languages. Furthermore, many clinical trial sponsors have published statistics indicating that the use of technology can reduce the length of time to complete a clinical trial and improve the quality of the clinical trial data.
     The extent to which we rely on revenue from one customer varies from period to period, depending upon, among other things, our ability to generate new business, and the timing and size of clinical trials. In light of our small revenue base, we are more dependent on major customers than many of the larger participants in the EDC industry. The table below sets forth the percentage of revenue generated from customers who accounted for more than 10% of our revenue during 2006, 2005 and 2004.
Year ended December 31,

	Year ended December 31,
Customer	2006	2005	2004
Sanofi-Aventis	*	*	15%
Otsuka Research Institute	44%	59%	55%

*	Less than 10% of revenue.
Contracts
     Our contracts provide a fixed price for each component or service to be delivered, and revenue is recognized as these components or services are delivered. We recognize revenue based on the performance or delivery of the following specified services or components in the manner described below:
•	Project management and data management (design, report and export) service revenue is recognized proportionally over the life of a contract as services are performed based on the contractual billing rate per hour for those services.

•	Data items revenue is earned based on a price per data unit as data items are entered into DATATRAK’s hosting facility.

•	Classroom training services revenue is recognized as classroom training is completed, at rates based on the length of the training program.

•	Internet-based training services revenue is recognized on a per user basis as self-study courses are completed.

•	Help desk revenue is recognized based on a monthly price per registered user under the contract.

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
Competition
     We compete in this market on the strength of our software’s functionality, design architecture and data entry and review tools, which we believe equal or exceed those available in the market. We believe that our greatest strength is directly related to our offering of a broad information platform that can be used throughout an organization to efficiently manage their clinical trials. The Company is working hard to accomplish its goal of becoming the “Desktop” for the clinical trials industry.
     The Company’s competition is paper as well as other technology solutions. The electronic clinical trials technology market is highly competitive and fragmented. The largest competitor is the traditional paper-based method of collecting clinical trial data. In addition, technology applications in this and every industry are always emerging and are characterized by rapid evolutions. At times, the Company also competes with both internal initiatives at our customers as well as those in the CRO industry.
     Our major competitors include other software vendors, clinical trial data service companies and large pharmaceutical companies currently developing their own in-house technology. Our software suite has a variety of unified offerings which includes: EDC, interactive voice response systems (“IVRS”) (via phone or internet), medical coding, web-based randomization, clinical trial management system (“CTMS”), clinical data management system (“CDMS”), drug inventory management, digitized electrocardiograms, image collection, viewing and storing capabilities, electronic patient recorded outcomes (“ePRO”) and workgroup collaboration capabilities. Each of these individual offerings has distinct single point solution competitors in the clinical trial market. Sponsors of clinical research have a variety of choices in which to satisfy each of these capabilities for their clinical trials from many different organizations. We are not aware of any competitors that have all of these individual components contained under one software architecture.
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
     We are aware of other EDC systems that compete or, in the future, may compete directly with one or more of the software product offerings included in our DATATRAK eClinicalTM software suite. There are other companies that have developed or are in the process of developing technologies that are, or, in the future, may be, the basis for competitive products. Some of those technologies may have an entirely different approach or means of accomplishing the desired effects as our product. Either existing or new competitors may also develop products that are superior to or that otherwise achieve greater market acceptance than our software. In addition, we believe that certain large companies in the information technology industry may be forming alliances and attempting to capitalize on the data delivery options offered by the Internet. To the extent that our approach to EDC may gain market acceptance, larger companies in the information technology industry may develop competing technology to our detriment.
Regulatory Matters
     The FDA has issued guidances and regulations on the use of computer systems in clinical trials relating to standard operating procedures, data entry, system design, security, system dependability and controls, personnel training, records inspection and certification of electronic signatures. Based on our review, we believe that our software products comply with these guidances and regulations. Any release of

FDA guidances that are significantly inconsistent with the design of our software may cause us to incur substantial costs to remain in compliance with FDA guidances and regulations. We are continuing to monitor the FDA’s guidances to ensure compliance.
     In addition to FDA guidances and regulations, we also comply with International Conference on Harmonization (“ICH”) Regulations guidances for good clinical practices. These guidances have been developed by the ICH and have been subject to consultation by regulatory parties, in accordance with the ICH process. The regulatory bodies consist of representatives from the European Union, Japan and the U.S.
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
Potential Liability and Insurance
     Our services are supported by telecommunications equipment, software, operating protocols and proprietary applications for high-speed transmission of large quantities of data among multiple locations. In such operations, it is possible that data files may be lost, altered or distorted. Our software and its future enhancements or adaptations may contain undetected design faults and software “bugs” that, despite our testing, are discovered only after the system has been installed and used by customers. Such faults or errors could cause delays or require design modifications on our part. In addition, clinical pharmaceutical and medical device research requires the review and handling of large amounts of patient data. Potential liability may arise from a breach of contract or a loss of or unauthorized release of clinical trial data. Contracts with our customers are designed to limit our liability for damages resulting from errors in the transportation and handling of data. Nevertheless, we may still be subject to claims for data losses in the transportation and handling of data over our information technology network.
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
Intellectual Property
     Intellectual property rights are significant to our ongoing operations and future opportunities. We have taken steps to secure patent protection for recently-developed database technology. Our software and business processes embody numerous trade secrets which we protect through various physical and technical security measures, as well as by agreement. Modules of our product suite, related manuals and other written and graphical materials are subject to copyright protection. Our DATATRAK® brand is at the heart of a family of registered trademarks and service marks that identify and distinguish our software and services in the market. We sell our services and license the use of our software subject to contract provisions intended to provide appropriate protection to these valuable intellectual property assets.
Employees
     As of February 28, 2007, we had approximately 122 full-time employees. None of our employees are represented by a union, and we consider relations with our employees to be satisfactory. We have employment agreements with all of our executive officers. Due to the early stage of development of our industry and business, the loss of the services of any of our executive officers could put us at a competitive disadvantage, since we would need to attract a qualified new executive to fill the vacancy. To address these risks, we must, among other things, continue to attract, retain and motivate qualified personnel.

Available Information
     Our Internet address is www.datatrak.net. Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are accessible through the investor relations section of our Web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC” or the “Commission”). The information on our Web site is not, and shall not be deemed to be, a part of this report or incorporated into any other report we file with or furnish to the SEC.
     Upon the receipt of a written request from any shareholder we will mail, at no charge to the shareholder, a copy of our Annual Report, including the financial statements and schedules required to be filed with the Commission pursuant to Rule 13a-1 under the Exchange Act, for our most recent fiscal year.
(Remainder Of This Page Intentionally Left Blank)

ITEM 1A. RISK FACTORS
     Certain statements made in this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). All statements that address operating performance, events or developments that we anticipate will occur in the future, including statements related to future revenue, profits, expenses, income, cash flow and earnings per share or statements expressing general optimism about future results are forward-looking statements. In addition, words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to the safe harbors created in the Exchange Act.
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
We have a limited operating history and recorded a loss in 2006.
     We began providing EDC services in 1997 and have a limited operating history upon which our performance may be evaluated. Although we were profitable in 2004 and 2005, we had previously recognized operating losses in each year since 1997, and again recorded a loss in 2006. Our cumulative operating loss since 1997 from EDC operations totaled $40,810,000 at December 31, 2006. Any number of factors, including, but not limited to, termination or delays in contracts, inability to grow and convert backlog into revenue or being unable to quickly reduce costs if required, could cause us to record losses in future periods.
If we do not continue to enhance our software, we may not be able to meet the evolving needs of our customers.
     Although our proprietary software solutions have been used in clinical trials, continued enhancement is necessary to provide additional functions and services to meet the ever-changing needs and expectations of our customers. To date we have had limited EDC revenue from which to support the costs of this continued software enhancement. Our potential future revenue may not be sufficient to absorb corporate overhead and other fixed operating costs that will be necessary for our future success.
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
     Our primary customers are companies in the pharmaceutical industry. Our business is substantially dependent on the research and development expenditures of companies in this industry. The extent to which we rely on revenue from one customer varies from period to period, depending upon, among other things, our ability to generate new business and the timing and size of clinical trials. In light of our small revenue base, we are more dependent on major customers than many of the larger participants in the EDC industry. During 2006, one customer accounted for 44% of our total revenue for the year. Our operations could be materially and adversely affected by, among other things,
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
Our competitive position and business may be adversely affected if we are unable to protect our intellectual property rights or infringe upon the intellectual property rights of others. See Item 3 “Legal Proceedings”.
     Intellectual property rights, including patent rights, are significant to our ongoing operations and future opportunities. Our success will depend, in part, on our ability to secure our own intellectual property rights (e.g., patents, copyrights, trademarks, trade secrets), obtain licenses to technology owned by third parties when necessary, and conduct our business without infringing on the proprietary rights of others. There can be no assurance, however, that our proprietary rights will provide us significant protection or commercial advantage or that measures taken to protect our confidential information will adequately prevent the disclosure or misuse of such confidential information. In addition, there can be no assurance that, in the future, a third party will not assert that we are violating their proprietary rights, including that our technologies, products or services infringe their patents. As indicated in Item 3, “Legal Proceedings,” such a claim was asserted against the Company in 2006 and is currently being contested. In that event, we could incur substantial costs and diversion of the time and attention of management and technical personnel in defending ourselves against any such claims. Any meritorious claim of intellectual property infringement against us could have a material adverse effect on our competitive position and business.
We may not be able to successfully integrate and profitably manage our acquired business and our new software offering without substantial costs, delays or other problems. Acquisitions also may involve a number of special risks some or all of which could have a material adverse effect on our business, results of operations and financial condition. Examples of special risks relating to acquisitions include:
•	adverse short-term effects on our reported operating results;

•	potentially dilutive issuances of equity securities or the incurrence of debt and contingent liabilities;

•	diversion of management’s attention;

•	dependence on retention, hiring and training of key personnel; and

•	risks associated with unanticipated problems or legal liabilities.
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
We have Anti-takeover Provisions and Preferred Share Purchase Rights.
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
ITEM 3. LEGAL PROCEEDINGS
     In the ordinary course of business, we are involved in employment related legal proceedings. We are of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.
     On July 17, 2006, Datasci, LLC (“Datasci”) filed a complaint against the Company, ClickFind and CF Merger Sub, Inc. (“Merger Sub”) (Civil Docket No. 8:06-cv-01820-MJG, United States District Court, District of Maryland) alleging infringement of United States Patent No. 6,496,827 (the “Datasci claim”). As previously disclosed, on February 13, 2006, we acquired ClickFind pursuant to a merger agreement between the Company, ClickFind and Merger Sub, a wholly owned subsidiary of the Company. Datasci seeks injunctive relief and money damages in an unspecified amount. We believe Datasci’s claims are without merit and intend to defend this matter vigorously. On August 14, 2006, we filed an answer and counterclaim denying infringement of the patent in suit, asserting numerous affirmative defenses and counterclaiming for a declaratory judgment of non-infringement and invalidity of the patent. Because the litigation is in a preliminary stage, we cannot assess the likelihood of an adverse outcome or determine whether potential damages, if any, could have a material adverse impact on the Company’s results of operations in a future period or the Company’s financial position or liquidity.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.
ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY*
     The name, age and positions of each of the Company’s executive officers, as of February 28, 2007, are as follows:

Name	Age	Position
Dr. Jeffrey A. Green	51	President, Chief Executive Officer and Director
Terry C. Black	49	Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary
Marc J. Shlaes	52	Vice President of Product Strategy
Dr. Wolfgang Summa	42	Vice President of Strategic Business Relationships
Jim Bob Ward	46	Vice President of Research and Development

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.
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
     Wolfgang Summa, PhD., MSc. Dr. Summa has served as our Vice President of Strategic Business Relationships since April 2006. Dr. Summa is responsible for our Enterprise Consulting Group. From December 2000 through March 2006, Dr. Summa served as our Vice President of Global Operations. Dr. Summa has been employed by us since 1998. Prior to joining us, Dr. Summa served in various research positions within the EDC industry.
     Jim Bob Ward, MS. Mr. Ward has been our Vice President of Research and Development since February 2006. Mr. Ward is responsible for the continuing development of our DATATRAK eClinical™ product suite. Mr. Ward is the former President and Chief Executive Officer of ClickFind. From 2000 through January 2005, while employed at ClickFind, Mr. Ward developed the workflow and clinical research applications that make up the DATATRAK eClinical™ product suite.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON SHARES AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares are traded on The NASDAQ Capital Market under the symbol “DATA.”
     Our common shares were initially offered to the public on June 11, 1996 at a stock split adjusted price of $9.00 per share and commenced trading on NASDAQ on that date. On July 20, 2005, our Board of Directors approved a three-for-two share split that was distributed in the form of a 50% share dividend. Our shareholders of record at the close of business on August 15, 2005 received one additional Common Share for every two common shares held on that date. The new common shares were distributed on or around August 31, 2005 and began trading ex-dividend on September 1, 2005. We have restated all prior reported common share and per share amounts as if the share split had occurred at the beginning of the earliest period being reported. The following table sets forth, for the years ended December 31, 2006 and 2005, the high and low sale prices per common share, as reported by NASDAQ. These prices do not include retail markups, markdowns or commissions.

	High	Low
2006
First Quarter	$10.10	$6.81
Second Quarter	$8.48	$6.27
Third Quarter	$7.65	$5.50
Fourth Quarter	$5.84	$4.05

	High	Low
2005
First Quarter	$14.47	$6.97
Second Quarter	$12.99	$9.33
Third Quarter	$16.00	$8.43
Fourth Quarter	$12.74	$8.48

     On February 28, 2007, the last sale price of our common shares as reported by NASDAQ was $5.09 per share. As of February 28, 2007, we had 80 shareholders of record.
     We have never declared or paid cash dividends on our common shares. Any determination to pay cash dividends in the future will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs and plans for expansion.
(Remainder Of This Page Intentionally Left Blank)

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Statement of Operations Data (1):
Revenue	$17,690	$15,735	$11,305	$7,052	$4,721
Direct costs	5,222	3,789	2,634	1,622	1,804

Gross profit	12,468	11,946	8,671	5,430	2,917
Selling, general and administrative expenses	13,266	10,025	7,229	5,551	7,893
Other (2)	295	—	—	—	364
Depreciation and amortization	2,306	748	651	937	1,122

(Loss) income from operations	(3,399)	1,173	791	(1,058)	(6,462)
Other income (expense)	(115)	182	35	14	71

(Loss) income before income taxes	(3,514)	1,355	826	(1,044)	(6,391)
Income tax expense (benefit)	976	(1,183)	9	4	—

Net (loss) income	$(4,490)	$2,538	$817	$(1,048)	$(6,391)

Net (loss) income per share: basic	$(0.40)	$0.25	$0.09	$(0.13)	$(0.81)

Shares used in the computation of basic net (loss) income per share	11,273	10,204	9,149	8,348	7,856

Net (loss) income per share: diluted	$(0.40)	$0.22	$0.08	$(0.13)	$(0.81)

Shares used in the computation of diluted net (loss) income per share	11,273	11,386	10,237	8,348	7,856

(1)	The operating results of ClickFind have been included in the Company’s consolidated results of operations for all periods subsequent to February 13, 2006.

(2)	In 2006, the Company recorded a severance charge of $295,000 due to the termination of 10 employees. In 2002, the Company recorded special items of $364,000 of which $244,000 was a severance charge related to the reduction of 20 employees and $120,000 was associated with a failed acquisition.

	December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$5,016	$9,363	$7,919	$4,261	$2,244
Working capital	4,134	10,796	8,575	3,468	1,380
Total assets	27,220	16,107	11,941	6,377	5,306
Long-term liabilities	5,447	—	—	—	24
Accumulated deficit	(32,916)	(28,425)	(30,964)	(31,781)	(30,732)
Total shareholders’ equity	18,064	13,697	10,117	4,601	3,231
Book value per common share (1)	$1.56	$1.33	$1.02	$0.51	$0.41

(1)	Book value per common share is calculated by dividing total shareholders’ equity as of December 31 by the number of common shares outstanding as of December 31.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     We are a technology and services company focused on providing a platform of software applications to the global clinical trials industry, which assist companies in the pharmaceutical, biotechnology, CRO and medical device industries. We assist our customers in accelerating the completion of clinical trials by streamlining the collection of data relating to clinical trials, and improving the overall quality of the clinical trial data collected.
     The discussion that follows highlights our business conditions and certain financial information. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
     Approximately 18% of our assets, or $5,016,000, is held in cash, cash equivalents and short-term investments. Goodwill accounts for approximately 40% of our assets, or $10,863,000. We recorded an operating loss in 2006 as we integrated an acquisition and recorded non-cash expenses related to FAS 123(R) (hereinafter defined) stock-based compensation and amortization of intangible assets totaling $1,608,000 that were not present in prior years. We are continuing to develop and commercialize our business, and anticipate that our operating results will fluctuate significantly from period to period. Our future success is dependent on market acceptance of EDC in general, as an alternative to the traditional paper method of collecting clinical trial data, and acceptance of our software products specifically.
     At December 31, 2006, our backlog was $12,248,000 compared to backlog of $20,324,000 at December 31, 2005. Our December 31, 2006 backlog consisted of 108 contracts with an average remaining value of $113,000. At December 31, 2005, our backlog consisted of 69 contracts with an average remaining value of $295,000. Our contracts in backlog at December 31, 2005 generated $13,813,000 of revenue during 2006. If we have no delays or cancellations to the contracts in backlog at December 31, 2006, we expect to convert approximately $8,500,000 of our December 31, 2006 backlog into revenue during 2007. Our contracts can be cancelled or delayed at anytime and, therefore, our backlog, at any point in time, is not an accurate predictor of future levels of revenue.
ClickFind Acquisition
     On February 13, 2006, we acquired all of the outstanding stock of ClickFind, a company focused on the application of a unified technology platform for clinical trials, located in Bryan, Texas. As a result of the acquisition, we believe we have the most extensive software suite in the clinical trials industry.
     The negotiated terms of the acquisition were for an aggregate purchase price of $18,000,000, less approximately $328,000 in certain transaction expenses and certain indebtedness of ClickFind. A component of the purchase price was paid with our common shares, priced at $9.25 per share, as determined by the terms of the acquisition agreement. The acquisition was recorded as a purchase, and as such, for the purpose of recording the acquisition, the value of the common shares used in the acquisition were valued at $7.66 per share, based on the average closing price per share of our common shares for the five business day period from February 9 through February 15, 2006.
     Based on the common share valuation of $7.66 per share, the total recorded acquisition cost, including acquisition related expenses of $796,000, was $16,619,000. The cash portion of the purchase price, less cash acquired of $87,000, was approximately $4,669,000. The remainder of the purchase price consisted of $4,000,000 in notes payable and the issuance of approximately $7,863,000 in common shares (1,026,522 common shares), both of which are excluded from the Company’s consolidated statement of cash flows. The notes payable bear interest at prime plus 1%, and principal payments are due in installments of $500,000, $500,000 and $3,000,000 on February 1, 2007, 2008 and 2009, respectively. In connection with the Datasci claim, an arrangement was entered into with certain former ClickFind shareholders for sharing of the expenses associated with that litigation. Under that arrangement, a certain portion of principal payments due under the notes would be used to offset a certain portion of the expenses related to the litigation. Of the $500,000 payment due on February 1, 2007, $327,000 was held by the Company to be used to satisfy these expenses as they are incurred. As of March 1, 2007, approximately $70,000 of the $327,000 has been used to satisfy such expenses.
     The acquisition was accounted for as a purchase, and accordingly, fair value adjustments to the assets acquired and liabilities assumed were recorded as of the date of acquisition. We have obtained a third party valuation of certain tangible and intangible assets acquired. We acquired $6,040,000 of amortizable intangible assets and $10,863,000 of goodwill.
     The operating results of ClickFind have been included in our consolidated results of operations for all periods subsequent to February 13, 2006.
Critical Accounting Policies
     In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified the most critical accounting principles upon which our financial status depends. Critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies were identified to be those related to revenue recognition, software development costs, stock-based compensation, goodwill and other intangible assets and income taxes.
Revenue Recognition
     DATATRAK recognizes revenue in accordance with Staff Accounting Bulletin 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product or service has occurred; the fee is fixed or determinable; and collectibility is probable. DATATRAK’s contracts provide a fixed price for each element to be delivered, and revenue is recognized as these multiple-elements are delivered. The Company determines objective and reliable evidence of fair value for the price of items included in its multiple-element arrangements based on vendor-specific objective evidence of the per element price the Company would sell an item for on a standalone basis or other methods allowable under EITF No. 00-21. DATATRAK recognizes revenue based on the performance or delivery of the following specified services or components of its contracts in the manner described below:
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

Software Development Costs
     Development costs incurred in the research and development of new software products, and enhancements to existing software products, are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Such costs are amortized over the lesser of three years or the economic life of the related product. We perform an annual review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are expensed.
Stock-Based Compensation
     On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“FAS 123(R)”) using the “modified prospective” method. Under this method, compensation cost is recognized beginning January 1, 2006 based on the requirements of SFAS No. 123(R) for all share-based awards granted after January 1, 2006, and based on the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all awards granted to employees prior to January 1, 2006 that remain unvested at January 1, 2006. We used the Black-Scholes option valuation model to calculate the fair value of stock options granted prior to January 1, 2006.
     Prior to January 1, 2006, we accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” for stock options granted to employees and directors, and followed the alternative fair value accounting provided for under SFAS No. 123 and EITF 96-18 for stock options granted to non-employees. SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” requires disclosure of compensation expense under both APB No. 25 and SFAS No. 123.
Goodwill and Other Intangible Assets
     We have obtained a third party valuation of certain tangible and intangible assets acquired in the ClickFind acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is deemed to have an indefinite life and is not amortized but is subject to an impairment test at least annually or more frequently if impairment indicators arise. We performed an initial annual goodwill and other intangible assets impairment test as of October 31, 2006. For purposes of impairment testing, we determined that we have one reporting unit. We compared the estimated fair value of the reporting unit to its carrying value, including goodwill. The fair value of the reporting unit exceeded its carrying value at October 31, 2006, and therefore goodwill and other intangible assets was not deemed to be impaired as of the impairment testing date.
Income Taxes
     We follow SFAS No. 109, “Accounting for Income Taxes.” This accounting standard requires that the liability method be used in accounting for income taxes. Under this accounting method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that apply in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided for deferred tax assets for which realization currently is not certain. Quarterly income taxes are recorded at the effective rate, based on annual forecasted income.

Results of Operations
     The following table shows, for the periods indicated, selected items from our Consolidated Statements of Operations, expressed as a percentage of revenue.

	Year Ended December 31,
	2006	2005	2004
Revenue	100.0%	100.0%	100.0%
Direct costs	29.5	24.1	23.3
Gross profit	70.5	75.9	76.7
Selling, general and administrative expenses	75.0	63.7	63.9
Severance expense	1.7	—	—
Depreciation and amortization	13.0	4.8	5.8
(Loss) income from operations	(19.2)	7.4	7.0
Other income (expense), net	(0.7)	1.2	0.3
(Loss) income before income taxes	(19.9)	8.6	7.3
Income tax expense (benefit)	5.5	(7.5)	0.1
Net (loss) income	(25.4)	16.1	7.2
Year ended December 31, 2006 compared with year ended December 31, 2005
     Revenue for the year ended December 31, 2006 increased by 12.4% to $17,690,000, compared to $15,735,000 for the year ended December 31, 2005. During the year ended December 31, 2006, we recorded revenue related to 147 contracts compared to 81 contracts during 2005. Included in the 147 contracts are 25 contracts that were acquired from ClickFind on February 13, 2006. For the year ended December 31, 2006, we recognized $125,000 of revenue that was previously deferred as a result of contracts subject to volume discounts. Revenue from Otsuka Research Institute accounted for 44% of our total revenue in 2006 compared to 59% of total revenue in 2005. For the year ended December 31, 2006, $13,813,000 of revenue was the result of contracts that were in backlog at December 31, 2005, $2,442,000 was the result of new business signed since January 1, 2006, and $1,435,000 was the result of contracts acquired from ClickFind. For the year ended December 31, 2005, $13,513,000 of revenue was the result of contracts that were in backlog at December 31, 2004 and $2,222,000 was the result of new business signed since January 1, 2005. Accounting for the acquisition of ClickFind as though it occurred on January 1, 2005, pro forma revenue for the year ended December 31, 2006 would have been $17,899,000, an increase of 4.8% over pro forma revenue of $17,080,000 for the year ended December 31, 2005.
     Direct costs of revenue, mainly personnel costs, were $5,222,000 and $3,789,000 during the years ended December 31, 2006 and 2005, respectively. Additional staff and other payroll cost increases accounted for $1,305,000, or 91.1%, of the $1,433,000 increase in 2006. The increase in staff was caused by the ClickFind acquisition as well as the increase in the number of contracts we have been managing over the past year. Our gross margin decreased to 70.5% for the year ended December 31, 2006 compared to 75.9% for the year ended December 31, 2005. Accounting for the acquisition of ClickFind as though it occurred on January 1, 2005, pro forma gross margin would have decreased to 70.3% for the year ended December 31, 2006 from pro forma gross margin of 74.7% for the year ended December 31, 2005.
     Selling, general and administrative (“SG&A”) expenses include all administrative personnel costs, business and software development costs, and all other expenses not directly chargeable to a specific contract. These expenses increased by 32.3% to $13,267,000 from $10,025,000, for the years ended December 31, 2006 and 2005, respectively. Personnel and payroll cost increases, director compensation costs, stock-based compensation expense, and our sales and operational bonus incentive plan accounted for $2,411,000, or 74.4% of the $3,242,000 increase. Of this $2,411,000 increase, $1,578,000 was due to additional hiring and staff costs caused by the acquisition of ClickFind offset by 10 terminated employees in June, $376,000 was caused by the adoption, and related impact, of FAS 123(R) in 2006, $257,000 was due to our new sales and operational bonus plan and $128,000 was due to our director compensation plan. Our travel expenses increased by $372,000 in 2006 due to additional sales efforts and corporate integration.

     During the year ended December 31, 2006, we recorded a charge of $295,000 for severance due to 10 terminated employees.
     Depreciation and amortization expense increased to $2,306,000 during the year ended December 31, 2006, from $748,000 during the year ended December 31, 2005. Included in depreciation and amortization expense is $1,232,000 of amortization expense related to intangible assets acquired in the ClickFind acquisition. The remainder of the increase was the result of an increase in the amount of assets being placed in service.
     Interest expense of $353,000 was recorded during the year ended December 31, 2006. This expense is primarily due to the debt issued in conjunction with the ClickFind acquisition and to a lesser extent the Company’s insurance and capital expenditure financing arrangements.
     During 2006, we recorded income tax expense of $976,000 as a result of an increase in our deferred tax valuation allowance and foreign income tax expense of $126,000.
Year ended December 31, 2005 compared with year ended December 31, 2004
     Revenue for the year ended December 31, 2005 increased by 39.2% to $15,735,000, compared to $11,305,000 for the year ended December 31, 2004. During the year ended December 31, 2005, we recorded revenue related to 81 contracts compared to 69 contracts during 2004. For the year ended December 31, 2005, $13,513,000 of revenue was the result of contracts that were in backlog at December 31, 2004 and $2,222,000 was the result of new business signed since January 1, 2005. For the year ended December 31, 2004, $9,402,000 of revenue was generated from contracts that were in backlog at December 31, 2003 and $1,903,000 of revenue was the result of new business signed since January 1, 2004.
     Direct costs of revenue were $3,789,000 and $2,634,000 during the years ended December 31, 2005 and 2004, respectively. Additional staff and other payroll cost increases accounted for $574,000 of the $1,155,000 increase in 2005. Third party license fees, as a result of our license agreements with Microsoft and SAS increased by $444,000 during 2005. Other direct costs, which are primarily travel and other costs billed directly to our customers, increased by $137,000 during the year ended December 31, 2005. The increase in staff was necessitated by the growth in revenue and the increase in the number of contracts we have been managing over the past year. Our gross margin decreased to 75.9% for the year ended December 31, 2005 compared to 76.7% for the year ended December 31, 2004.
     SG&A expenses increased by 38.7% to $10,025,000 from $7,229,000 for the years ended December 31, 2005 and 2004, respectively. Additional staff, other payroll cost increases and our sales incentive and operational performance bonus plans accounted for $695,000 of the $2,796,000 increase. Expenses related to equipment maintenance and software licensing increased $320,000 compared to the prior year. The increase in these expenses is related to the growth of our information technology infrastructure, and is necessary to ensure that our IT infrastructure is properly maintained and licensed. Outside professional service fees, consisting of accounting and auditing, legal and consulting costs, increased by $1,302,000 during 2005. Of this $1,302,000 increase, $558,000 was related to our Sarbanes-Oxley compliance efforts, $236,000 was due to non-capitalized software development costs associated with development and modification of internal operating systems and the remainder was due to initiatives related to enhancing our sales and marketing efforts and other corporate initiatives. During the year ended December 31, 2005, $105,000 of expense was recorded as a result of our previously disclosed new director compensation program. Cost increases in all other areas, primarily related to our overall growth, resulted in additional expenses of $374,000 during the year ended December 31, 2005.

     Depreciation and amortization expense increased to $748,000 during the year ended December 31, 2005, from $651,000 during the year ended December 31, 2004. The increase was due to our increased level of capital spending over the past fifteen months. From October 1, 2004 through December 31, 2005, we had capital expenditures totaling $1,758,000. This compared to $761,000 of capital expenditures in the period from June 1, 2003 through September 30, 2004.
     Other income for the year ended December 31, 2005 totaled $182,000, compared to $35,000 for the year ended December 31, 2004. Other income includes interest income, which increased by $200,000. The increase in interest income was the result of the our increase in cash and cash equivalents primarily due to our December 2004 private placement of common shares and positive cash flow during 2005 along with increasing interest rates on our investments.
     During 2005, we recorded an income tax benefit of $1,183,000. This was the result of a $1,200,000 decrease in our deferred tax asset valuation allowance. The decrease in our deferred tax asset valuation allowance was offset by U.S. federal alternative minimum tax of $17,000. Due to our net loss carryforwards, we had no state or local income tax expense in 2005. For the three years ended December 31, 2005, we realized taxable income of approximately $1,900,000 on a cumulative basis. Given our ability to generate profits over the three years from 2003 through 2005, we believed that a full valuation allowance on our deferred tax assets was no longer necessary. The reduction in the valuation allowance of $1,200,000 recorded in 2005 reflected estimates, at that time, of the next three year’s taxable income based on 2005 actual results, with adjustments for known changes and no assumptions for growth.
Liquidity and Capital Resources
     Our principal sources of cash have been cash flow from operations and proceeds from the sale of equity securities. Our investing activities primarily reflect capital expenditures, the purchases and maturities of short-term investments and the ClickFind acquisition in 2006. In December 2004, we received approximately $4,376,000 in net proceeds from the completion of a private placement of our common shares. During 2006, we used $4,669,000 in cash to complete the acquisition of ClickFind.
     On March 16, 2007, we agreed to the terms of a private placement financing with a group of institutional investors. In connection with this financing, which is currently expected to close early next week, we will sell 1,986,322 common shares at a price of $4.75 per share. The terms of this financing include the issuance of five-year warrants to purchase a total of 297,948 common shares at $6.00 per share to investors in the private placement, and the issuance of five-year warrants to purchase a total of 29,795 common shares at $6.00 per common share to the placement agents who assisted the Company in the private placement. The net proceeds from the sale of the common shares is expected to be approximately $8,797,000 (after deducting the commissions and certain expenses of the placement agents). In connection with the agreement executed by the parties, we will grant registration rights for the purchased common shares and the common shares issuable upon exercise of the warrants. Closing of the private placement is dependent upon the satisfaction of customary terms and conditions.
     Contracts with our customers usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received monthly as work on the contract progresses. We record all amounts received as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. We typically receive a low volume of large-dollar receipts. Our accounts receivable will fluctuate due to the timing and size of cash receipts. Our contracting and collection practices are designed to maintain an average collection period for accounts receivable of one to three months. Any increase in our normal collection period for accounts receivable will negatively impact our cash flow from operations and our working capital. At December 31, 2006, our average collection period for accounts receivable was 51 days compared to 56 days at December 31, 2005. Accounts receivable (net of allowance for doubtful accounts) was $2,226,000 at December 31, 2006 and $2,854,000 at December 31, 2005. Deferred revenue was $988,000 at December 31, 2006 compared to $1,027,000 at December 31, 2005.

     Cash and cash equivalents decreased $1,388,000 during the year ended December 31, 2006. This was the result of $659,000 provided by operating activities, $2,102,000 used in investing activities and $147,000 provided by financing activities. Foreign currency fluctuations caused a $92,000 decrease in cash and cash equivalents. Cash provided by operating activities was mainly the result of our net loss of $4,490,000 offset primarily by non-cash depreciation and amortization of $2,306,000, non-cash stock-based compensation of $574,000 and deferred income tax expense of $976,000. Changes in other operating assets and liabilities caused a $1,399,000 increase in cash and cash equivalents. Investing activities included $4,669,000 used for the acquisition of ClickFind, as well as $503,000 used to purchase property and equipment, offset by net maturities of investments totaling $3,069,000. In addition to the $503,000 used to purchase property and equipment we entered into financing and lease agreements in 2006 to purchase $514,000 of property and equipment which is excluded from the Company’s consolidated statement of cash flows. Financing activities primarily consist of $475,000 of proceeds from the issuance of common shares resulting from exercises of common share options and warrants, which was offset by debt and capital lease repayments totaling $336,000.
     At December 31, 2006, we had working capital of $4,134,000, and our cash, cash equivalents and short-term investments totaled $5,016,000. Our working capital decreased by $6,662,000 since December 31, 2005. The decrease was primarily the result of the $4,347,000 decrease in our cash and cash equivalents, caused mainly by the $4,669,000 in cash used for the ClickFind acquisition.
     We are party to a lease agreement that requires us to maintain a restricted cash balance. Our restricted cash balance was $78,000 at December 31, 2006.
     We have established two lines of credit with two separate banks. One of the lines allows us to borrow up to a certain percentage of our investments, as determined by the type of investment, held at the bank. The line of credit bears interest at rates based on the prime rate, and is payable on demand. The other line of credit allows us to borrow up to $2,000,000 at an interest rate equal to the prime rate minus 100 basis points for U.S. dollar borrowings and the euro dollar rate plus 125 basis points for euro borrowings, payable on demand. The $2,000,000 in available borrowing would be collateralized by certain assets held by us. We had no amounts outstanding against these lines of credit at December 31, 2006.
     At December 31, 2006 we had a note payable of $73,807 due to Westfield Bank. The note bears interest at 7.74%. The final payment on this note of $75,233, including accrued interest, was made in January 2007. We also had a note payable to Oracle Credit Corporation, payable in monthly payments of $9,012, including accrued interest through June 2009. Additionally, at December 31, 2006, we had two capital lease agreements with Dell Financial Services, payable in monthly installments of $7,340 and $735, including accrued interest through August 2009 and October 2009, respectively.
     The terms of our acquisition of ClickFind required us to pay approximately $4,000,000 of cash to the former shareholders of ClickFind in February 2006. We also issued notes payable to the former shareholders of ClickFind (the “ClickFind Notes”) in the amount of $4,000,000 that bear interest at prime plus 1.0%, and are payable in installments of $500,000, $500,000 and $3,000,000 on February 1, 2007, 2008 and 2009, respectively. In connection with the Datasci claim, an arrangement was entered into with certain former ClickFind shareholders for sharing of the expenses associated with that litigation. Under that arrangement, a certain portion of principal payments due under the notes would be used to offset a certain portion of the expenses related to the litigation. Of the $500,000 payment due on February 1, 2007, $327,000 was held by the Company to be used to satisfy these expenses as they are incurred. As of March 1, 2007, approximately $70,000 of the $327,000 has been used to satisfy such expenses. Of the $4,000,000 of ClickFind Notes, $2,618,000 is held by one of our executive officers who was the founder of ClickFind. Of the remaining $1,382,000 of ClickFind Notes, $1,017,000 is held by other current employees of ours.
     We intend to continue to fund the maintenance and testing of the DATATRAK EDC® software, as well as invest in the development, enhancement and testing of DATATRAK eClinical™. In 2007, we expect revenue from our largest customer to significantly decrease due to the successful early completion of several large trials. We expect to have negative cash flow from operations during 2007 as we transition from dependence on a major customer to a broader customer base with the expansion of our eClinical product offering. We also expect to record a net loss in 2007. We anticipate cash expenditures for property and equipment of approximately $1,000,000 during 2007, for the continued commercialization, enhancement and maintenance of our two clinical trial product offerings as well as improvements to our internal operating systems. We anticipate financing approximately 50% of the $1,000,000 of property and equipment. A portion of the anticipated property and equipment expenditures are dependent on our growth, and are therefore discretionary in nature.
     We record our research and development expenditures as part of SG&A expenses. Our research and development expenditures will be for the maintenance and testing of our DATATRAK EDC® software and the development, enhancement and testing of our DATATRAK eClinical™ software products. For the twelve months ended December 31, 2006, we expensed approximately $2,310,000 for research and development. During 2007, we anticipate that our research and development expenditures will increase by approximately $200,000 to $400,000 compared to 2006.
     We expect to fund our working capital requirements from existing cash and cash equivalents, maturities of short-term investments, cash flow from operations, borrowings against our lines of credit and the expected net proceeds from our March 2007 private placement of approximately $8,797,000. We believe that, with the net proceeds from our March 2007 private placement, our cash and cash equivalents, maturities of short-term investments and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. However, we may need to raise additional funds to offset delays or cancellations of contacts, support expansion, respond to competitive pressures, acquire complementary businesses or technology or take advantage of unanticipated opportunities. We may raise additional funds by selling debt or equity securities, by entering into strategic relationships or through other arrangements. Additional capital may not be available on acceptable terms, if at all. To the extent that additional equity capital is raised, it could have a dilutive effect on our existing shareholders.
Contractual Obligations
     The table below shows our contractual cash obligations, expressed in thousands, at December 31, 2006.

	Payments Due by Period
		Less than	1 – 3	3 – 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Operating leases	$4,285	$928	$1,660	$1,195	$502
Debt obligations	4,545	733	3,812	—	—

Total contractual cash obligations	$8,830	$1,661	$5,472	$1,195	$502

     Our February 13, 2006, acquisition of ClickFind resulted in $4,000,000 in debt obligations that are scheduled to be paid in installments of $500,000, $500,000 and $3,000,000 on February 1, 2007, 2008 and 2009, respectively. In connection with the Datasci claim, an arrangement was entered into with certain former ClickFind shareholders for sharing of the expenses associated with that litigation. Under that arrangement, a certain portion of principal payments due under the notes would be used to offset a certain portion of the expenses related to the litigation. Of the $500,000 payment due on February 1, 2007, $327,000 was held by the Company to be used to satisfy these expenses as they are incurred. As of March 1, 2007, approximately $70,000 of the $327,000 has been used to satisfy such expenses.
Off-Balance Sheet Arrangements
The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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
Interest Rate Risk
     We have fixed income investments consisting of cash equivalents and short-term investments, and short and long-term notes payable which may be affected by changes in market interest rates. We do not use derivative financial instruments in our investment portfolio. We place our cash equivalents and short-term investments with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Investments are reported at amortized cost, which approximates fair value. A 1.0% change in interest rates during the year ended December 31, 2006 would have resulted in a $73,000 change in our interest income during the year. The ClickFind Notes bear interest at prime plus 1%, and interest is paid quarterly. A 1.0% change in the prime rate during the year ended December 31, 2006 would have resulted in a $35,000 change in our interest expense during the year.
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
     Our financial position and results of operations are impacted by translation adjustments caused by the conversion of foreign currency accounts and operating results into U.S. dollars for financial reporting purposes. A 1.0% fluctuation in the exchange rate between the U.S. dollar and the euro at December 31, 2006 would have resulted in a $21,000 change in the foreign currency translation amount recorded on our balance sheet, due to foreign currency translations. A 1.0% fluctuation in the average exchange rate between the U.S. dollar and the euro for the year ended December 31, 2006 would have resulted in a $68,000 change in our net income for the year ended December 31, 2006, due to foreign currency transactions. During 2006 the average exchange rate between the euro and the U.S. dollar increased by approximately 0.9%. The conversion of our foreign operations into U.S. dollars upon consolidation resulted in net loss that was approximately $61,000 higher than would have been recorded had the exchange rate between the euro and the U.S. dollar remained consistent with 2005 rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Quarterly results of operations for the years ended December 31, 2006 and 2005, are included in Note 17 of the Consolidated Financial Statements.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s management, including the chief executive officer and chief financial officer, have concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

     All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. DATATRAK’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective, at the reasonable assurance level, based on the COSO criteria.
(Remainder Of This Page Intentionally Left Blank)

     DATATRAK’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our assessment of the Company’s internal control over financial reporting which immediately follows this report.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
DATATRAK International, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that DATATRAK International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DATATRAK International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that DATATRAK International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, DATATRAK International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DATATRAK International, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 12, 2007 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Cleveland, Ohio
March 12, 2007
Changes in Internal Control
     There were no changes in the Company’s internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information appearing under the captions “Election of Directors”, “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be used in connection with our Annual Meeting of Shareholders to be held on June 14, 2007 (the “2007 Proxy Statement”) is incorporated herein by reference. Information regarding our executive officers is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
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

ITEM 11. EXECUTIVE COMPENSATION
     The information appearing under the captions “Compensation of Directors,” “Executive Officer Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2007 Proxy Statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information appearing under the captions “Executive Officer Compensation,” “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Holders and Management” in the 2007 Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     To the extent applicable, the information appearing under the caption “Certain Related Party Transactions” and “Director Independence” in the 2007 Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information appearing under the caption “Independent Auditors” in the 2007 Proxy Statement is incorporated herein by reference.
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

Date: March 16, 2007
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
Date: March 16, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
DATATRAK International, Inc.
We have audited the accompanying consolidated balance sheets of DATATRAK International, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DATATRAK International, Inc. at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DATATRAK International Inc.’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Cleveland, Ohio
March 12, 2007

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$3,019,184	$4,407,431
Short-term investments	1,996,393	4,955,491
Accounts receivable, net	2,226,317	2,853,823
Deferred tax asset — current	113,100	287,000
Prepaid expenses and other current assets	488,112	702,075

Total current assets	7,843,106	13,205,820

Property and equipment
Equipment	8,635,170	4,902,894
Leasehold improvements	696,571	618,409

	9,331,741	5,521,303
Less accumulated depreciation	4,595,508	3,642,899

	4,736,233	1,878,404

Other assets
Restricted cash	78,005	69,976
Deferred tax asset	1,745,700	913,000
Deposit	39,549	39,549
Other intangible assets, net of accumulated amortization	1,914,206	—
Goodwill	10,863,383	—

	14,640,843	1,022,525

Total assets	$27,220,182	$16,106,749

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$568,697	$549,886
Notes payable	73,807	—
Current portion of long-term debt	659,741	—
Accrued expenses	1,419,065	832,860
Deferred revenue	988,175	1,027,015

Total current liabilities	3,709,485	2,409,761

Long-term liabilities
Long-term debt	3,811,903	—
Deferred tax liability	1,634,800	—

Shareholders’ equity
Serial Preferred Shares, without par value; authorized 1,000,000 shares; none issued	—	—
Common shares, without par value, authorized 25,000,000; issued 14,862,473 shares as of December 31, 2006 and 13,613,161 shares as of December 31, 2005; outstanding 11,562,473 shares as of December 31, 2006 and 10,313,161 shares as of December 31, 2005	70,742,073	61,810,321
Treasury shares, 3,300,000 shares at cost	(20,188,308)	(20,188,308)
Common share warrants	700,176	711,872
Accumulated deficit	(32,915,699)	(28,425,289)
Foreign currency translation	(274,248)	(211,608)

Total shareholders’ equity	18,063,994	13,696,988

Total liabilities and shareholders’ equity	$27,220,182	$16,106,749

See accompanying notes.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2006	2005	2004
Revenue	$17,690,336	$15,734,745	$11,305,112
Direct costs	5,221,665	3,788,771	2,633,805

Gross profit	12,468,671	11,945,974	8,671,307

Selling, general and administrative expenses	13,266,618	10,025,029	7,229,433
Severance expense	294,974	—	—
Depreciation and amortization	2,306,382	748,358	650,961

(Loss) income from operations	(3,399,303)	1,172,587	790,913

Other income (expense):
Interest income	237,763	243,315	42,927
Interest (expense)	(352,870)	—	(203)
Other income (expense)	—	(60,902)	(8,103)

(Loss) income before income taxes	(3,514,410)	1,355,000	825,534

Income tax expense (benefit)	976,000	(1,183,347)	8,500

Net (loss) income	$(4,490,410)	$2,538,347	$817,034

Net (loss) income per share:

Basic:

Net (loss) income per share	$(0.40)	$0.25	$0.09

Weighted average shares outstanding	11,273,382	10,203,646	9,149,127

Diluted:

Net (loss) income per share	$(0.40)	$0.22	$0.08

Weighted average shares outstanding	11,273,382	11,386,413	10,237,449

See accompanying notes.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares		Treasury Shares		Common Share Warrants			Foreign
	Number	Stated	Number		Number		Accumulated	Currency
	of Shares	Amount	of Shares	Cost	of Shares	Cost	Deficit	Translation	Total
Balance at January 1, 2004	9,009,027	$56,458,996	3,300,000	$(20,188,308)	37,688	$135,424	$(31,780,670)	$(24,611)	$4,600,831
Private placement of common shares	729,470	3,628,717							3,628,717
Issuance of common share warrants					141,399	643,823			643,823
Exercise of common share options	166,544	328,824							328,824
Exercise of common share warrants	18,750	127,375			(18,750)	(67,375)			60,000
Stock-based compensation		40,198							40,198
Comprehensive income:
Foreign currency translation								(1,949)	(1,949)
Net income							817,034		817,034

Comprehensive income									815,085

Balance at December 31, 2004	9,923,791	60,584,110	3,300,000	(20,188,308)	160,337	711,872	(30,963,636)	(26,560)	10,117,478
Exercise of common share options	383,253	1,095,103							1,095,103
Stock-based compensation	6,117	131,108							131,108
Comprehensive income:
Foreign currency translation								(185,048)	(185,048)
Net income							2,538,347		2,538,347

Comprehensive income									2,353,299

Balance at December 31, 2005	10,313,161	61,810,321	3,300,000	(20,188,308)	160,337	711,872	(28,425,289)	(211,608)	13,696,988
Acquisition of business	1,026,522	7,863,158							7,863,158
Exercise of common share options	173,064	472,637							472,637
Exercise of common share warrants	3,258	22,122			(3,258)	(11,696)			10,426
Stock-based compensation	46,468	573,835							573,835
Comprehensive loss:
Foreign currency translation								(62,640)	(62,640)
Net loss							(4,490,410)		(4,490,410)

Comprehensive loss									(4,553,050)

Balance at December 31, 2006	11,562,473	$70,742,073	3,300,000	$(20,188,308)	157,079	$700,176	$(32,915,699)	$(274,248)	$18,063,994

See accompanying notes

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2006	2005	2004
Operating Activities
Net (loss) income	$(4,490,410)	$2,538,347	$817,034
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,306,382	748,358	650,961
Accretion of discount on investments	(110,259)	(173,946)	(27,420)
Stock-based compensation	573,835	131,108	40,198
Other	4,521	60,902	18,203
Changes in operating assets and liabilities:
Accounts receivable	773,766	(863,875)	(1,211,706)
Prepaid expenses and other assets	502,638	(213,570)	(318,756)
Deferred taxes, net	976,000	(1,200,000)	—
Accounts payable and accrued expenses	364,139	247,596	280,564
Deferred revenue	(241,636)	442,158	(312,281)

Net cash provided by (used in) operating activities	658,976	1,717,078	(63,203)

Investing Activities
Acquisition of business, less cash acquired	(4,668,925)	—	—
Decrease in restricted cash	—	—	23,979
Purchases of property and equipment	(502,748)	(1,282,992)	(1,054,189)
Maturities of short-term investments	9,836,194	11,500,000	7,536,021
Purchases of short-term investments	(6,766,837)	(10,594,588)	(10,661,709)

Net cash used in investing activities	(2,102,316)	(377,580)	(4,155,898)

Financing Activities
Payments under capital lease obligations	(75,362)	—	(23,979)
Payments of long-term debt	(260,396)	—	—
Repayment, net, of notes receivable	—	—	803
Gross excess tax benefits from share-based payment awards	8,000	—	—
Proceeds from issuance of shares, net of issuance costs	—	(103,125)	4,375,665
Proceeds from exercise of stock options and warrants	475,063	1,095,103	388,824

Net cash provided by financing activities	147,305	991,978	4,741,313

Effect of exchange rate changes on cash	(92,212)	(156,321)	(17,271)

(Decrease) increase in cash and cash equivalents	(1,388,247)	2,175,155	504,941

Cash and cash equivalents at beginning of year	4,407,431	2,232,276	1,727,335

Cash and cash equivalents at end of year	$3,019,184	$4,407,431	$2,232,276

Cash paid during the year for interest	$258,654	$—	$203

Net cash paid during the year for income taxes	$—	$40,000	$4,316

Unpaid share issuance costs	$—	$—	$103,125

See accompanying notes.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004
1. Accounting Policies
Description of Business
     DATATRAK International, Inc. (“DATATRAK” or the “Company”) is a technology and services company focused on global eClinical solutions, which assist companies in the clinical pharmaceutical, biotechnology, contract research organization (“CRO”) and medical device research industries, in accelerating the completion of clinical trials. The Company’s wholly-owned subsidiary, DATATRAK GmbH, provides the Company with various customer support and software development services. The Company’s two other wholly-owned subsidiaries, DATATRAK, Inc. and CF Merger Sub, Inc. (“Merger Sub”), are inactive holding companies with no employees that do not provide any services to the Company or its customers.
Stock Split
     On July 20, 2005 DATATRAK’s Board of Directors approved a three-for-two share split that was distributed in the form of a 50% share dividend (the “Share Split”). The Company’s shareholders of record at the close of business on August 15, 2005 received one additional common share for every two common shares held on that date. The new common shares were distributed on or around August 31, 2005 and began trading ex- dividend on September 1, 2005. The Company restated all prior reported common share and per share amounts as if the share split had occurred at the beginning of the earliest period being reported.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Revenue Recognition
     DATATRAK recognizes revenue in accordance with Staff Accounting Bulletin 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product or service has occurred; the fee is fixed or determinable; and collectibility is probable. DATATRAK’s contracts provide a fixed price for each element to be delivered, and revenue is recognized as these multiple-elements are delivered. The Company determines objective and reliable evidence of fair value for the price of items included in its multiple-element arrangements based on vendor-specific objective evidence of the per element price the Company would sell an item for on a standalone basis or other methods allowable under EITF No. 00-21. DATATRAK recognizes revenue based on the performance or delivery of the following specified services or components of its contracts in the manner described below:
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
For the Years Ended December 31, 2006, 2005 and 2004
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
Deferred Revenue
     Deferred revenue represents cash advances received in excess of revenue earned on contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation.
Concentration of Credit Risk
     The Company is subject to credit risk through accounts receivable and short-term investments. The Company does not require collateral and its accounts receivable are unsecured. Short-term investments are placed with high credit-quality financial institutions or in short-duration with high credit-quality debt securities. The Company limits the amount of credit exposure in any one institution or type of investment instrument.
Cash Equivalents
     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Investments in cash equivalents are carried at cost which approximates market value.
Short-term Investments
     Short-term investments are comprised of obligations of U.S. government-sponsored enterprises and corporate obligations with maturities of one year or less. These securities are stated at amortized cost, which approximates fair value. The Company has the positive intent and ability to hold the securities to maturity.
Property and Equipment
     Property and equipment are stated at cost. Depreciable assets consist of office and computer equipment, software and software development costs, and leasehold improvements. Depreciation and amortization on office and computer equipment and software, and software development costs is computed using the straight-line method over estimated useful lives of 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the lesser of the assets’ estimated useful life or the lease term. Depreciation and amortization expense related to depreciable assets, including assets recorded under capital leases, was $1,075,000, $748,000 and $651,000 for 2006, 2005 and 2004, respectively.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 2006, 2005 and 2004
Impairment of Long-Lived Assets
     The Company evaluates long-lived assets for impairment in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets.” As such, the carrying values of long-lived assets are evaluated if circumstances indicate a possible impairment in value. If undiscounted cash flows over the remaining amortization period indicate that long-lived assets may not be recoverable, the carrying value will be reduced by the estimated shortfall of cash flows on a discounted basis.
ClickFind Acquisition
     On February 13, 2006, DATATRAK acquired all of the outstanding stock of ClickFind, Inc. (“ClickFind”), a technology company focused on the clinical trials industry, located in Bryan, Texas.
     The negotiated terms of the acquisition were for an aggregate purchase price of $18,000,000, less approximately $328,000 in certain transaction expenses and certain indebtedness of ClickFind. A component of the purchase price was paid with 1,026,522 common shares of the Company, priced at $9.25 per share, as determined by the terms of the acquisition agreement. The acquisition was recorded as a purchase, and as such, for the purpose of recording the acquisition, the value of the common shares used in the acquisition were valued at $7.66 per share, based on the average closing price per share of the Company’s common shares for the five business day period from February 9 through February 15, 2006.
     Based on the common share valuation of $7.66 per share, the total recorded acquisition cost, including acquisition related expenses of $796,000, was $16,619,000. The cash portion of the purchase price, less cash acquired of $87,000, was approximately $4,669,000. The remainder of the purchase price consisted of $4,000,000 in notes payable and the issuance of approximately $7,863,000 in common shares (1,026,522 common shares), both of which are excluded from the Company’s consolidated statement of cash flows. The notes payable bear interest at prime plus 1%, and principal payments are due in installments of $500,000, $500,000 and $3,000,000 on February 1, 2007, 2008 and 2009, respectively.
     The acquisition was accounted for as a purchase, and accordingly, fair value adjustments to the assets acquired and liabilities assumed were recorded as of the date of acquisition. The Company has obtained a third party valuation of certain tangible and intangible assets acquired.
     DATATRAK’s acquisition resulted in deferred tax liabilities of $2,054,000. The Company will utilize its deferred tax assets to offset its acquisition related deferred tax liability.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 2006, 2005 and 2004
     The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of the acquisition.

Cash, accounts receivable and other current assets	$254,000
Amortizable intangible assets	6,040,000
Goodwill	10,863,000
Accounts payable and other current liabilities	(421,000)
Long-term debt	(117,000)

Total acquisition cost	$16,619,000

     Goodwill decreased by $2,054,000 from the preliminary purchase allocation as the deferred tax liabilities acquired in the acquisition are fully offset by the Company’s realizable deferred tax assets. Subsequent to the acquisition, the $117,000 of assumed long-term debt was paid in full.
     The $6,040,000 of acquired amortizable intangible assets were assigned as follows: (i) $3,330,000 to the software now known as DATATRAK eClinical™; (ii) $1,160,000 to employee non-compete agreements; and (iii) $1,550,000 to contracts and customer relationships. The acquired intangible assets are being amortized as follows: (i) the software over seven years; (ii) the employee non-compete agreements over three years; and (iii) the contracts and customer relationships over three years. The $10,863,000 of goodwill is not deductible for income tax purposes. Total amortization expense related to the amortizable intangibles was $1,232,000 during the year ended December 31, 2006. The estimated aggregate amortization expense related to the amortizable intangibles for each of the next five fiscal years is: (i) $1,379,000 in 2007; (ii) $1,379,000 in 2008; (iii) $583,000 in 2009; (iv) $476,000 in 2010; and (v) $476,000 in 2011.
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is deemed to have an indefinite life and is not amortized but is subject to an impairment test at least annually. The Company performed its initial annual goodwill impairment test as of October 31, 2006. For purposes of impairment testing, the Company determined that it has one reporting unit. The Company compared the estimated fair value of the reporting unit to its carrying value, including goodwill. The fair value of the reporting unit exceeded its carrying value at October 31, 2006, and therefore goodwill was not deemed to be impaired as of the impairment testing date.
     The operating results of ClickFind have been included in the Company’s consolidated results of operations for all periods subsequent to February 13, 2006. Unaudited pro forma operating results for the years ended December 31, 2006 and 2005, as though the Company had acquired ClickFind at the beginning of 2005, are set forth below. The unaudited pro forma operating results are not necessarily indicative of what would have occurred had the transaction taken place on January 1, 2005.

	Year Ended
	December 31,
	2006	2005
Pro forma revenue	$17,899,000	$17,080,000
Pro forma net (loss) income	$(4,774,000)	$470,000
Pro forma basic (loss) income per share	$(0.42)	$0.04
Pro forma diluted (loss) income per share	$(0.42)	$0.04

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 2006, 2005 and 2004
Stock-Based Compensation
     On January 1, 2006, DATATRAK adopted SFAS No. 123(R), “Share-Based Payment,” using the “modified prospective” method. Under this method, compensation cost is recognized beginning January 1, 2006 based on the requirements of SFAS No. 123(R) for all share-based payments granted after January 1, 2006, and based on the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all awards granted to employees prior to January 1, 2006 that remain unvested at January 1, 2006. The Company used the Black-Scholes option valuation model to calculate the fair value of stock options granted prior to January 1, 2006.
     Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” for stock options granted to employees and directors, and followed the alternative fair value accounting provided for under SFAS No. 123 and EITF 96-18 for stock options granted to non-employees. SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” requires disclosure of compensation expense under both APB No. 25 and SFAS No. 123. The following assumptions were used to estimate the fair value, for the options granted during 2005 and 2004, using the Black-Scholes option valuation model.

	Year Ended December 31
	2005		2004
Weighted average risk free interest rate	4.2%		4.1%
Weighted average expected volatility	1.07		1.01
Dividend yield	0.0%		0.0%
Weighted-average expected life of the option	7	years	8	years
Weighted-average grant date fair value	$9.90		$6.68
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.
     Because SFAS No. 123(R) was adopted on January 1, 2006, the Company’s statement of operations for the years ended December 31, 2005 and 2004 does not include stock-based compensation expense related to the adoption of SFAS 123(R). The following table sets forth stock-based compensation and pro forma information for the years ended December 31, 2005 and 2004.

	Year Ended December 31,
	2005	2004
Net income as reported	$2,538,000	$817,000
Plus: stock-based compensation expense recognized	66,000	40,000
Less: stock-based compensation expense that would have been recognized under SFAS No. 123	894,000	736,000

Pro forma net income	$1,710,000	$121,000

Pro forma basic income per share	$0.17	$0.01

Pro forma diluted income per share	$0.15	$0.01

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 2006, 2005 and 2004
     The adoption of SFAS 123(R) increased DATATRAK’s selling, general and administrative expenses by approximately $376,000 or $0.03 per share on both a basic and diluted basis, for the year ended December 31, 2006. The adoption did not significantly impact the Company’s consolidated statement of cash flows. Because this expense is all related to incentive stock options, and is not deductible for income tax purposes, deferred tax assets have not been recorded. The Company’s unamortized compensation cost, related to nonvested stock options, at December 31, 2006 was $676,000. These costs are expected to be amortized over a weighted-average period of approximately 1.5 years.
Income Taxes
     The Company follows SFAS No. 109, “Accounting for Income Taxes.” This accounting standard requires that the liability method be used in accounting for income taxes. Under this accounting method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that apply in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided for deferred tax assets for which realization currently is not certain. Quarterly income taxes are recorded at the effective rate, based on annual forecasted income.
     The Company evaluates on an annual basis the need for and the relative amount of valuation allowance to record against its deferred tax assets. In accordance with FAS 109, the Company considers all available positive and negative evidence in this analysis. The Company uses four main sources of taxable income in determining the need for a valuation allowance, they are: operating income in carryback years, reversals of existing timing differences, tax planning strategies and future taxable income.
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
Advertising Costs
     Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $336,000, $163,000 and $153,000 for 2006, 2005 and 2004, respectively.
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
For the Years Ended December 31, 2006, 2005 and 2004
capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are expensed.
     Research and development expenses included in selling, general and administrative expenses were $2,310,000, $1,650,000 and $1,142,000 in 2006, 2005 and 2004, respectively.
Foreign Currency Translation
     The assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars at current exchange rates. Revenue and expense accounts of these operations are translated at average rates prevailing during the period. These translation adjustments are accumulated in a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in determining net (loss) income when realized.
Recently Issued Accounting Standards
     In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertain tax positions recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The Company is currently in the process of determining the effects that adoption of FIN 48 will have on its financial statements, but does not expect the impact upon adoption will be material.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” The standard provides guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the Statement to determine what impact it will have on the Company.
Reclassification
     Certain prior year amounts have been reclassified to conform to the current year presentation.
2. Short-term Investments
     The following is a summary of held-to-maturity securities:

	December 31, 2006		December 31, 2005
		Amortized		Amortized
	Cost	Cost	Cost	Cost
Obligations of U.S. government- sponsored enterprises	$994,285	$996,622	$1,961,008	$1,980,701
Corporate obligations	993,880	999,771	2,951,809	2,974,790

	$1,988,165	$1,996,393	$4,912,817	$4,955,491

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 2006, 2005 and 2004
3. Accounts Receivable
     Accounts receivable consist of the following:

	December 31,
	2006	2005
Trade accounts receivable	$2,226,879	$2,852,524
Other	49,938	51,799
Allowance for doubtful accounts	(50,500)	(50,500)

	$2,226,317	$2,853,823

     Included in trade accounts receivable at December 31, 2006 and 2005 is $782,000 and $1,878,000, respectively, from one customer. This amount represents the loss the Company would incur in the event that all trade receivables from this customer were deemed uncollectible.
4. Accrued Expenses
     Accrued expenses consist of the following:

	December 31,
	2006	2005
Office rent and utilities	$38,862	$124,169
Payroll and other employee costs	679,776	307,432
Professional fees	464,356	280,114
Interest	94,216	—
Other	141,855	121,145

	$1,419,065	$832,860

5. Income Taxes
     Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2006	2005	2004
Current:
United States and foreign	$—	$17,000	$9,000
State and local	—	—	—

	—	17,000	9,000

Deferred
United States and foreign	976,000	(1,200,000)	—
State and local	—	—	—

	—	—	—

	$976,000	$(1,183,000)	$9,000

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 2006, 2005 and 2004
     Due to its net operating loss carryforwards, the Company had no state or local income tax expense in 2006, 2005 and 2004. A reconciliation of income tax expense (benefit) at the U.S. federal statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2006	2005	2004
Income tax expense (benefit) at the United States statutory rate	$(1,195,000)	$461,000	$281,000
Non – U.S. income tax	12,000	10,000	10,000
Change in valuation allowance	2,025,000	(1,690,000)	(303,000)
Other	134,000	36,000	21,000

	$976,000	$(1,183,000)	$9,000

     At December 31, 2006 the Company had a net operating loss carryforward of approximately $20,700,000 for United States income tax purposes. An equity transaction completed on January 7, 2002 has limited the Company’s net operating loss carryforwards, incurred prior to that date, to a maximum amount of approximately $1,000,000 per year, under Section 382 of the Internal Revenue Code. All of the Company’s United States net operating loss carryforwards will begin expiring in the year 2018 and will be fully expired in the year 2026. The Company also has a net operating loss carryforward of approximately 7,800,000 Euro for German income tax purposes with no expiration date.
     As part of the ClickFind acquisition, DATATRAK acquired $6,040,000 of amortizable intangible assets. The amortization expense related to these intangible assets is not deductible for income tax purposes. In accounting for the purchase, $2,054,000 of deferred tax liabilities and a corresponding reduction of deferred tax asset valuation allowance were recorded. The Company will use its net operating loss carryforwards to offset these deferred tax liabilities, which the Company will realize fully by 2013.
     The Company has substantial net operating loss carryforwards from prior years. Until 2005, the existence of operating losses provided sufficient negative evidence under SFAS No. 109, requiring a full valuation allowance against DATATRAK’s deferred tax assets. This situation changed in 2005, as the Company realized taxable income of approximately $1,900,000 on a cumulative basis over the three years from 2003 through 2005. Given DATATRAK’s ability to generate these profits, management believed that a full valuation allowance on DATATRAK’s deferred tax assets was no longer necessary at December 31, 2005. In 2006, the Company reported a net operating loss and was again in a three year cumulative loss position. This cumulative loss resulted in sufficient negative evidence to require a full valuation allowance against the Company’s net U.S. deferred tax assets. The net reduction in valuation allowance of $29,000 recorded in 2006 reduces the Company’s net deferred tax assets to the amount that will be used against its deferred tax liabilities and future foreign taxable income, and does not reflect any estimate of future United States taxable income.
     As a result of the ClickFind acquisition, DATATRAK recorded a deferred tax liability related to the non-deductibility of the amortization expense of certain acquired intangible assets. The Company will use its net operating loss carryforwards to offset these deferred tax liabilities, which the Company will realize fully by 2013.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 2006, 2005 and 2004
     The significant components of the Company’s deferred tax assets, stated in U.S. dollars, are as follows:

	December 31,
	2006	2005
Deferred tax assets:
U.S. net operating loss carryforwards	$7,038,000	$6,416,000
Non – U.S. net operating loss carryforwards	3,729,000	3,822,000
Alternative minimum tax credit carryforward	122,000	122,000
Allowances and accruals	115,000	70,000
Depreciation and amortization	116,000	60,000

	11,120,000	10,490,000
Valuation allowance	(9,261,000)	(9,290,000)

Gross deferred tax assets recorded	$1,859,000	$1,200,000

     At December 31, 2006, the Company has $1,635,000 of deferred tax liabilities related to future amortization expense of intangible assets that is not deductible for income tax purposes.
     At December 31, 2006, a valuation allowance of approximately $9,261,000 remains against DATATRAK’s deferred tax assets, which consist primarily of net operating loss carryforwards for both U.S. and non-U.S. income taxes. Of the $9,261,000 total allowance, approximately $5,518,000 is recorded against the portion of DATATRAK’s deferred tax assets that represent net operating loss carryforwards for U.S. income taxes, and approximately $3,505,000 is recorded against the portion of DATATRAK’s deferred tax assets that represent net operating loss carryforwards for German income taxes. The remaining $238,000 valuation allowance is provided for other non-current deferred tax assets.
6. Severance Expense
     During the second quarter of 2006, the Company recorded a charge of $295,000 for severance benefits due to terminated employees. This charge was related to a June 2006 staff reduction of 10 employees, whose positions became redundant as a result of the ClickFind acquisition. As of December 31, 2006, $7,000 of these costs remained unpaid to a former employee. These unpaid costs will be paid in the first quarter of 2007.
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

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 2006, 2005 and 2004
7. Notes Payable
     During May 2006, the Company entered into a financing agreement with Westfield Bank, FSB (the “Westfield Agreement”) for the payment of the Company’s insurance premiums. At December 31, 2006, $73,807 is due to Westfield Bank, FSB. The note bears interest at 7.74% and is due in one remaining installment of $75,233, including accrued interest on January 20, 2007. The Westfield Agreement is excluded from the Company’s consolidated statement of cash flows.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 2006, 2005 and 2004
8. Long-term Debt
     Long-term debt at December 31, 2006 and December 31, 2005 is summarized below:

	December	December
	31, 2006	31, 2005
Notes payable held by certain former shareholders of ClickFind (the “ClickFind Notes”). The notes payable bear interest at prime plus 1%, and principal payments are due in installments of $500,000, $500,000 and $3,000,000 on February 1, 2007, 2008 and 2009, respectively. Of the $4,000,000, $2,618,000 is held by an executive officer of the Company who was the founder of ClickFind. Of the remaining $1,382,000 of ClickFind Notes, $1,017,000 is held by other current employees of the Company	$4,000,000	$—

Financing agreement with Oracle Credit Corporation (the “Oracle Agreement”) for the purchase of $231,000 of computer equipment. The terms of the financing agreement require DATATRAK to make 36 monthly payments of $9,012, including accrued interest, beginning in July 2006 through June 2009	234,000	—

Capital lease agreement with Dell Financial Services (“Dell”) for the purchase of $261,000 of computer equipment. The terms of the lease agreement require DATATRAK to make 36 monthly payments of $7,340, including accrued interest, beginning in September 2006 through August 2009	216,000	—

Capital lease agreement with Dell for the purchase of $22,000 of computer equipment. The terms of the lease agreement require DATATRAK to make 36 monthly payments of $735, including accrued interest, beginning in November 2006 through October 2009	22,000	—

	4,472,000	—
Less current maturities	660,000	—

	$3,812,000	$—

The Oracle Agreement and the capital lease agreements with Dell are excluded from the Company’s consolidated statement of cash flows as of December 31, 2006.
The following table sets forth the future minimum lease payments on the Oracle Agreement and Dell leases for the next five years and overall aggregate.

2007	2008	2009	2010		2011		Total
$205,000	$205,000	$110,000	$	- 0 -	$	- 0 -	$520,000

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 2006, 2005 and 2004
9. Operating Leases
     The Company leases certain office equipment and space. Rent expense relating to these operating leases was approximately $795,000, $588,000 and $603,000 in 2006, 2005 and 2004, respectively. Future minimum lease payments for the Company under noncancelable operating leases as of December 31, 2006 are as follows:

Year Ending December 31,	Amount
2007	$928,000
2008	934,000
2009	726,000
2010	596,000
2011	599,000
Subsequent to 2011	502,000

$4,285,000

10. Line of Credit
     The Company has established two lines of credit with two separate banks. One of the lines allows the Company to borrow up to a certain percentage of its investments, as determined by the type of investment, held at the bank. The line of credit bears interest at rates based on the prime rate, and is payable on demand. The other line of credit allows DATATRAK to borrow up to $2,000,000 at an interest rate equal to the prime rate minus 100 basis points for U.S. dollar borrowings and the euro dollar rate plus 125 basis points for euro borrowings, payable on demand. The $2,000,000 in available borrowing would be collateralized by certain assets of the Company. The Company had no amounts outstanding against these lines of credit at December 31, 2006 or 2005.
11. Shareholders’ Equity
     On December 28, 2004, the Company completed a private placement of common shares with outside investors. The Company sold 729,470 of its common shares at a price of $6.33 per share. Net of expenses, the Company raised $4,273,000 in cash. In conjunction with this private placement, DATATRAK issued 141,399 warrants to purchase common shares at a price of $9.60 per share. The warrants, which were valued at $643,823, are fully vested as of the grant date and will expire three years from the date of grant.
     On July 22, 2005, the Company’s shareholders approved the DATATRAK International, Inc. 2005 Omnibus Equity Plan (the “Omnibus Plan”). The Omnibus Plan is intended to be the primary share-based award program for covered employees and directors. The Omnibus Plan gives the Compensation Committee of the Board of Directors flexibility to grant a wide variety of share-based awards by taking into account such factors as the type and level of employee, relevant business and performance goals and the prevailing tax and accounting treatments. The fair-value of share-based awards granted under the Omnibus Plan is equal to the fair market value of a common share on the date of grant. Pursuant to the Omnibus Plan, a total of 21,364 restricted common shares were granted to three key employees in 2006. Awards granted to key employees vest ratably over a period of 12 months following the grant date. The weighted-average grant-date fair value of restricted stock awards granted during 2006 was $4.65. No restricted stock awards were granted in 2005 or 2004.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 2006, 2005 and 2004
The following table summarizes the status of restricted stock awards as of December 31, 2006, and changes during the year then ended:

		Weighted-
		Average
	Number	Grant-Date
	of Shares	Fair Value
Restricted stock awards at January 1, 2006	- 0 -	$ - 0 -
Granted	21,364	4.65
Vested	(2,462)	5.39
Forfeited	- 0 -	- 0 -
Restricted stock awards at December 31, 2006	18,902	4.56
We recognize compensation expense related to restricted stock awards on a straight-line basis over the vesting periods. As of December 31, 2006, there was $75,000 of unrecognized compensation cost related to nonvested restricted stock awards. We expect to recognize that cost in 2007. The fair value of restricted stock awards that vested during 2006 was $13,000.
     Under the previously disclosed director compensation program, in consideration of their services to the Company, each non-employee member of the Board of Directors will receive, in addition to cash payments, an annual base compensation grant of $16,000 worth of fully-vested common shares. In addition, non-employee Directors will receive additional awards of common shares as compensation for attendance at Board and Committee meetings, as well as for chairing a Committee of the Board. During the year ended December 31, 2006, non-employee Directors were awarded 25,104 common shares. Stock compensation expense of $153,000 was recorded as a result of the common shares granted under the director compensation program. During the year ended December 31, 2005, non-employee Directors were awarded 6,117 common shares. Stock compensation expense of $66,000 was recorded as a result of the common shares granted under the director compensation program.
Reserved Shares
     At December 31, 2006, the Company had reserved 1,870,377 common shares for the exercise of common share options and warrants. Of the 1,870,377 reserved shares, 322,849 shares are reserved for future grants under the Company’s previously established share option plans. Because the Omnibus Plan was approved, the 322,849 common share options that could have been granted pursuant to the Company’s previously established share option plans will not be granted.
     In addition, at December 31, 2006 the Company had reserved 297,415 common shares for stock grants pursuant to the Omnibus Plan.
Serial Preferred Shares
     At December 31, 2006 and 2005, the Company had 1,000,000 Serial Preferred Shares, without par value, authorized, with none outstanding.
Treasury Shares
     At December 31, 2006 and 2005, the Company held 3,300,000 of its common shares in treasury at a cost of $20,188,308.

\

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 2006, 2005 and 2004
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
12. Share Option Plans
     The Company has three share option plans with unexpired options that may be exercised by the holders of such options. At December 31, 2006, the Company had reserved 3,046,066 common shares for the exercise of common share options. The Company has granted 2,723,217 options to purchase common shares to employees, directors and others of which 1,332,768 have been previously exercised. There are 322,849 options to purchase common shares available for future grants; however, no future option grants are expected be made under the Company’s share option plans. The weighted-average remaining contractual life of all options outstanding was 4.8 years as of December 31, 2006.
     The Amended and Restated 1996 Outside Directors’ Stock Option Plan, as amended ( the “1996 Director Plan”) was established by the Company to provide common share options as compensation to directors of the Company. Certain options, as approved by the Company’s shareholders, were granted under the 1996 Director Plan at exercise prices below the market value of a common share on the date of approval. All compensation expense related to these common share options has been previously recognized by the Company. All other options granted under the 1996 Director Plan have been granted at exercise prices that represented the fair market value of a common share on the date of grant. Vesting of options awarded under the 1996 Director Plan ranged from 6 to 36 months. All options granted under the 1996 Director Plan expire ten years after the grant date. At December 31, 2006 there were 61,750 options outstanding under the 1996 Director Plan, all of which were 100% vested. These options had a weighted-average remaining contractual life of 1.4 years and a weighted-average exercise price of $3.10.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 2006, 2005 and 2004
     The Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan (the “1996 Plan”) provides for the granting of options to purchase common shares to key employees and consultants of the Company and its affiliates. During 2000, common share options totaling 116,031 were granted at exercise prices of less than the fair market value of a common share on the date of grant. All compensation expense related to these common share options has been previously recognized by the Company. All other options granted under the 1996 Plan have been granted at exercise prices that represented the fair market value of a common share on the date of grant. Vesting of options awarded under the 1996 Plan ranges from two to four years, as determined by the Board of Directors’ Compensation Committee, and all options granted under the 1996 Plan expire ten years after the grant date. At December 31, 2006 there were 802,949 options outstanding under the 1996 Plan of which 653,495 were 100% vested. These options had a weighted-average remaining contractual life of 5 years and a weighted-average exercise price of $3.94.
     The Amended and Restated Outside Director Stock Option Plan (the “Director Plan”) provides for the granting of options to purchase common shares to outside directors of the Company. Certain options approved by Company’s Board of Directors and its shareholders have been granted at exercise prices below the market value of a common share on the grant date in 2000. All compensation expense related to these common share options has been previously recognized by the Company. All other options granted under the Director Plan have been granted at exercise prices that represented the fair market value of a common share on the date of grant. Options fully vest one year following the grant date. All options granted under the Director Plan expire ten years after the grant date. At December 31, 2006 there were 525,750 options outstanding under the Director Plan all of which were 100% vested. These options had a weighted-average contractual life of 4.8 years and a weighted-average exercise price of $2.93.
     The Company’s share option activity and related information for the year ended December 31, 2006 is summarized below:

		Weighted		Weighted Average
		Average Exercise	Aggregate	Remaining
	Options	Price	Intrinsic Value	Contractual Life
Outstanding at January 1, 2006	1,619,891	$3.52
Granted	—	—
Exercised	(173,064)	2.68	$520,000
Cancelled	(56,378)	6.08

Outstanding at December 31, 2006	1,390,449	$3.52	$2,085,000	4.8 Years

Vested or expected to vest at December 31, 2006	1,390,449	$3.52	$2,085,000	4.8 Years

Exercisable at December 31, 2006	1,240,995	$3.19	$2,269,000	4.4 Years

13. Retirement Savings Plan
     The Company sponsors The DATATRAK International, Inc. Retirement Savings Plan (the “Plan”) as defined by Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all United States employees who elect to participate. Participants may contribute up to 20% of their annual compensation into a variety of mutual fund options. Matching and profit sharing contributions by the Company are discretionary. The Company did not make any matching or profit sharing contributions in 2006, 2005 or 2004.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 2006, 2005 and 2004
14. Net (Loss) Income Per Share
     The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended December 31,
	2006	2005	2004
Net (loss) income used in the calculation of basic and diluted (loss) income per share	$(4,490,410)	$2,538,347	$817,034

Denominator for basic net (loss) income per share — weighted average common shares outstanding	11,273,382	10,203,646	9,149,127
Effect of dilutive common share options and warrants	—	1,182,767	1,088,322

Denominator for diluted net (loss) income per share	11,273,382	11,386,413	10,237,449

Basic net (loss) income per share	$(0.40)	$0.25	$0.09

Diluted net (loss) income per share	$(0.40)	$0.22	$0.08

Weighted average common share options and warrants excluded from the computation of diluted net (loss) income per share because they would have an anti-dilutive effect on net (loss) income per share	1,721,305	14,904	63,429

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 2006, 2005 and 2004
15. Segment Information
     The Company operates in one business segment: the eClinical solutions business.
Enterprise-Wide Disclosures
     Geographic Information

Year Ended December 31,	United States	Germany	Total
Revenue from external customers:
2006	$17,690,336	$—	$17,690,336
2005	15,734,745	—	15,734,745
2004	11,305,112	—	11,305,112

Net income (loss):
2006	340,921	(4,831,331)	(4,490,410)
2005	6,726,776	(4,188,429)	2,538,347
2004	4,347,926	(3,530,892)	817,034

Long-lived assets, net at December 31,
2006	17,274,000	239,822	17,513,822
2005	1,768,618	109,786	1,878,404
     Major Customers
     The following sets forth the percentage of revenue generated by customers who accounted for more than 10% of the Company’s revenue during each of the periods presented:

	Year Ended December 31,
Customer	2006	2005	2004
Sanofi-aventis	*	*	15%
Otsuka Research Institute	44%	59%	55%

*	Less than 10% of revenue.
16. Restricted Cash
     DATATRAK GmbH is required to provide a bank guarantee to the lessor of its office space equal to three months rent. The terms of the bank guarantee require DATATRAK GmbH to maintain a restricted cash balance of 59,000 Euros with the bank. The U.S. dollar equivalent of this amount was $78,005 at December 31, 2006.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 2006, 2005 and 2004
17. Quarterly Data (Unaudited)
     Selected quarterly data is as follows (in thousands):

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$4,501	$4,829	$4,374	$3,986
Gross profit	3,329	3,451	3,047	2,642
Income (loss) from operations	(91)	(978)	(973)	(1,357)
Net income (loss)	(81)	(702)	(1,326)	(2,381)
Basic net income (loss) per share	(0.01)	(0.06)	(0.12)	(0.21)
Diluted net income (loss) per share	(0.01)	(0.06)	(0.12)	(0.21)
     During the second quarter of 2006, the Company recorded a charge of $295,000 for severance benefits due to terminated employees. This charge was related to a June 2006 staff reduction of 10 employees, whose positions became redundant as a result of the ClickFind acquisition.
     During the fourth quarter of 2006, the Company recognized $125,000 of revenue that was previously deferred as a result of contracts subject to volume discounts.

	Year Ended December 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$3,635	$3,724	$4,056	$4,320
Gross profit	2,721	2,797	3,157	3,271
Income from operations	500	221	354	98
Net income	532	261	413	1,332
Basic net income per share	0.05	0.03	0.04	0.13
Diluted net income per share	0.05	0.02	0.04	0.12
     The Company recorded a reduction in its deferred tax asset valuation allowance, and therefore increased its net income in the amount of $1,200,000 during the fourth quarter of 2005. As described further in Note 5, this reduction reflected the Company’s estimate of its deferred tax assets it will be able to utilize over the next three years.
18. Contingencies
     In the ordinary course of business, the Company is involved in employment related legal proceedings. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of DATATRAK.
     On July 17, 2006, Datasci, LLC (“Datasci”) filed a complaint against the Company, ClickFind, and Merger Sub alleging a patent infringement. As previously disclosed, on February 13, 2006, the Company acquired ClickFind pursuant to a merger agreement between the Company, ClickFind and Merger Sub, a wholly owned subsidiary of the Company. The Company believes Datasci’s claims are without merit and intends to defend this matter vigorously. On August 14, 2006, the Company filed an answer and counterclaim denying infringement of the patent in suit,

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For the Years Ended December 31, 2006, 2005 and 2004
asserting numerous affirmative defenses and counterclaiming for a declaratory judgment of non-infringement and invalidity of the patent. Because the litigation is in a preliminary stage, the Company cannot assess the likelihood of an adverse outcome or determine whether potential damages, if any, could have a material adverse impact on the Company’s results of operations in a future period or the Company’s financial position or liquidity.
19. Subsequent Events
     On March 16, 2007, we agreed to the terms of a private placement financing with a group of institutional investors. In connection with this financing, which is currently expected to close early next week, we will sell 1,986,322 common shares at a price of $4.75 per share. The terms of this financing include the issuance of five-year warrants to purchase a total of 297,948 common shares at $6.00 per share to investors in the private placement, and the issuance of five-year warrants to purchase a total of 29,795 common shares at $6.00 per common share to the placement agents who assisted the Company in the private placement. The net proceeds from the sale of the common shares is expected to be approximately $8,797,000 (after deducting the commissions and certain expenses of the placement agents). In connection with the agreement executed by the parties, we will grant registration rights for the purchased common shares and the common shares issuable upon exercise of the warrants. Closing of the private placement is dependent upon the satisfaction of customary terms and conditions.

Exhibit Index

Exhibit No.	Description	Page

2.1	Agreement and Plan of Merger among DATATRAK International, Inc., CF Merger Sub, Inc., ClickFind, Inc., each of the shareholders of ClickFind, Inc and Jim Bob Ward, dated February 13, 2006	(10)

3.1	Sixth Amended and Restated Articles of Incorporation	(1)

3.2	Third Amended and Restated Code of Regulations	(2)

3.3	Amendment to the Third Amended and Restated Code of Regulations	(2)

3.4	Amendment to the Third Amended and Restated Code of Regulations	(1)

4.1	Specimen Certificate of the Company’s Common Shares, without par value	(5)

4.2	Form of Warrant Agreement, dated August 8, 2003	(7)

4.3	Form of Warrant Agreement, dated December 28, 2004	(5)

4.4	Form of Promissory Note	(10)

4.5	Registration Rights Agreement among DATATRAK International, Inc. and the Cash and Securities Recipients, dated February 13, 2006	(10)

4.6	Rights Agreement between the Company and National City Bank, as Rights Agent, dated September 2, 1997	(11)

10.1	Amended and Restated 1994 Directors’ Share Option Plan*	(4)

10.2	Amendment to the Amended and Restated 1994 Directors’ Share Option Plan*	(2)

10.3	Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(4)

10.4	Amendment No. 1 to the Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(2)

10.5	Amendment No. 2 to the Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(2)

10.6	Amendment to the Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(2)

10.7	DATATRAK International, Inc. 2005 Omnibus Equity Plan*	(9)

10.8	Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(4)

10.9	Amendment No. 1 to the Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(2)

10.10	Amendment No. 2 to the Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(2)

10.11	Amendment No. 3 to the Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(2)

E - 1

Exhibit Index

Exhibit No.	Description	Page

10.12	Amendment to the Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(2)

10.13	Amended and Restated Outside Director Stock Option Plan*	(8)

10.14	Form of Indemnification Agreement*	(3)

10.15	Employment Agreement between the Company and Jeffrey A. Green, dated February 5, 2001*	(12)

10.16	Employment Agreement between the Company and Terry C. Black, dated February 5, 2001*	(12)

10.17	Employment Agreement between the Company and Marc J. Shlaes dated March 5, 2003*	(2)

10.18	Managing Director Employment Agreement between the Company and Wolfgang Summa, dated December 29, 2000*	(12)

10.19	Employment Agreement between the Company and Jim Bob Ward, dated February 13, 2006*	(10)

10.20	DATATRAK International, Inc. Retirement Savings Plan*	(6)

10.21	Limited Software License Agreement between DATATRAK International, Inc. and Jim Bob Ward, dated February 13, 2006	(10)

10.22	Security Agreement with KeyBank National Association and related Demand Master Promissory Note, each dated August 31, 2006

14.1	Code of Business Conduct and Ethics

14.2	Financial Code of Ethics	(7)

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Management compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended June 30, 2003 (File No. 000-20699).

(2)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2002 (File No. 000-20699).

E-2

Exhibit Index

Exhibit No.	Description	Page

(3)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement filed on March 8, 1996, as amended by Amendment No. 1 filed on May 10, 1996 and as amended by Amendment No. 2 filed on June 10, 1996 (File No. 333-2140).

(4)	Incorporated herein by reference to the Company’s Form S-8 Registration Statement filed on November 13, 1996 (File No. 333-16061).

(5)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2004 (File No. 000-20699).

(6)	Incorporated herein by reference to the Company’s Form S-8 Registration Statement filed on April 30, 1997 (File No. 333-26251).

(7)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2003 (File No. 000-20699).

(8)	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended June 30, 2004 (File No. 000-20699).

(9)	Incorporated herein by reference to the Company’s current report on Form 8-K dated July 22, 2005 (File No. 000-20699).

(10)	Incorporated herein by reference to the Company’s current report on Form 8-K dated February 13 2006 (File No. 000-20699).

(11)	Incorporated herein by reference to the Company’s Form 8-A filed on September 19, 1997 (File No. 000-20699).

(12)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2005 (File No. 000-20699).

E - 3