Form 10-Q
period 2007-03-31
DATATRAK INTERNATIONAL INC
filed 2007-05-10
CIK 886530

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2007
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
The number of Common Shares, without par value, outstanding as of April 30, 2007 was 13,562,437.

Part I. Financial Information
Item 1 — Financial Statements
DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note A)
ASSETS
Current assets
Cash and cash equivalents	$3,302,273	$3,019,184
Short-term investments	9,351,703	1,996,393
Accounts receivable, net	1,874,766	2,226,317
Deferred tax asset — current	113,100	113,100
Prepaid expenses and other current assets	381,792	488,112

Total current assets	15,023,634	7,843,106

Property and equipment, at cost net of accumulated depreciation and amortization	4,476,207	4,736,233
Other assets
Restricted cash	78,785	78,005
Deferred tax asset	1,602,100	1,745,700
Deposit	39,549	39,549
Other intangible assets, net of accumulated amortization	1,688,373	1,914,206
Goodwill	10,863,383	10,863,383

	14,272,190	14,640,843

Total assets	$33,772,031	$27,220,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$219,079	$568,697
Current portion of long-term debt	939,756	733,548
Accrued expenses	1,680,008	1,419,065
Deferred revenue	1,051,295	988,175

Total current liabilities	3,890,138	3,709,485

Long-term liabilities
Long-term debt	3,320,572	3,811,903
Deferred tax liability	1,517,500	1,634,800

	4,838,072	5,446,703

Shareholders’ equity
Serial Preferred Shares, without par value, 1,000,000 shares authorized, none issued	—	—
Common shares, without par value, authorized 25,000,000 shares; issued 16,862,437 shares as of March 31, 2007 and 14,862,473 shares as of December 31, 2006; outstanding 13,562,437 shares as of March 31, 2007 and 11,562,473 shares as of December 31, 2006	78,500,659	70,742,073
Treasury shares, 3,300,000 shares at cost	(20,188,308)	(20,188,308)
Common share warrants	1,835,108	700,176
Accumulated deficit	(34,810,926)	(32,915,699)
Foreign currency translation	(292,712)	(274,248)

Total shareholders’ equity	25,043,821	18,063,994

Total liabilities and shareholders’ equity	$33,772,031	$27,220,182

Note A:	The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue	$3,542,095	$4,500,868

Direct costs	1,337,471	1,171,876

Gross profit	2,204,624	3,328,992

Selling, general and administrative expenses	3,422,671	2,981,212
Depreciation and amortization	622,403	438,682

Loss from operations	(1,840,450)	(90,902)

Other income (expense):
Interest income	70,192	81,101
Interest expense	(98,669)	(50,269)

Loss before income taxes	(1,868,927)	(60,070)

Income tax expense	26,300	21,000

Net loss	$(1,895,227)	$(81,070)

Net loss per share:

Basic:

Net loss per share	$(0.16)	$(0.01)

Weighted average shares outstanding	11,858,949	10,845,627

Diluted:

Net loss per share	$(0.16)	$(0.01)

Weighted average shares outstanding	11,858,949	10,845,627

     See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating Activities
Net loss	$(1,895,227)	$(81,070)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	622,403	438,682
Stock-based compensation	136,057	193,283
Accretion of discount on investments	(35,282)	(36,558)
Changes in operating assets and liabilities:
Accounts receivable	351,551	(21,150)
Prepaid expenses and other current assets	106,320	41,921
Deferred taxes, net	26,300	21,000
Accounts payable and accrued expenses	(284,839)	(127,254)
Deferred revenue	63,120	(306,817)

Net cash (used in) provided by operating activities	(909,597)	122,037

Investing activities
Acquisition of business, less cash acquired	—	(3,901,381)
Purchases of property and equipment	(47,787)	(209,721)
Maturities of short-term investments	4,500,000	3,000,000
Purchases of short-term investments	(11,820,028)	(42,681)

Net cash used in investing activities	(7,367,815)	(1,153,783)

Financing activities
Proceeds from exercise of stock option and warrants	30,384	50,139
Proceeds from issuance of common shares, net of paid issuance costs	8,916,105	—
Payments of long-term debt	(364,747)	(118,184)

Net cash provided by (used in) financing activities	8,581,742	(68,045)

Effect of exchange rate changes on cash	(21,241)	(16,464)

Increase (decrease) in cash and cash equivalents	283,089	(1,116,255)
Cash and cash equivalents at beginning of period	3,019,184	4,407,431

Cash and cash equivalents at end of period	$3,302,273	$3,291,176

Unpaid acquisition costs	$—	$824,486

Unpaid share issuance costs	$189,028	$—

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of DATATRAK International, Inc. and subsidiaries (“DATATRAK” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2006.
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

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
     The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of the acquisition.

Cash, accounts receivable and other current assets	$254,000
Amortizable intangible assets	6,040,000
Goodwill	10,863,000
Accounts payable and other current liabilities	(421,000)
Long-term debt	(117,000)

Total acquisition cost	$16,619,000

     Goodwill decreased by $2,054,000 from the original purchase allocation as the deferred tax liabilities acquired in the acquisition are fully offset by the Company’s realizable deferred tax assets. Subsequent to the acquisition, the $117,000 of assumed long-term debt was paid in full.
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
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is deemed to have an indefinite life and is not amortized but is subject to an impairment test at least annually. The Company performed its initial annual goodwill and other intangible assets impairment test as of October 31, 2006. For purposes of impairment testing, the Company determined that it has one reporting unit. The Company compared the estimated fair value of the reporting unit to its carrying value, including goodwill. The fair value of the reporting unit exceeded its carrying value at October 31, 2006, and therefore goodwill was not deemed to be impaired as of the impairment testing date.
     The operating results of ClickFind have been included in the Company’s consolidated results of operations for all periods subsequent to February 13, 2006. Unaudited pro forma operating results for the three months ended March 31, 2006, as though the Company had acquired ClickFind at the beginning of 2006, are set forth below. The unaudited pro forma operating results are not necessarily indicative of what would have occurred had the transaction taken place on January 1, 2006.

Three Months Ended
March 31, 2006
Pro forma revenue	$4,709,000
Pro forma net loss	$(359,000)
Pro forma basic loss per share	$(0.03)
Pro forma diluted loss per share	$(0.03)

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
3. Net Loss per Share
     The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended March 31,
	2007	2006
Net loss used in the calculation of basic and diluted earnings per share	$(1,895,227)	$(81,070)

Denominator for basic net loss per share — weighted average common shares outstanding	11,858,949	10,845,627
Effect of dilutive common share options and warrants	—	—

Denominator for diluted net loss per share	11,858,949	10,845,627

Basic net loss per share	$(0.16)	$(0.01)

Diluted net loss per share	$(0.16)	$(0.01)

Weighted average common share options and warrants excluded from the computation of diluted net loss per share because they would have an anti-dilutive effect on net loss per share	1,548,463	1,774,825

4. Comprehensive Loss
     The following table sets forth comprehensive loss.

	Three Months Ended March 31,
	2007	2006
Net loss	$(1,895,227)	$(81,070)
Foreign currency translation	(18,464)	(13,147)

Comprehensive loss	$(1,913,691)	$(94,217)

5. Shareholders’ Equity
     In March of 2007, the Company completed a private placement financing with a group of institutional investors. In connection with this financing, the Company sold 1,986,322 common shares at a price of $4.75 per share. The terms of the financing included the issuance of five-year warrants to purchase a total of 297,948 common shares at $6.00 per share to investors in the private placement, and the issuance of five-year warrants to purchase a total of 29,795 common shares at $6.00 per share to the placement agents who assisted the Company in the private placement. The net proceeds from the sale of the common shares were approximately $8,727,000 (after deducting the commissions and certain expenses of the placement agents and legal fees). The proceeds were allocated between common shares and common share warrants based on their relative fair values. All the warrants are outstanding as of March 31, 2007.
     In connection with the March 2007 financing, we have granted registration rights for the purchased common shares and the common shares issuable upon exercise of the warrants. The registration rights specify filing and “effectiveness” deadlines and require the Company to maintain (e.g. maintenance requirement) sufficient number of common shares to satisfy all the warrants if they were exercised now or in the future. DATATRAK has sufficient authorized, unregistered commons shares to permit exercise of the warrants. Accordingly, the Company classified the warrants as equity instruments.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
     In the event the Company fails to meet a filing, effectiveness or maintenance requirement, DATATRAK shall pay each holder an amount equal to 1% of the aggregate purchase price. The aggregate amount of these “registration delay payments” shall not exceed a total of 10% of the aggregate purchase price of the shares. The Company believes it is not probable that it will be required to pay a registration delay payment and thus has not recorded a liability with respect to the registration payment arrangement.
     On April 13, 2007, the Company filed its S-3 registration statement to register sufficient common shares to cover the purchased common shares and the common shares issuable upon exercise of the warrants issued as part of the private placement financing. The Company fully expects that it will meet all applicable registration requirements.
     There are 157,079 warrants outstanding at March 31, 2007 from prior year issuances which have original terms of 3 to 5 years and exercise prices ranging from $3.20 to $9.60 per share.
     During the three months ended March 31, 2007, the holders of 7,548 common share options, at a weighted average exercise price of $4.03, exercised the options and purchased 7,548 shares.
6. Operating Leases
     The Company leases certain office equipment and space. Future minimum lease payments for the Company under noncancelable operating leases as of March 31, 2007 are as follows:

Twelve Months ended March 31,	Amount
2008	$933,000
2009	937,000
2010	648,000
2011	597,000
2012	604,000
Subsequent to March 31, 2012	351,000

$4,070,000

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
7. Income Taxes
     Income tax expense consists of the following:

	Three Months Ended March 31,
	2007	2006
Deferred:
Federal	$—	$21,000
State and local	—	—
Foreign	26,300	—

	$26,300	$21,000

     A reconciliation of income tax expense at the U.S. federal statutory rate to the effective income tax rate is as follows:

	Three Months Ended March 31,
	2007	2006
Income tax (benefit) provision at the United States statutory rate	$(635,400)	$(21,000)
Increase in valuation allowance	587,800	—
Foreign taxes	26,300	—
Non-deductible permanent differences	47,600	42,000

	$26,300	$21,000

     For the three months ended March 31, 2007, the Company’s pretax loss was $1,869,000. Due to uncertainty regarding the realization of the deferred tax asset resulting from this loss, DATATRAK provided for a full valuation allowance against this deferred tax asset.
     In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertain tax positions recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation was effective for the Company on January 1, 2007. There was no impact upon adoption.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
8. Long-term Debt
     Long-term debt at March 31, 2007 and December 31, 2006 is summarized below:

	March 31,	December 31,
	2007	2006
Insurance note payable	$—	$74,000
Notes payable — ClickFind (the “ClickFind Notes”)	3,753,000	4,000,000
Financing agreement with Oracle Credit Corporation (the “Oracle Agreement”)	211,000	234,000
Capital lease agreements with Dell Financial Services (the “Dell Agreements”)	296,000	238,000

	4,260,000	4,546,000
Less current maturities	940,000	734,000

	$3,320,000	$3,812,000

     The ClickFind Notes are held by certain former shareholders of ClickFind. They bear interest at prime plus 1% and principal payments are due in installments of $500,000, $500,000 and $3,000,000 on February 1, 2007, 2008 and 2009, respectively. Of the $3,753,000, $2,570,000 is held by an executive officer of the Company who was the founder of ClickFind. Of the remaining $1,183,000 of ClickFind Notes, $871,000 is held by other current employees of the Company
     The Oracle Agreement is for the purchase of certain computer equipment. The terms of the financing agreement require DATATRAK to make 36 monthly payments of $9,012, including accrued interest, beginning in July 2006 through June 2009.
     The Dell Agreements are for the purchase of certain computer equipment. The terms of the lease agreements require DATATRAK to make monthly payments, currently totaling $11,000, for the 36 month term of each lease.
     The Oracle Agreement and the Dell Agreement transactions are excluded from the Company’s condensed consolidated statement of cash flows. During the first three months of 2007 the Company entered into new Dell Agreements totaling $87,000.
     In connection with the Datasci claim, as further detailed in Note 12 herein, an arrangement was entered into with certain former ClickFind shareholders for sharing of the expenses associated with that litigation. Under that arrangement, a certain portion of principal payments due under the notes would be used to offset a certain portion of the expenses related to the litigation. Of the $500,000 payment due on February 1, 2007, $327,000 was held by the Company to be used to satisfy these expenses as they are incurred. As of March 31, 2007, approximately $74,000 of the $327,000 has been used to satisfy such expenses. The remaining amount, or $253,000, will be paid to a former ClickFind shareholder in the second quarter of 2007. The Company is permitted to withhold additional portions of future principal payments to cover further costs associated with this claim.
9. Restricted Cash
     The Company’s wholly owned subsidiary, DATATRAK GmbH, is required to provide a bank guarantee to the lessor of its office space equal to three months of rent. The terms of the bank guarantee require DATATRAK GmbH to maintain a restricted cash balance of 59,000 euros with the bank. The U.S. dollar equivalent of this amount was $78,785 at March 31, 2007 and $78,005 at December 31, 2006.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
10. Software Development Costs
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
     Research and development expenses included in selling, general and administrative expenses were $669,000 and $596,000 for the three months ended March 31, 2007 and 2006, respectively.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information set forth and discussed below for the three month period ended March 31, 2007 is derived from, and should be read in conjunction with, the condensed consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.
General
     DATATRAK is a provider of software and other related services, commonly referred to as an application service provider, or ASP. DATATRAK’s customers use the software known as DATATRAK EDC(R) and DATATRAK eClinical (TM) to collect and transmit clinical trial data, commonly referred to as electronic data capture, or EDC. The Company’s services assist companies in the clinical pharmaceutical, biotechnology, contract research organization and medical device industries, in accelerating the completion of clinical trials. Approximately 37% of the Company’s assets, or $12,654,000, is held in cash, cash equivalents and short-term investments, and goodwill accounts for approximately 32% or, $10,863,000, of the Company’s total assets. The Company is continuing to enhance and commercialize its business and software, and anticipates that its operating results may fluctuate significantly from period to period. There can be no assurance of the Company’s long-term future prospects.
     On February 13, 2006, we acquired all of the outstanding stock of ClickFind, a company focused on the application of a unified technology platform for clinical trials, located in Bryan, Texas. As a result of the acquisition, we believe we have the most extensive software suite in the clinical trials industry.
     The cash portion of the purchase price, less cash acquired of $87,000, was approximately $4,669,000. The remainder of the purchase price consisted of $4,000,000 in notes payable and the issuance of approximately $7,863,000 in common shares (1,026,522 common shares), both of which are excluded from the Company’s condensed consolidated statement of cash flows. The notes payable bear interest at prime plus 1%, and principal payments are due in installments of $500,000, $500,000 and $3,000,000 on February 1, 2007, 2008 and 2009, respectively. In connection with the Datasci claim, an arrangement was entered into with certain former ClickFind shareholders for sharing of the expenses associated with that litigation. Under that arrangement, a certain portion of principal payments due under the notes would be used to offset a certain portion of the expenses related to the litigation. Of the $500,000 payment due on February 1, 2007, $327,000 was held by the Company to be used to satisfy these expenses as they are incurred. As of March 31, 2007, approximately $74,000 of the $327,000 has been used to satisfy such expenses. The remaining amount, or $253,000, will be paid to a certain former ClickFind shareholder in the second quarter of 2007. The Company is permitted to withhold additional portions of future principal payments to cover further costs associated with this claim.
     The operating results of ClickFind have been included in our consolidated results of operations for all periods subsequent to February 13, 2006.

DATATRAK recognizes revenue in accordance with Staff Accounting Bulletin 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product or service has occurred; the fee is fixed or determinable; and collectibility is probable. DATATRAK’s contracts provide a fixed price for each element to be delivered, and revenue is recognized as these multiple-elements are delivered. The Company determines the price of items included in multiple-element arrangements using objective, reliable evidence of fair value. This evidence is based on the vendor-specific per element price the Company would sell an item for on a standalone basis or other methods allowable under EITF No. 00-21. DATATRAK recognizes revenue based on the performance or delivery of the following specified services or components of its contracts in the manner described below:
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
     Backlog consists of anticipated revenue from authorization letters to commence services and signed contracts yet to be completed. Potential contracts or authorization letters that have passed the verbal stage, but have not yet been signed, are excluded from backlog. At March 31, 2007, DATATRAK’s backlog was $13,510,000. DATATRAK’s contracts can be cancelled or delayed at anytime and, therefore, the Company’s backlog, at any point in time, is not an accurate predictor of future levels of revenue. As a result of DATATRAK’s transactional and service-based business model combined with the dynamic nature of the clinical trials market where changes in scope are common, backlog has historically not been an accurate predictor of short-term revenue.
Critical Accounting Policies
     In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has identified the most critical accounting principles upon which its financial status depends. Critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies were identified to be those related to revenue recognition, software development costs, stock-based compensation, income taxes and goodwill and other intangible assets.
     A summary of the Company’s critical accounting policies related to revenue recognition, software development costs, stock-based compensation, goodwill and other intangible assets and income taxes can be found in the Company’s Annual Report on Form 10-K, filed on March 16, 2007, (“Annual Report”) under the heading “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
     Three months ended March 31, 2007 compared with three months ended March 31, 2006
     Revenue for the three months ended March 31, 2007 decreased $959,000, or 21.3%, to $3,542,000, as compared to $4,501,000 for the three months ended March 31, 2006. During the first quarter of 2007, DATATRAK recorded revenue related to 122 contracts compared to 93 contracts during the three months ended March 31, 2006. For the three months ended March 31, 2007, $3,181,000 of revenue was the result of contracts that were in backlog at December 31, 2006, $119,000 was the result of new business signed since January 1, 2007, and $242,000 was the result of contracts acquired from ClickFind. For the first quarter of 2006, $4,070,000 of revenue was generated from contracts that were in backlog at December 31, 2005, $205,000 of revenue was the result of new business signed since January 1, 2006, and $226,000 was the result of contracts acquired from ClickFind. Accounting for the acquisition of ClickFind as though it occurred on January 1, 2006, actual revenue for the three month period ended March 31, 2007 would have decreased 24.8% over pro forma revenue of $4,709,000 for the three month period ended March 31, 2006. The reduction in revenue for the three months ended March 31, 2007 compared to the same prior year three month period was primarily the result of a significant decrease attributable to one client, Otsuka Research Institute, which accounted for 24% of our total revenue in the first quarter of 2007 compared to 51% of total revenue in the first quarter of 2006. For the remainder of 2007 we expect revenue from Otsuka Research Institute to be significantly lower, as a percent of our total revenue, compared to 2006 as a result of the successful early completion of several large trials.
     Direct costs of revenue, mainly personnel costs, were $1,337,000 and $1,172,000 during the three months ended March 31, 2007 and 2006, respectively. The net increase of $165,000, or 14.1%, included higher staff and other payroll cost of $268,000 offset by reductions in other direct costs. DATATRAK’s gross margin decreased to 62.2% for the three months ended March 31, 2007 compared to 74.0% for the three months ended March 31, 2006 primarily as a result of the decrease in revenue and to a lesser extent the increase in primarily direct fixed costs. Accounting for the acquisition of ClickFind as though it occurred on January 1, 2006, actual gross margin would have decreased to 62.2% for the three month period ended March 31, 2007 from pro forma gross margin of 73.1% for the three month period ended March 31, 2006.
     Selling, general and administrative expenses (“SG&A”) include all administrative personnel costs, business and software development costs, and all other expenses not directly chargeable to a specific contract. SG&A expenses increased by $442,000, or 14.8% to $3,423,000 from $2,981,000 for the three months ended March 31, 2007 and 2006, respectively. Additional staff and other payroll cost increases accounted for $299,000, or 67.6%, of the $442,000 net increase. The increase in personnel costs was caused by additional hiring and the addition of employees from the acquisition of ClickFind offset by 10 terminated employees in June of 2006. The additional personnel were necessary to bring certain development functions in-house and to allow for the discontinuation of outsourced research and development. The discontinuation of outsourced research and development resulted in a cost savings of $199,000 in the first three months of 2007 compared to the same period of the prior year. Also contributing to the SG&A increase was higher office rent of $191,000, resulting primarily from the impact of entering into a new lease for additional space at our Mayfield Heights, Ohio executive office location in early 2006 and the addition of the Bryan, TX. office. Higher professional services cost and higher marketing expense aimed at additional brand awareness added to the SG&A increase.
     Depreciation and amortization expense increased $184,000, or 41.9%, primarily as a result of the software and intangible assets acquired in the ClickFind acquisition. Depreciation and amortization expense was $622,000 for the three months ended March 31, 2007 compared to $439,000 for the three months ended March 31, 2006. The first three months of 2007 includes a full quarter of depreciation and amortization expense, or $345,000, on the $3.3 million of software and $2.7 million of intangible assets acquired in the ClickFind acquisition compared to only a partial quarter, or $197,000, in the first three months of 2006.
     Interest expense increased 96.0%, or $48,000, to $99,000 in the first quarter of 2007 compared to

$50,000 in the first quarter of 2006 mainly as a result of the ClickFind Notes being outstanding for the entire quarter compared to only a half-quarter in the first three months of 2006.
Liquidity and Capital Resources
     Since its inception, the Company’s principal sources of cash have been cash flow from operations and proceeds from the sale of equity securities. The Company’s investing activities primarily reflect capital expenditures and sales and purchases of short-term investments. During 2006, the Company used approximately $4,669,000 in cash for the ClickFind acquisition.
     On March 19, 2007, we completed a private placement financing with a group of institutional investors. In connection with this financing, we sold 1,986,322 common shares at a price of $4.75 per share. The terms of this financing included the issuance of five-year warrants to purchase a total of 297,948 common shares at $6.00 per share to investors in the private placement, and the issuance of five-year warrants to purchase a total of 29,795 common shares at $6.00 per share to the placement agents who assisted the Company in the private placement. The net proceeds from the sale of the common shares was approximately $8,727,000 (after deducting the commissions and certain expenses of the placement agents and legal fees). In connection with the agreement executed by the parties, we granted registration rights for the purchased common shares and the common shares issuable upon exercise of the warrants.
     Contracts with our customers usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received monthly as work on the contract progresses. We record all amounts received as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. We typically receive a low volume of large-dollar receipts. Our accounts receivable will fluctuate due to the timing and size of cash receipts. Our contracting and collection practices are designed to maintain an average collection period for accounts receivable of one to three months. Any increase in our normal collection period for accounts receivable will negatively impact our cash flow from operations and our working capital. At March 31, 2007, our average collection period for accounts receivable was 53 days compared to 51 days at December 31, 2006. Accounts receivable (net of allowance for doubtful accounts) was $1,875,000 at March 31, 2007 and $2,226,000 at December 31, 2006. Deferred revenue was $1,051,000 at March 31, 2007 compared to $988,000 at December 31, 2006.
     Cash and cash equivalents increased $283,000 during the three months ended March 31, 2007. This was the net result of $910,000 used in operating activities, $7,368,000 used in investing activities and $8,582,000 provided by financing activities. Foreign currency fluctuations caused a $21,000 decrease in cash and cash equivalents. Cash used in operating activities was mainly the net result of our net loss of $1,895,000 offset primarily by non-cash depreciation and amortization of $622,000, non-cash stock-based compensation of $136,000 and a reduction in accounts receivable of $352,000. Investing activities included $48,000 used to purchase property and equipment, and net purchases of short-term investments totaling $7,320,000 (primarily the net proceeds from our March 19, 2007 private placement. In addition to the $48,000 used to purchase property and equipment we entered into lease agreements during the first three months of 2007 to purchase $87,000 of property and equipment which is excluded from the Company’s consolidated statement of cash flows. Financing activities primarily consist of net proceeds of $8,916,000 (excluding $189,000 of unpaid share issuance costs to be paid in the second quarter of 2007) from the March 19, 2007 private placement, offset by debt repayments of $247,000 for the ClickFind Notes, $74,000 repayment of an insurance note and $44,000 for the repayment of capital expenditure equipment leases and financing agreements.
     At March 31, 2007, we had working capital of $11,133,000, and our cash, cash equivalents and short-term investments totaled $12,654,000. Our working capital increased by $7,000,000 since December 31, 2006. The increase was primarily the result of the $7,355,000 increase in our short-term investments, caused mainly by the $8,727,000 of net proceeds from the March 19, 2007 private placement.

     We are party to a lease agreement that requires us to maintain a restricted cash balance. Our restricted cash balance was $79,000 at March 31, 2007.
     We have established two lines of credit with two separate banks. One of the lines allows us to borrow up to a certain percentage of our investments, as determined by the type of investment, held at the bank. The line of credit bears interest at rates based on the prime rate, and is payable on demand. The other line of credit allows us to borrow up to $2,000,000 at an interest rate equal to the prime rate minus 100 basis points for U.S. dollar borrowings and the euro dollar rate plus 125 basis points for euro borrowings, payable on demand. The $2,000,000 in available borrowing would be collateralized by certain assets held by us. We had no amounts outstanding against these lines of credit at March 31, 2007.
     At December 31, 2006, we had a note payable of $73,807 due to Westfield Bank. The final payment on this note of $75,233, including accrued interest, was made in January 2007. At March 31, 2007, we had a note payable in the amount of $211,000 to Oracle Credit Corporation, payable in monthly payments of $9,012, including accrued interest through June 2009. Additionally, at March 31, 2007, we had various capital lease agreements in the amount of $296,000 with Dell Financial Services, payable in 36 monthly installments currently totaling $11,000, including accrued interest.
     The terms of our acquisition of ClickFind required us to pay approximately $4,000,000 of cash to the former shareholders of ClickFind in February 2006. We also issued notes payable to the former shareholders of ClickFind in the amount of $4,000,000 that bear interest at prime plus 1.0%, and are payable in installments of $500,000, $500,000 and $3,000,000 on February 1, 2007, 2008 and 2009, respectively. In connection with the Datasci claim, an arrangement was entered into with certain former ClickFind shareholders for sharing of the expenses associated with that litigation. Under that arrangement, a certain portion of principal payments due under the notes would be used to offset a certain portion of the expenses related to the litigation. Of the $500,000 payment due on February 1, 2007, $327,000 was held by the Company to be used to satisfy these expenses as they are incurred. As of March 31, 2007, approximately $74,000 of the $327,000 has been used to satisfy such expenses. The remaining amount of $253,000 will be paid to a former ClickFind shareholder in the second quarter of 2007. The Company is permitted to withhold additional portions of future principal payments to cover further costs associated with this claim. Of the $3,753,000 of ClickFind Notes outstanding at March 31, 2007, $2,570,000 is held by one of our executive officers who was the founder of ClickFind. Of the remaining $1,183,000 of ClickFind Notes, $871,000 is held by other current employees of DATATRAK..
     We intend to continue to fund the maintenance and testing of the DATATRAK EDC® software, as well as invest in the development, enhancement and testing of DATATRAK eClinical(TM). In 2007, we expect revenue from our largest customer to significantly decrease due to the successful early completion of several large trials. We expect to have negative cash flow from operations during 2007 as we transition from dependence on a major customer to a broader customer base with the expansion of our eClinical product offering. We also expect to record a net loss in 2007. We anticipate cash expenditures for property and equipment of approximately $1,000,000 during 2007, for the continued commercialization, enhancement and maintenance of our two clinical trial product offerings as well as improvements to our internal operating systems. We anticipate financing approximately 50% of the $1,000,000 of property and equipment. A portion of the anticipated property and equipment expenditures are dependent on our growth, and are therefore discretionary in nature.
     We record our research and development expenditures as part of SG&A expenses. Our research and development expenditures will be for the maintenance and testing of our DATATRAK EDC® software and the development, enhancement and testing of our DATATRAK eClinical(TM) software products. For the three months ended March 31, 2007, we expensed approximately $669,000 for research and development. During 2007, we anticipate that our research and development expenditures will increase by approximately $200,000 to $400,000 compared to the full year 2006 amount of $2,310,000.

     We expect to fund our working capital requirements from existing cash and cash equivalents, maturities of short-term investments, cash flow from operations, borrowings against our lines of credit and the net proceeds from our March 2007 private placement of approximately $8,727,000. We believe that, with the net proceeds from our March 2007 private placement, our cash and cash equivalents, maturities of short-term investments and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. However, we may need to raise additional funds to offset delays or cancellations of contacts, support expansion, respond to competitive pressures, acquire complementary businesses or technology or take advantage of unanticipated opportunities. We may raise additional funds by selling debt or equity securities, by entering into strategic relationships or through other arrangements. Additional capital may not be available on acceptable terms, if at all. To the extent that additional equity capital is raised, it could have a dilutive effect on our existing shareholders.
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
     Interest Rate Risk
     DATATRAK has fixed income investments consisting of cash equivalents and short-term investments, and short and long-term notes payable which may be affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents and short-term investments with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Investments are reported at amortized cost, which approximates fair value. A 1.0 percentage point change in interest rates during the three months ended March 31, 2007, would have resulted in a $89,000 change in DATATRAK’s interest income during the period.
     The Company’s notes payable to certain former shareholders of ClickFind bear interest at prime plus 1%, and interest is paid quarterly. A 1.0 percentage point change in the prime rate during the three month ended March 31, 2007, would have resulted in a $10,000 change in DATATRAK’s interest expense during the period.
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
DATATRAK’s financial position and results of operations are impacted by translation adjustments caused by the conversion of foreign currency accounts and operating results into U.S. dollars for financial reporting purposes. A 1.0% fluctuation in the exchange rate between the U.S. dollar and the euro at March 31, 2007, would have resulted in a $6,000 change in the foreign currency translation amount recorded on the Company’s balance sheet, due to foreign currency translations. A 1.0% fluctuation in the average exchange rate between the U.S. dollar and the euro for the three months ended March 31, 2007, would have resulted in a $12,000 change in the Company’s net loss for the three months ended March 31, 2007, due to foreign currency transactions. During the three months ended March 31, 2007, the average exchange rate between the euro and the U.S. dollar increased by approximately 9.0% compared to the three months ended March 31, 2006. The conversion of the Company’s foreign operations into U.S. dollars upon consolidation resulted in a net loss that was approximately $96,000 more than would have been recorded had the exchange rate between the euro and the U.S. dollar remained consistent with 2006 rates.

Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) as of the end of the period covered by this report. Based upon that evaluation the Company’s management, including the chief executive officer and chief financial officer, have concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Item 1A. Risk Factors
     There are no material changes to the Risk Factors described under the title “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The information required to be filed pursuant to this Item 2 was previously included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2007.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

Item 5. Other Information
     None.
Item 6. Exhibits
4.1	Form of Warrant, dated March 19, 2007, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007.

10.2	Securities Purchase Agreement by and among the Company and the Purchasers named on Schedule A(3) thereto, dated March 16, 2007, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATATRAK International, Inc.

Registrant

Date: May 10, 2007	/s/ Jeffrey A. Green

Jeffrey A. Green,
President and Chief Executive Officer and a Director
(Principal Executive Officer)

Date: May 10, 2007	/s/ Terry C. Black

Terry C. Black,
Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)