Form 10-Q
period 2007-06-30
DATATRAK INTERNATIONAL INC
filed 2007-08-09
CIK 886530

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2007
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
The number of Common Shares, without par value, outstanding as of July 31, 2007 was 13,666,257.

Part I. Financial Information
Item 1 — Financial Statements
DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Note A)
ASSETS
Current assets
Cash and cash equivalents	$1,336,776	$3,019,184
Short-term investments	9,442,557	1,996,393
Accounts receivable, net	1,838,043	2,226,317
Deferred tax asset — current	113,100	113,100
Prepaid expenses and other current assets	671,287	488,112

Total current assets	13,401,763	7,843,106
Property and equipment, at cost net of accumulated depreciation and amortization	4,183,678	4,736,233
Other assets
Restricted cash	79,612	78,005
Deferred tax asset	1,375,300	1,745,700
Deposit	39,549	39,549
Other intangible assets, net of accumulated amortization	1,199,724	1,914,206
Goodwill	10,863,383	10,863,383

Total other assets	13,557,568	14,640,843

Total assets	$31,143,009	$27,220,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$610,382	$568,697
Current portion of long-term debt	648,123	733,548
Accrued expenses	1,883,261	1,419,065
Deferred revenue	1,303,525	988,175

Total current liabilities	4,445,291	3,709,485
Long-term liabilities
Long-term debt	3,299,140	3,811,903
Deferred tax liability	1,311,000	1,634,800

Total long-term liabilities	4,610,140	5,446,703
Shareholders’ equity
Serial preferred shares, without par value, 1,000,000 shares authorized, none issued	—	—
Common shares, without par value, authorized 25,000,000 shares; issued 16,913,303 shares as of June 30, 2007 and 14,862,473 shares as of December 31, 2006; outstanding 13,613,303 shares as of June 30, 2007 and 11,562,473 shares as of December 31, 2006	78,525,190	70,742,073
Treasury shares, 3,300,000 shares at cost	(20,188,308)	(20,188,308)
Common share warrants	1,835,108	700,176
Accumulated deficit	(37,776,666)	(32,915,699)
Foreign currency translation	(307,746)	(274,248)

Total shareholders’ equity	22,087,578	18,063,994

Total liabilities and shareholders’ equity	$31,143,009	$27,220,182

Note A:	The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$3,064,710	$4,829,445	$6,606,805	$9,330,313
Direct costs	1,219,298	1,377,998	2,556,769	2,549,874

Gross profit	1,845,412	3,451,447	4,050,036	6,780,439
Selling, general and administrative expenses	3,621,138	3,538,358	7,043,809	6,519,570
Severance expense	337,061	294,974	337,061	294,974
Depreciation and amortization	886,641	596,362	1,509,044	1,035,044

Loss from operations	(2,999,428)	(978,247)	(4,839,878)	(1,069,149)
Interest income	151,513	50,268	221,705	131,369
Interest expense	(95,825)	(91,611)	(194,494)	(141,880)
Other expense	(1,700)	0	(1,700)	0

Loss before income taxes	(2,945,440)	(1,019,590)	(4,814,367)	(1,079,660)
Income tax (benefit) expense	20,300	(318,000)	46,600	(297,000)

Net loss	$(2,965,740)	$(701,590)	$(4,860,967)	$(782,660)

Net loss per share:
Basic:
Net loss per share	$(0.22)	$(0.06)	$(0.38)	$(0.07)

Weighted-average shares outstanding	13,584,037	11,371,919	12,726,259	11,113,677

Diluted:
Net loss per share	$(0.22)	$(0.06)	$(0.38)	$(0.07)

Weighted-average shares outstanding	13,584,037	11,371,919	12,726,259	11,113,677

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating activities
Net loss	$(4,860,967)	$(782,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,509,044	1,035,044
Stock-based compensation	193,705	318,875
Accretion of discount on investments	(157,405)	(58,788)
Loss from disposal of equipment	1,700	—
Changes in operating assets and liabilities:
Accounts receivable	388,274	(249,204)
Prepaid expenses and other current assets	(183,175)	31,163
Deferred taxes, net	46,600	(297,000)
Accounts payable and accrued expenses	474,496	3,971
Deferred revenue	315,350	(270,075)

Net cash used in operating activities	(2,272,378)	(268,674)
Investing activities
Acquisition of business, less cash acquired	—	(4,659,594)
Purchases of property and equipment	(99,744)	(337,786)
Maturities of short-term investments	11,500,000	4,811,616
Purchases of short-term investments	(18,788,759)	(1,795,557)

Net cash used in investing activities	(7,388,503)	(1,981,321)
Financing activities
Proceeds from exercise of stock options and warrants	76,492	140,398
Gross tax benefits from share-based awards	—	8,000
Proceeds from issuance of common shares, net of paid issuance costs	8,667,852	—
Payments of long-term debt	(726,485)	(117,241)

Net cash provided by financing activities	8,017,859	31,157

Effect of exchange rate changes on cash	(39,386)	(12,668)

Decrease in cash and cash equivalents	(1,682,408)	(2,231,506)
Cash and cash equivalents at beginning of period	3,019,184	4,407,431

Cash and cash equivalents at end of period	$1,336,776	$2,175,925

Unpaid acquisition costs	$—	$61,780

Unpaid share issuance costs	$20,000	$—

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of DATATRAK International, Inc. and subsidiaries (“DATATRAK” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2006.
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
     Based on the common share valuation of $7.66 per share, the total recorded acquisition cost, including acquisition related expenses of $796,000, was $16,619,000. The cash portion of the purchase price, less cash acquired of $87,000, was approximately $4,669,000. The remainder of the purchase price consisted of $4,000,000 in notes payable and the issuance of approximately $7,863,000 in common shares (1,026,522 common shares), both of which are excluded from the Company’s 2006 condensed consolidated statement of cash flows. The notes payable bear interest at prime plus 1% and have remaining principal payments of $445,000 due February 1, 2008 and $3,000,000 due February 1, 2009.
     The acquisition was accounted for as a purchase, and accordingly, fair value adjustments to the assets acquired and liabilities assumed were recorded as of the date of acquisition. The Company did obtain a third party valuation of certain tangible and intangible assets acquired at the time of acquisition.
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
     As a result of six consecutive quarterly operating losses, and forecasted continuing operating losses based on current sales trends, the Company determined that impairment indicators existed as of June 30, 2007 and as such conducted interim impairment testing of its goodwill and finite-lived tangible and intangible assets and determined that no impairment had occurred.
     The operating results of ClickFind have been included in the Company’s consolidated results of operations for all periods subsequent to February 13, 2006. Unaudited pro forma operating results for the six months ended June 30, 2006, as though the Company had acquired ClickFind at the beginning of 2006, are set forth below. The unaudited pro forma operating results are not necessarily indicative of what would have occurred had the transaction taken place on January 1, 2006.

Six Months
Ended June 30, 2006

Pro forma revenue	$9,538,000
Pro forma net loss	$(1,060,000)
Pro forma basic loss per share	$(0.09)
Pro forma diluted loss per share	$(0.09)
3. Change in Accounting Estimate
During the second quarter of 2007, the Company recorded $262,816 of additional amortization expense related to its contract and customer relationship intangible asset. The change in estimate was made as the Company’s revenues from contracts acquired during the ClickFind acquisition greatly exceeded the Company’s estimates during the first twelve months after acquisition; however, revenues are now expected to stabilize or decline during the remaining life of each contract.
4. Net Loss per Share
     The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss used in the calculation of basic and diluted earnings per share	$(2,965,740)	$(701,590)	$(4,860,967)	$(782,660)

Denominator for basic net loss per share — weighted-average common shares outstanding	13,584,037	11,371,919	12,726,259	11,113,677
Effect of dilutive common share options and warrants	—	—	—	—

Denominator for diluted net loss per share	13,584,037	11,371,919	12,726,259	11,113,677

Basic net loss per share	$(0.22)	$(0.06)	$(0.38)	$(0.07)

Diluted net loss per share	$(0.22)	$(0.06)	$(0.38)	$(0.07)

Weighted-average common share options and warrants excluded from the computation of diluted net loss per share because they would have an anti-dilutive effect on net loss per share	1,811,469	1,756,729	1,680,937	1,756,777

5. Comprehensive Loss
     The following table sets forth the comprehensive loss of the Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(2,965,740)	$(701,590)	$(4,860,967)	$(782,660)
Foreign currency translation	(15,034)	15,389	(33,498)	2,242

Comprehensive loss	$(2,980,774)	$(686,201)	$(4,894,465)	$(780,418)

6. Shareholders’ Equity
     In March of 2007, the Company completed a private placement financing with a group of institutional investors. In connection with this financing, the Company sold 1,986,322 common shares at a price of $4.75 per share. The terms of the financing included the issuance of five-year warrants to purchase a total of 297,948 common shares at $6.00 per share to investors in the private placement, and the issuance of five-year warrants to purchase a total of 29,795 common shares at $6.00 per share to the placement agents who assisted the Company in the private placement. The net proceeds from the sale of the common shares were approximately $8,648,000 (after deducting offering related expenses). The proceeds were allocated between common shares and common share warrants based on their relative fair values. All the warrants are outstanding as of June 30, 2007.
     In connection with the March 2007 financing, we granted registration rights for the purchased common shares and the common shares issuable upon exercise of the warrants. The registration rights specify filing and “effectiveness” deadlines and require the Company to, except under certain limited circumstances, keep the registration statement effective until certain threshold dates. The agreement also requires the Company to maintain (e.g. maintenance requirement) sufficient number of common shares to satisfy all the warrants if they were exercised now or in the future. DATATRAK has sufficient authorized, unregistered common shares to permit exercise of the warrants. Accordingly, the Company classified the warrants as equity instruments.
     On April 13, 2007, the Company filed its S-3 registration statement to register sufficient common shares to cover the purchased common shares and the common shares issuable upon exercise of the warrants issued as part of the private placement financing. The registration statement was declared effective on May 14, 2007 by the Securities and Exchange Commission.
     In the event the Company fails to meet the registration maintenance requirement, DATATRAK shall pay each holder an amount equal to 1% of the aggregate purchase price for each month of such failure. The aggregate amount of these “registration failure payments” shall not exceed a total of 10% of the aggregate purchase price of the shares. The Company believes it is not probable that it will be required to pay a registration failure payment and thus has not recorded a liability with respect to the registration payment arrangement.
     There are 157,079 warrants outstanding at June 30, 2007 from prior year issuances which have original terms of 3 to 5 years and exercise prices ranging from $3.20 to $9.60 per share. During the six months ended June 30, 2007, the holders of 22,579 common share options, at a weighted average exercise price of $3.39, exercised the options and purchased 22,579 shares.

7. Operating Leases
     The Company leases certain office equipment and space. Future minimum lease payments for the Company under non-cancelable operating leases as of June 30, 2007 are as follows:

Twelve Months ended June 30,	Amount
2008	$938,000
2009	889,000
2010	618,000
2011	602,000
2012	608,000
Subsequent to June 30, 2012	200,000

$3,855,000

8. Income Taxes
     Income tax expense (benefit) consists of the following:

	Six Months Ended June 30,
	2007	2006

Current:
Federal	$—	$(374,000)
State and local	—	—
Foreign	—	—

	$—	$(374,000)

Deferred:
Federal	$—	$—
State and local	—	—
Foreign	47,000	77,000

	$47,000	$(297,000)

     A reconciliation of income tax expense (benefit) at the U.S. federal statutory rate to the effective income tax rate is as follows:

	Six Months Ended June 30,
	2007	2006
Income tax benefit at the United States statutory rate	$(1,636,000)	$(367,000)
Increase in valuation allowance	1,619,000	—
Foreign taxes	5,000	—
Non-deductible permanent differences	59,000	70,000

	$47,000	$(297,000)

     For the six months ended June 30, 2007, the Company’s pre-tax loss was $4,814,000. Due to uncertainty regarding the realization of the deferred tax asset resulting from this loss, DATATRAK provided for a full valuation allowance against this deferred tax asset.
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

9. Long-term Debt
     Long-term debt at June 30, 2007 and December 31, 2006 is summarized below:

	June 30,	December 31,
	2007	2006
Insurance note payable	$—	$74,000
Notes payable — ClickFind (the “ClickFind Notes”)	3,445,000	4,000,000
Financing agreement with Oracle Credit Corporation (the “Oracle Agreement”)	189,000	234,000
Capital lease agreements with Dell Financial Services (the “Dell Agreements”)	313,000	238,000

	3,947,000	4,546,000
Less current maturities	648,000	734,000

	$3,299,000	$3,812,000

     The ClickFind Notes are held by certain former shareholders of ClickFind. They bear interest at prime plus 1% and remaining principal payments are due in installments of $445,000 and $3,000,000 on February 1, 2008 and 2009, respectively. Of the $3,445,000, $2,291,000 is held by an executive officer of the Company who was the founder of ClickFind. Of the remaining $1,154,000 of ClickFind Notes, $850,000 is held by other current employees of the Company.
     The Oracle Agreement is for the purchase of certain computer equipment. The terms of the financing agreement require DATATRAK to make 36 monthly payments of $9,000, including accrued interest, beginning in July 2006 through June 2009.
     The Dell Agreements are for the purchase of certain computer equipment. The terms of the lease agreements require DATATRAK to make monthly payments, currently totaling $12,000, for the 36 month term of each lease.
     The Oracle Agreement and the Dell Agreement transactions are excluded from the Company’s condensed consolidated statement of cash flows. During the first six months of 2007 the Company entered into new Dell Agreements totaling $140,000.
     In connection with the Datasci claim, an arrangement was entered into with certain former ClickFind shareholders for sharing of the expenses associated with that litigation. Under that arrangement, a certain portion of principal payments due under the notes would be used to offset a certain portion of the expenses related to the litigation. Of the $500,000 payment due on February 1, 2007, $79,000 was held by the Company to satisfy these expenses. The Company is permitted to withhold additional portions of future principal payments to cover further costs associated with this claim. As of June 30, 2007, an additional $55,000 has been recorded as a reduction to the notes payable reducing the February 1, 2008 installment to $445,000 from the original $500,000. In July 2007, DATATRAK settled its litigation related to Datasci’s patent infringement claim with no liability against the Company.

10. Severance Expense
     During the second quarter of 2007, the Company recorded a charge of $337,000 for severance benefits due to terminated employees. This charge was related to a June 2007 staff reduction of 17 employees. As of June 30, 2007, $50,000 of these costs had been paid. The Company anticipates that all but $76,000 of these costs will be paid prior to December 31, 2007, with the remaining amount to be paid prior to June 30, 2008.
     During the second quarter of 2006, the Company recorded a charge of $295,000 for severance benefits related to a June 2006 staff reduction of 10 employees whose positions became redundant as a result of the ClickFind acquisition.
     The Company accounts for termination benefits in accordance with SFAS No. 146, “ Accounting for the Cost of Exit or Disposal Activities” which requires that termination benefit expenses be recorded ratably over the period during which employees must provide future services in order to obtain the benefit.
11. Restricted Cash
     The Company’s wholly owned subsidiary, DATATRAK GmbH, is required to provide a bank guarantee to the lessor of its office space equal to three months of rent. The terms of the bank guarantee require DATATRAK GmbH to maintain a restricted cash balance of 59,000 euros with the bank. The U.S. dollar equivalent of this amount was $80,000 at June 30, 2007 and $78,000 at December 31, 2006.
12. Software Development Costs
     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Such costs are amortized over the lesser of three years or the economic life of the related product. The net carrying value for capitalized software development costs was $2,811,000 and $3,119,000 as of June 30, 2007 and December 31, 2006, respectively. The Company performs a review of the recoverability of such capitalized software costs when impairment indicators arise. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any impairment amounts are expensed. As of June 30, 2007 and December 31, 2006, all capitalized software development costs were estimated to be recoverable over their estimated useful lives.
     Research and development expenses included in selling, general and administrative expenses were $1,330,000 and $1,264,000 for the six months ended June 30, 2007 and 2006, respectively.
13. Reclassification
     Certain prior year amounts have been reclassified to conform to the current year presentation.
14. Contingencies
     In the ordinary course of business, the Company is involved in employment related legal proceedings. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of DATATRAK.
     On July 17, 2006, Datasci, LLC (“Datasci”) filed a complaint against the Company, ClickFind, and CF Merger Sub, Inc. (“Merger Sub”) alleging a patent infringement. In July 2007, the Company settled its litigation related to Datasci’s patent infringement claim with no liability against the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information set forth and discussed below for the three and six month periods ended June 30, 2007 is derived from, and should be read in conjunction with, the condensed consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.
General
     DATATRAK is a provider of software and other related services, commonly referred to as an application service provider, or ASP. DATATRAK’s customers use the software known as DATATRAK EDC(R) and DATATRAK eClinical (TM) to collect and transmit clinical trial data, commonly referred to as electronic data capture, or EDC. The Company’s services assist companies in the clinical pharmaceutical, biotechnology, contract research organization and medical device industries, in accelerating the completion of clinical trials. Approximately 35% of the Company’s total assets, or $10,779,000, is held in cash, cash equivalents and short-term investments, and goodwill accounts for approximately 35%, or $10,863,000, of the Company’s total assets. The Company is continuing to enhance and commercialize its business and software, and anticipates that its operating results may fluctuate significantly from period to period. There can be no assurance of the Company’s long-term future prospects.
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
     The cash portion of the purchase price, less cash acquired of $87,000, was approximately $4,669,000. The remainder of the purchase price consisted of $4,000,000 in notes payable and the issuance of approximately $7,863,000 in common shares (1,026,522 common shares), both of which are excluded from the Company’s 2006 condensed consolidated statement of cash flows. The notes payable have a current outstanding balance of $3,445,000 and bear interest at prime plus 1%. Remaining principal payments are due in installments of $445,000 and $3,000,000 on February 1, 2008 and 2009, respectively.
     In connection with the Datasci claim, an arrangement was entered into with certain former ClickFind shareholders for sharing of the expenses associated with that litigation. Under that arrangement, a certain portion of principal payments due under the notes would be used to offset a certain portion of the expenses related to the litigation. Of the $500,000 payment due on February 1, 2007, $79,000 was held by the Company to satisfy these expenses. The Company is permitted to withhold additional portions of future principal payments to cover further costs associated with this claim. As of June 30, 2007, an additional $55,000 has been recorded as a reduction to the notes payable reducing the February 1, 2008 installment to $445,000 from the original $500,000. In July 2007, DATATRAK settled its litigation related to Datasci’s patent infringement claim with no liability against the Company.

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
     Backlog consists of anticipated revenue from authorization letters to commence services and signed contracts yet to be completed. Potential contracts or authorization letters that have passed the verbal stage, but have not yet been signed, are excluded from backlog. At June 30, 2007, DATATRAK’s backlog was $13,309,000. DATATRAK’s contracts can be cancelled or delayed at anytime and, therefore, the Company’s backlog, at any point in time, is not an accurate predictor of future levels of revenue. As a result of DATATRAK’s transactional and service-based business model combined with the dynamic nature of the clinical trials market where changes in scope are common, backlog has historically not been an accurate predictor of short-term revenue.
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

Results of Operations
     Three months ended June 30, 2007 compared with three months ended June 30, 2006
     Revenue for the three months ended June 30, 2007 decreased $1,764,000, or 37%, to $3,065,000, as compared to $4,829,000 for the three months ended June 30, 2006. During the second quarter of 2007, DATATRAK recorded revenue related to 116 contracts compared to 108 contracts during the three months ended June 30, 2006. For the three months ended June 30, 2007, $2,368,000 of revenue was the result of contracts that were in backlog at December 31, 2006, $514,000 was the result of new business signed since January 1, 2007, and $183,000 was the result of contracts acquired from ClickFind. For the second quarter of 2006, $3,715,000 of revenue was generated from contracts that were in backlog at December 31, 2005, $667,000 of revenue was the result of new business signed since January 1, 2006, and $447,000 was the result of contracts acquired from ClickFind. The reduction in revenue for the three months ended June 30, 2007 compared to the same prior year three month period was primarily the result of a significant decrease attributable to one client, Otsuka Research Institute, which accounted for 17% of our total revenue in the second quarter of 2007 compared to 45% of total revenue in the second quarter of 2006. For the remainder of 2007 we expect revenue from Otsuka Research Institute to be significantly lower, as a percent of our total revenue, compared to 2006 as a result of the successful early completion of several large trials.
     Direct costs of revenue, mainly personnel costs, were $1,219,000 and $1,378,000 during the three months ended June 30, 2007 and 2006, respectively. The net decrease of $159,000, or 11.5%, was mainly a result of lower other direct costs. DATATRAK’s gross margin decreased to 60.2% for the three months ended June 30, 2007 compared to 71.5% for the three months ended June 30, 2006 primarily as a result of the 37% decrease in revenue.
     Selling, general and administrative expenses (“SG&A”) include all administrative personnel costs, business and software development costs, and all other expenses not directly chargeable to a specific contract. SG&A expenses increased by $83,000, or 2.3%, to $3,621,000 from $3,538,000 for the three months ended June 30, 2007 and 2006, respectively. Staff and other payroll cost increased $200,000 in the second quarter of 2007 compared to the same time period in 2006. The net increase in personnel costs, in part, was caused by additional investment in sales personnel. Also, a portion of the additional personnel costs were necessary to bring certain development functions in-house and to allow for the discontinuation of outsourced research and development. The discontinuation of outsourced research and development resulted in a cost savings of $190,000 in the second quarter of 2007 compared to the same period of the prior year. The impact of the additional sales and development personnel was partially offset by the savings resulting from the June 2006 staff reductions.
     During the three months ended June 30, 2007, DATATRAK recorded a charge of $337,000 for severance benefits due to terminated employees. The reduction of 17 employees in June 2007 is expected to decrease annual direct costs by approximately $515,000 and annual SG&A expenses by approximately $875,000. During the three months ended June 30, 2006, DATATRAK recorded a charge of $295,000 for severance benefits due to 10 terminated employees.
     Depreciation and amortization expense increased $290,000, or 48.7%, primarily as a result of a change in accounting estimate requiring additional amortization expense to be recorded on the contract and customer relationship intangible asset related to the ClickFind acquisition. Depreciation and amortization expense was $887,000 for the three months ended June 30, 2007 compared to $596,000 for the three months ended June 30, 2006.
     Interest income increased by $101,000, to $151,000 in the second quarter of 2007 from $50,000 in the second quarter of 2006 primarily as a result of investing the proceeds from the March 2007 private placement.
     Interest expense remained relatively unchanged at $96,000 in the second quarter of 2007 compared to $92,000 in the second quarter of 2006.

     Six months ended June 30, 2007 compared with six months ended June 30, 2006
     Revenue for the six months ended June 30, 2007 decreased $2,723,000, or 29%, to $6,607,000, as compared to $9,330,000 for the six months ended June 30, 2006. During the first half of 2007, DATATRAK recorded revenue related to 132 contracts compared to 114 contracts during the six months ended June 30, 2006. For the six months ended June 30, 2007, $5,550,000 of revenue was the result of contracts that were in backlog at December 31, 2006, $633,000 was the result of new business signed since January 1, 2007, and $424,000 was the result of contracts acquired from ClickFind. For the first six months of 2006, $7,785,000 of revenue was generated from contracts that were in backlog at December 31, 2005, $872,000 of revenue was the result of new business signed since January 1, 2006, and $673,000 was the result of contracts acquired from ClickFind. The reduction in revenue for the six months ended June 30, 2007 compared to the same prior year six month period was primarily the result of a significant decrease attributable to one client, Otsuka Research Institute, which accounted for 21% of our total revenue in the first six months of 2007 compared to 48% of total revenue in the first six months of 2006. For the remainder of 2007 we expect revenue from Otsuka Research Institute to be significantly lower, as a percent of our total revenue, compared to 2006 as a result of the successful early completion of several large trials.
     Direct costs of revenue, mainly personnel costs, remained relatively unchanged overall at $2,557,000 and $2,550,000 during the six months ended June 30, 2007 and 2006, respectively. DATATRAK’s gross margin decreased to 61.3% for the six months ended June 30, 2007 compared to 72.7% for the six months ended June 30, 2006 as a result of the 29% decrease in revenue.
     SG&A expenses increased by $524,000, or 8.0%, to $7,044,000 from $6,520,000 for the six months ended June 30, 2007 and 2006, respectively. Staff and other payroll cost increased $506,000, representing approximately 96.6% of the increase. The net increase in personnel costs, in part, was caused by additional investment in sales personnel. Also, a portion of the additional personnel costs were necessary to bring certain development functions in-house and to allow for the discontinuation of outsourced research and development. The discontinuation of outsourced research and development resulted in a cost savings of $389,000 in the first-half of 2007 compared to the same period of the prior year. The current year increase also reflects a full six months of expense for employees who joined DATATRAK as part of the ClickFind acquisition compared to only four-and-a-half months in 2006 (February 13, 2006 acquisition date). The impact of the additional sales and development personnel was partially offset by the savings resulting from the June 2006 staff reductions.
     During the six months ended June 30, 2007, DATATRAK recorded a charge of $337,000 for severance benefits due to terminated employees. The reduction of 17 employees in June 2007 is expected to decrease annual direct costs by approximately $515,000 and annual SG&A expenses by approximately $875,000. During the six months ended June 30, 2006, DATATRAK recorded a charge of $295,000 for severance benefits due to terminated employees.
     Depreciation and amortization expense increased $474,000, or 45.8%, primarily as a result of the software and intangible assets acquired in the ClickFind acquisition in February 2006 and the additional amortization recorded in the second quarter of 2007 due to a change in accounting estimate. Depreciation and amortization expense was $1,509,000 for the six months ended June 30, 2007 and $1,035,000 for the six months ended June 30, 2006. Depreciation and amortization expense on the software and intangible assets acquired in the ClickFind acquisition was $952,000 in the first half of 2007 compared to $542,000 in the same time period of 2006, a $411,000 increase. The increase was primarily due to additional amortization recorded from a change in accounting estimate related to the contract and customer relationship intangible asset related to the ClickFind acquisition. In addition, amortization was recorded for the full six month period in 2007 compared to only four-and-a-half months in the first half of 2006 (February 13, 2006 acquisition date). Hardware purchases since July 2006 contributed to the increase as well.
     Interest income increased by $91,000, to $222,000 in the first half of 2007 from $131,000 in the first half of 2006 primarily as a result of investing the proceeds from the March 2007 private placement.
     Interest expense increased by $52,000 to $194,000 in the first six months of 2007 compared to $142,000 in the same time period of 2006 primarily as a result of the ClickFind Notes being outstanding for the entire first half of 2007 compared to only four-and-a-half months in the comparable 2006 period.

Liquidity and Capital Resources
     The Company’s principal sources of cash are cash flow from operations and proceeds from the sale of equity securities. The Company’s investing activities primarily reflect capital expenditures and sales and purchases of short-term investments. Financing activities include debt repayments on the ClickFind Notes, the Oracle Agreement and the Dell Agreements. During 2006, the Company used approximately $4,669,000 in cash for the ClickFind acquisition.
     On March 19, 2007, we completed a private placement financing with a group of institutional investors. In connection with this financing, we sold 1,986,322 common shares at a price of $4.75 per share. The terms of this financing included the issuance of five-year warrants to purchase a total of 297,948 common shares at $6.00 per share to investors in the private placement, and the issuance of five-year warrants to purchase a total of 29,795 common shares at $6.00 per share to the placement agents who assisted the Company in the private placement. The net proceeds from the sale of the common shares were approximately $8,648,000 (after deducting the offering related expenses). In connection with the agreement executed by the parties, we granted registration rights for the purchased common shares and the common shares issuable upon exercise of the warrants.
     As a result of six consecutive quarterly operating losses, and forecasted continuing operating losses based on current sales trends, the Company determined that impairment indicators existed as of June 30, 2007 and as such conducted interim impairment testing of its goodwill and long-lived tangible and intangible assets with a definite life as of that date. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company tested for impairment of its goodwill as of June 30, 2007 and determined no impairment had occurred. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, DATATRAK tested for impairment of its long-lived tangible and intangible assets as of June 30, 2007 and determined no impairment had occurred.
     Contracts with our customers usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received monthly as work on the contract progresses. We record all amounts received as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. We typically receive a low volume of large-dollar receipts and our accounts receivable will fluctuate due to the timing and size of cash receipts. Our contracting and collection practices are designed to encourage customer payment of accounts receivable balances between one to three months from invoice date. Previously, we disclosed our “average collection period”, but we believe the “days sales outstanding” is a more relevant financial ratio and indicator of the quality of our accounts receivable at a point in time. Any increase in our “days sales outstanding” is an indicator that our cash flow from operations and our working capital has been negatively impacted. At June 30, 2007, our “days sales outstanding” was 54 days compared to 51 days at December 31, 2006. Accounts receivable (net of allowance for doubtful accounts) was $1,838,000 at June 30, 2007 and $2,226,000 at December 31, 2006. Deferred revenue was $1,303,000 at June 30, 2007 compared to $988,000 at December 31, 2006.
     Cash and cash equivalents decreased $1,682,000 during the six months ended June 30, 2007. This was the net result of $2,272,000 used in operating activities, $7,389,000 used in investing activities and $8,017,000 provided by financing activities. Foreign currency fluctuations caused a $39,000 decrease in cash and cash equivalents. Cash used in operating activities was mainly the net result of our net loss of $4,861,000 offset primarily by non-cash depreciation and amortization of $1,509,000, non-cash stock-based compensation of $194,000 and a change of $1,042,000 in operating assets and liabilities. Investing activities included $100,000 used to purchase property and equipment, and net purchases of short-term investments totaling $7,289,000 (primarily the net proceeds from our March 19, 2007 private placement). In addition to the $100,000 used to purchase property and equipment we entered into lease agreements during the first six months of 2007 to purchase $140,000 of property and equipment which is excluded from the Company’s consolidated statement of cash flows. Financing activities primarily consist of net proceeds of $8,668,000 (excluding $20,000 of unpaid share issuance costs to be paid in the third quarter of 2007) from the March 19, 2007 private placement, offset by debt repayments of $555,000 for the ClickFind Notes, $74,000 repayment of an insurance note and $97,000 for the repayment of capital expenditure equipment lease and financing agreements.
     At June 30, 2007, we had working capital of $8,956,000, and our cash, cash equivalents and short-term investments totaled $10,779,000. Our working capital increased by $4,823,000 since December 31, 2006. The increase was primarily the net result of: (i) the $7,289,000 of additional short-term investments, caused mainly by the $8,668,000 of net proceeds from the March 19, 2007 private placement; (ii) cash used in operating activities of $2,272,000; and (iii) debt repayments totaling $726,000.
     We are party to a lease agreement that requires us to maintain a restricted cash balance. Our restricted cash balance was $80,000 at June 30, 2007.

     We have established a line of credit with a bank. The line allows us to borrow up to a certain percentage of our investments, as determined by the type of investment, held at the bank. The line of credit bears interest at rates based on the prime rate, and is payable on demand. We had no amounts outstanding against the line of credit at June 30, 2007. Our second line of credit with a separate bank expired during the second quarter and was not renewed.
     At December 31, 2006, we had a note payable of $73,807 due to Westfield Bank. The final payment on this note of $75,233, including accrued interest, was made in January 2007. At June 30, 2007, we had a note payable in the amount of $189,000 to Oracle Credit Corporation, payable in monthly payments of $9,012, including accrued interest through June 2009. Additionally, at June 30, 2007, we had various capital lease agreements in the amount of $313,000 with Dell Financial Services, payable in 36 monthly installments currently totaling approximately $12,000, including accrued interest.
     The terms of our acquisition of ClickFind required us to pay approximately $4,000,000 of cash to the former shareholders of ClickFind in February 2006. We also issued notes payable to the former shareholders of ClickFind in the amount of $4,000,000. The notes payable have a current outstanding balance of $3,445,000 and bear interest at prime plus 1%.
     In connection with the Datasci claim, an arrangement was entered into with certain former ClickFind shareholders for sharing of the expenses associated with that litigation. Under that arrangement, a certain portion of principal payments due under the notes would be used to offset a certain portion of the expenses related to the litigation. Of the $500,000 payment due on February 1, 2007, $79,000 was held by the Company to satisfy these expenses. The Company is permitted to withhold additional portions of future principal payments to cover further costs associated with this claim. As of June 30, 2007, an additional $55,000 has been recorded as a reduction to the notes payable reducing the February 1, 2008 installment to $445,000 from the original $500,000. In July 2007, DATATRAK settled its litigation related to Datasci’s patent infringement claim with no liability against the Company. Of the $3,445,000 of ClickFind Notes outstanding at June 30, 2007, $2,291,000 is held by one of our executive officers who was the founder of ClickFind. Of the remaining $1,154,000 of ClickFind Notes, $850,000 is held by other current employees of DATATRAK.
     We intend to continue to fund the maintenance and testing of the DATATRAK EDC® software, as well as invest in the development, enhancement and testing of DATATRAK eClinical(TM). In 2007, we expect revenue from our largest customer to significantly decrease. We expect to have negative cash flow from operations during 2007 as we transition from dependence on a major customer to a broader customer base with the expansion of our eClinical product offering. We also expect to record a net loss in 2007. We anticipate cash expenditures for property and equipment of approximately $875,000 during 2007, for the continued commercialization, enhancement and maintenance of our two clinical trial product offerings as well as improvements to our internal operating systems. We anticipate financing approximately 50% of the $875,000 of property and equipment. A portion of the anticipated property and equipment expenditures are dependent on our growth, and are therefore discretionary in nature.
     We record our research and development expenditures as part of SG&A expenses. Our research and development expenditures will be for the maintenance and testing of our DATATRAK EDC® software and the development, enhancement and testing of our DATATRAK eClinical(TM) software products. For the six months ended June 30, 2007, we expensed approximately $1,330,000 for research and development. During 2007, we anticipate that our research and development expenditures will increase by approximately $200,000 to $400,000 compared to the full year 2006 amount of $2,310,000.
     We expect to fund our working capital requirements from existing cash and cash equivalents, maturities of short-term investments, cash flow from operations, equipment financing, borrowings against our line of credit and the net proceeds from our March 2007 private placement of approximately $8,648,000. We believe that, with the net proceeds from our March 2007 private placement, our cash and cash equivalents, maturities of short-term investments, equipment financing and cash flow from operations will be sufficient to meet our short-term working capital and capital expenditure requirements for the next 12 months. However, we may need to raise additional funds to offset delays or cancellations of contracts, respond to competitive pressures, acquire complementary technology or take advantage of unanticipated opportunities. If existing sales trends continue, we may need to raise additional funds in order to meet our longer-term capital requirements including our $3 million February 1, 2009 payment obligation under the ClickFind Notes. If we are unable to generate sufficient cash flow to service our ClickFind Notes obligations, we may need to refinance or restructure our debt, reduce or delay capital investments, or seek to raise additional capital. We may raise additional funds by selling debt or equity securities, by entering into strategic relationships or through other arrangements. Additional capital may not be available on acceptable terms, if at all. To the extent that additional equity capital is raised, it could have a dilutive effect on our existing shareholders.

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
     Interest Rate Risk
     DATATRAK has fixed income investments consisting of cash equivalents and short-term investments, and short and long-term notes payable which may be affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents and short-term investments with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Investments are reported at amortized cost, which approximates fair value. A 1.0 percentage point change in interest rates during the six months ended June 30, 2007, would have resulted in a $40,000 change in DATATRAK’s interest income during the period.
     The Company’s notes payable to certain former shareholders of ClickFind bear interest at prime plus 1%, and interest is paid quarterly. A 1.0 percentage point change in the prime rate during the six months ended June 30, 2007, would have resulted in a $19,000 change in DATATRAK’s interest expense during the period.

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
     DATATRAK’s financial position and results of operations are impacted by translation adjustments caused by the conversion of foreign currency accounts and operating results into U.S. dollars for financial reporting purposes. A 1.0% fluctuation in the exchange rate between the U.S. dollar and the euro at June 30, 2007, would have resulted in a $7,000 change in the foreign currency translation amount recorded on the Company’s balance sheet, due to foreign currency translations. A 1.0% fluctuation in the average exchange rate between the U.S. dollar and the euro for the six months ended June 30, 2007, would have resulted in a $23,000 change in the Company’s net loss for the six months ended June 30, 2007, due to foreign currency transactions. During the six months ended June 30, 2007, the average exchange rate between the euro and the U.S. dollar increased by approximately 8.0% compared to the six months ended June 30, 2006. The conversion of the Company’s foreign operations into U.S. dollars upon consolidation resulted in a net loss that was approximately $173,000 more than would have been recorded had the exchange rate between the euro and the U.S. dollar remained consistent with 2006 rates.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) as of the end of the period covered by this report. Based upon that evaluation the Company’s management, including the chief executive officer and chief financial officer, have concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Changes in Internal Controls
     There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     On July 17, 2006, Datasci, LLC (“Datasci”) filed a complaint against the Company, ClickFind, Inc. (“ClickFind”) and CF Merger Sub, Inc. (“Merger Sub”) (Civil Docket No. 8:06-cv-01820-MJG, United States District Court, District of Maryland) alleging infringement of United States Patent No. 6,496,827. As previously disclosed, on February 13, 2006, the Company acquired ClickFind pursuant to a merger agreement between the Company, ClickFind and Merger Sub, a wholly owned subsidiary of the Company. On July 31, 2007, the Company issued a press release announcing that it had settled its litigation related to Datasci’s Patent, and entered into a settlement agreement whereby Datasci agreed to dismiss its claims against the Company with prejudice. In addition, no payments will be required now or in the future in connection with DATATRAK EDC or DATATRAK eClinical in their current forms. In connection with this settlement, the Company also accepted a non-exclusive license from Datasci on a going-forward basis for DATATRAK products which may be released in the future which implement Datasci’s patent. However, the Company does not currently intend to use such license, and accordingly, the Company does not intend to pay any royalties thereunder to Datasci in connection with any of DATATRAK’s product offerings.
Item 1A. Risk Factors
     There are no material changes to the Risk Factors described under the title “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the Annual Meeting of Shareholders held on June 14, 2007, the Company’s shareholders voted to elect Laurence P. Birch, Timothy G. Biro, Jerome H. Kaiser and Robert M. Stote each to an additional two-year term as a director of the Company.
The following is a summary of the voting:

Votes	Laurence P. Birch	Timothy G. Biro	Jerome H. Kaiser	Robert M. Stote
For	10,958,835	10,984,642	11,014,127	11,014,142
Withheld	231,930	206,123	176,638	176,623
Item 5. Other Information
     None.
Item 6. Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATATRAK International, Inc.
Registrant

Date: August 9, 2007	/s/ Jeffrey A. Green
Jeffrey A. Green,
President and Chief Executive Officer and a Director (Principal Executive Officer)

Date: August 9, 2007	/s/ Terry C. Black
Terry C. Black
Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)