Form 10-Q
period 2007-09-30
DATATRAK INTERNATIONAL INC
filed 2007-11-09
CIK 886530

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007
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
The number of Common Shares, without par value, outstanding as of October 31, 2007 was 13,716,901.

Part I. Financial Information
Item 1 Financial Statements
DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Note A)
ASSETS
Current assets
Cash and cash equivalents	$1,692,064	$3,019,184
Short-term investments	6,985,156	1,996,393
Accounts receivable, net	1,478,417	2,226,317
Deferred tax assets	113,100	113,100
Prepaid expenses and other current assets	541,425	488,112

Total current assets	10,810,162	7,843,106
Property and equipment, net of accumulated depreciation and amortization	3,881,371	4,736,233
Other assets
Restricted cash	84,262	78,005
Deferred tax assets	1,120,300	1,745,700
Deposit	39,549	39,549
Goodwill	10,863,383	10,863,383
Other intangible assets, net of accumulated amortization	707,107	1,914,206

Total other assets	12,814,601	14,640,843

Total assets	$27,506,134	$27,220,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$659,735	$568,697
Current portion of long-term debt	665,908	733,548
Accrued expenses	1,991,463	1,419,065
Deferred revenue	842,560	988,175

Total current liabilities	4,159,666	3,709,485
Long-term liabilities
Long-term debt	3,316,949	3,811,903
Deferred tax liability	1,103,000	1,634,800

Total long-term liabilities	4,419,949	5,446,703
Shareholders’ equity
Serial preferred shares, without par value, 1,000,000 shares authorized, none issued	—	—
Common shares, without par value, authorized 25,000,000 shares; issued 17,016,901 shares as of September 30, 2007 and 14,862,473 shares as of December 31, 2006; outstanding 13,716,901 shares as of September 30, 2007 and 11,562,473 shares as of December 31, 2006	78,830,757	70,742,073
Treasury shares, 3,300,000 shares at cost	(20,188,308)	(20,188,308)
Common share warrants	1,835,108	700,176
Accumulated deficit	(41,282,945)	(32,915,699)
Foreign currency translation	(268,093)	(274,248)

Total shareholders’ equity	18,926,519	18,063,994

Total liabilities and shareholders’ equity	$27,506,134	$27,220,182

Note A:	The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$2,116,333	$4,374,360	$8,723,138	$13,704,673
Direct costs	1,061,088	1,327,173	3,617,858	3,877,047

Gross profit	1,055,245	3,047,187	5,105,280	9,827,626
Selling, general and administrative expenses	3,282,508	3,391,522	10,326,314	9,911,092
Severance expense	386,368	—	723,429	294,974
Depreciation and amortization	669,941	628,648	2,178,986	1,663,692
Impairment loss	213,209	—	213,209	—

Loss from operations	(3,496,781)	(972,983)	(8,336,658)	(2,042,132)
Interest income	128,623	50,047	350,328	181,416
Interest expense	(91,121)	(106,208)	(285,616)	(248,088)
Other expense	—	—	(1,700)	—

Loss before income taxes	(3,459,279)	(1,029,144)	(8,273,646)	(2,108,804)
Income tax expense	47,000	297,000	93,600	—

Net loss	$(3,506,279)	$(1,326,144)	$(8,367,246)	$(2,108,804)

Net loss per share:
Basic:
Net loss per share	$(0.26)	$(0.12)	$(0.64)	$(0.19)

Weighted-average shares outstanding	13,634,075	11,400,675	13,014,534	11,205,113

Diluted:
Net loss per share	$(0.26)	$(0.12)	$(0.64)	$(0.19)

Weighted-average shares outstanding	13,634,075	11,400,675	13,014,534	11,205,113

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities
Net loss	$(8,367,246)	$(2,108,804)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,178,986	1,663,692
Impairment loss	213,209	—
Stock-based compensation	302,004	444,373
Accretion of discount on investments	(264,206)	(84,347)
Loss from disposal of equipment	1,700	—
Changes in operating assets and liabilities:
Accounts receivable	747,900	(301,176)
Prepaid expenses and other current assets	(53,313)	296,377
Deferred taxes, net	93,600	—
Accounts payable and accrued expenses	659,241	470,887
Deferred revenue	(145,615)	(252,104)

Net cash (used in) provided by operating activities	(4,633,740)	128,898
Investing activities
Acquisition of business, less cash acquired	—	(4,668,926)
Purchases of property and equipment	(68,803)	(483,276)
Maturities of short-term investments	26,750,000	6,319,116
Purchases of short-term investments	(31,474,557)	(3,288,664)

Net cash used in investing activities	(4,793,360)	(2,121,750)
Financing activities
Proceeds from exercise of stock options and warrants	273,760	167,094
Gross excess tax benefits from share-based awards	—	8,000
Proceeds from issuance of common shares	8,647,852	—
Payments of long-term debt	(807,411)	(215,614)

Net cash provided by (used in) financing activities	8,114,201	(40,520)

Effect of exchange rate changes on cash	(14,221)	(103,595)

Decrease in cash and cash equivalents	(1,327,120)	(2,136,967)
Cash and cash equivalents at beginning of period	3,019,184	4,407,431

Cash and cash equivalents at end of period	$1,692,064	$2,270,464

Unpaid acquisition costs	$—	$52,448

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of DATATRAK International, Inc. and subsidiaries (“DATATRAK” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2006.
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
     Based on the common share valuation of $7.66 per share, the total recorded acquisition cost, including acquisition related expenses of $796,000, was $16,619,000. The cash portion of the purchase price, less cash acquired of $87,000, was approximately $4,669,000. The remainder of the purchase price consisted of $4,000,000 in notes payable and the issuance of approximately $7,863,000 in common shares (1,026,522 common shares), both of which are excluded from the Company’s 2006 condensed consolidated statement of cash flows. The notes payable bear interest at prime plus 1% and have remaining principal payments of $425,000 due February 1, 2008 and $3,000,000 due February 1, 2009.
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
     As a result of seven consecutive quarterly operating losses, and forecasted continuing operating losses based on current sales trends, the Company determined that impairment indicators existed as of September 30, 2007. The Company conducted interim impairment testing of its goodwill and finite-lived tangible and intangible assets and determined that some impairment had occurred to its non-compete agreements. As a result, the Company recorded an impairment charge of $213,000 against the non-compete agreements for the three months ended September 30, 2007. Subsequent to the impairment charge, the carrying value of the Company’s non-compete agreements will be $316,000. The Company used an Income Approach based on a scenario-based analysis of incremental cash flows for determining the fair value of the non-compete agreements. The $213,000 impairment charge is included in the Income Statement under the caption “Impairment loss”.
     The operating results of ClickFind have been included in the Company’s consolidated results of operations for all periods subsequent to February 13, 2006. Unaudited pro forma operating results for the nine months ended September 30, 2006, as though the Company had acquired ClickFind at the beginning of 2006, are set forth below. The unaudited pro forma operating results are not necessarily indicative of what would have occurred had the transaction taken place on January 1, 2006.

Nine Months Ended
September 30, 2006
Pro forma revenue	$13,913,071
Pro forma net loss	$(2,386,468)
Pro forma basic loss per share	$(0.21)
Pro forma diluted loss per share	$(0.21)
3. Change in Accounting Estimate
     During the first nine months of 2007, the Company recorded $316,000 of additional amortization expense related to its contract and customer relationships intangible asset. The change in estimate was made as the Company’s revenues from contracts acquired during the ClickFind acquisition greatly exceeded the Company’s estimates during the first twelve months after acquisition; however, revenues are now expected to stabilize or decline during the remaining life of each contract.
4. Net Loss per Share
     The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss used in the calculation of basic and diluted earnings per share	$(3,506,279)	$(1,326,144)	$(8,367,246)	$(2,108,804)

Denominator for basic net loss per share — weighted-average common shares outstanding	13,634,075	11,400,675	13,014,534	11,205,113
Effect of dilutive common share options and warrants	—	—	—	—

Denominator for diluted net loss per share	13,634,075	11,400,675	13,014,534	11,205,113

Basic net loss per share	$(0.26)	$(0.12)	$(0.64)	$(0.19)

Diluted net loss per share	$(0.26)	$(0.12)	$(0.64)	$(0.19)

Weighted-average common share options and warrants excluded from the computation of diluted net loss per share because they would have an anti-dilutive effect	1,702,709	1,723,437	1,688,347	1,751,664

5. Comprehensive Loss
     The following table sets forth the comprehensive loss of the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(3,506,279)	$(1,326,144)	$(8,367,246)	$(2,108,804)
Foreign currency translation	39,653	(88,282)	6,155	(86,040)

Comprehensive loss	$(3,466,626)	$(1,414,426)	$(8,361,091)	$(2,194,844)

6. Shareholders’ Equity
     In March of 2007, the Company completed a private placement financing with a group of institutional investors. In connection with this financing, the Company sold 1,986,322 common shares at a price of $4.75 per share. The terms of the financing included the issuance of five-year warrants to purchase a total of 297,948 common shares at $6.00 per share to investors in the private placement, and the issuance of five-year warrants to purchase a total of 29,795 common shares at $6.00 per share to the placement agents who assisted the Company in the private placement. The net proceeds from the sale of the common shares were approximately $8,648,000 (after deducting offering related expenses). The proceeds were allocated between common shares and common share warrants based on their relative fair values. All the warrants are outstanding as of September 30, 2007.
     In connection with this financing, we granted registration rights for the purchased common shares and the common shares issuable upon exercise of the warrants. The registration rights agreement specifies filing and “effectiveness” deadlines and require the Company to, except under certain limited circumstances, keep the registration statement effective until certain threshold dates. The agreement also requires the Company to maintain (e.g. maintenance requirement) sufficient number of common shares to satisfy all the warrants if they were exercised now or in the future. DATATRAK has sufficient authorized, unregistered common shares to permit exercise of the warrants. Accordingly, the Company classified the warrants as equity instruments. On April 13, 2007, the Company filed its S-3 registration statement to register sufficient common shares to cover the purchased common shares and the common shares issuable upon exercise of the warrants issued as part of the private placement financing. The registration statement was declared effective on May 14, 2007 by the Securities and Exchange Commission.
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
     There are 484,822 warrants outstanding at September 30, 2007 which have original terms of 3 to 5 years and exercise prices ranging from $3.20 to $9.60 per share. During the nine months ended September 30, 2007, the holders of 99,783 common share options, at a weighted average exercise price of $2.74, exercised the options and purchased 99,783 shares. Of the 484,822 warrants, 141,399 are scheduled to expire on December 23, 2007. All 141,399 warrants have an exercise price of $9.60 per share.
7. Operating Leases
     The Company leases certain office equipment and space. Future minimum lease payments for the Company under non-cancelable operating leases as of September 30, 2007 are as follows:

Twelve Months ended September 30,	Amount
2008	$960,000
2009	831,000
2010	630,000
2011	622,000
2012	601,000
Subsequent to September 30, 2012	73,000
$3,717,000

8. Income Taxes
     Income tax expense consists of the following:

	Nine Months Ended Sept. 30,
	2007	2006
Deferred – foreign	$94,000	$—
     A reconciliation of income tax expense at the U.S. federal statutory rate to the effective income tax rate is as follows:

	Nine Months Ended Sept. 30,
	2007	2006
Income tax benefit at the United States statutory rate	$(2,813,000)	$(715,000)
Increase in valuation allowance	2,016,000	615,000
Foreign tax rate change	806,000	—
State and local taxes	7,000	—
Foreign taxes	7,000	—
Non-deductible permanent differences	71,000	100,000

	$94,000	$—

     For the nine months ended September 30, 2007, the Company’s pre-tax loss was $8,274,000. Due to uncertainty regarding the realization of the deferred tax assets resulting from this loss, DATATRAK provided for a full valuation allowance against these deferred tax assets, except for a portion of the foreign deferred tax asset that remains unreserved. The deferred tax provision in 2007 resulted from the use of foreign net operating losses to reduce foreign taxable income. As of September 30, 2006, the Company fully reserved its foreign deferred tax asset and thus no provision was recorded for the nine months ended September 30, 2006.
     In August 2007, Germany passed a tax reform bill that lowered the Company’s foreign corporate tax rate from 38% to 30%. As a result of this tax rate change, the Company recorded a $30,000 reduction in its unreserved foreign net deferred tax asset. In addition, the Company reduced its foreign deferred tax asset and corresponding valuation reserve by $776,000.
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
9. Long-term Debt
     Long-term debt at September 30, 2007 and December 31, 2006 is summarized below:

	September 30,	December 31,
	2007	2006
Insurance note payable	$—	$74,000
Notes payable — ClickFind (the “ClickFind Notes”)	3,425,000	4,000,000
Financing agreement with Oracle Credit Corporation (the “Oracle Agreement”)	167,000	234,000
Capital lease agreements with Dell Financial Services (the “Dell Agreements”)	391,000	238,000

	3,983,000	4,546,000
Less current maturities	666,000	734,000

	$3,317,000	$3,812,000

     The ClickFind Notes are held by certain former shareholders of ClickFind. They bear interest at prime plus 1% and remaining principal payments are due in installments of $425,000 and $3,000,000 on February 1, 2008 and 2009, respectively. Of the $3,425,000, $2,269,000 is held by an executive officer of the Company who was the founder of ClickFind. Of the remaining $1,156,000 of ClickFind Notes, $851,000 is held by other current employees of the Company.
     The Oracle Agreement is for the purchase of certain computer equipment. The terms of the financing agreement require DATATRAK to make 36 monthly payments of $9,000, including accrued interest, beginning in July 2006 through June 2009.

     The Dell Agreements are for the purchase of certain computer equipment. The terms of the lease agreements require DATATRAK to make monthly payments, currently totaling $16,000, for the 36 month term of each lease.
     The Oracle Agreement and the Dell Agreement transactions totaling $249,000 and $492,000 for the nine months ended September 30, 2007 and 2006, respectively, are excluded from the Company’s condensed consolidated statement of cash flows.
     In connection with the Datasci claim, an arrangement was entered into with certain former ClickFind shareholders for sharing of the expenses associated with that litigation. Under that arrangement, a certain portion of principal payments due under the notes would be used to offset a certain portion of the expenses related to the litigation. Of the $500,000 payment due on February 1, 2007, $79,000 was held by the Company to satisfy these expenses. As of September 30, 2007, an additional $75,000 has been recorded as a reduction to the notes payable reducing the February 1, 2008 installment to $425,000 from the original $500,000 payment due. In July 2007, DATATRAK settled its litigation related to Datasci’s patent infringement claim with no liability against the Company.

10. Employee Terminations
     During the nine months ended September 30, 2007, the Company recorded a charge of $723,000 for severance benefits and stay bonuses due to terminated employees. As of September 30, 2007, $128,000 of these costs had been paid. Another $239,000 of these severance benefits will be paid out prior to December 31, 2007 with the remainder paid subsequent to 2007.
     Also during the nine months ended September 30, 2007, the Company recorded an estimated reserve for anticipated future forfeitures of stock-based compensation awards of $52,000. This reserve and corresponding reduction in stock compensation expense was estimated in part based on the current trend of terminated employees.
     The Company accounts for termination benefits in accordance with SFAS No. 146, “ Accounting for the Cost of Exit or Disposal Activities” which requires that termination benefit expenses be recorded ratably over the period during which employees must provide future services in order to obtain the benefit.
11. Restricted Cash
     The Company’s wholly owned subsidiary, DATATRAK GmbH, is required to provide a bank guarantee to the lessor of its office space equal to three months of rent. The terms of the bank guarantee require DATATRAK GmbH to maintain a restricted cash balance of 59,000 euros with the bank. The U.S. dollar equivalent of this amount was $84,000 at September 30, 2007 and $78,000 at December 31, 2006. The higher balance at September 30, 2007 compared to December 31, 2006 is due solely to currency fluctuation.
12. Software Development Costs
     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Such costs are amortized over the lesser of three years or the economic life of the related product. The net carrying value for capitalized software development costs was $2,658,000 and $3,119,000 as of September 30, 2007 and December 31, 2006, respectively. The Company performs a review of the recoverability of such capitalized software costs when impairment indicators arise. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any impairment amounts are expensed.
     As a result of seven consecutive quarterly losses, and forecasted continuing operating losses based on current sales trends, the Company determined that impairment indicators existed as of September 30, 2007. The Company conducted interim impairment testing of the software acquired in the ClickFind acquisition, now known as DATATRAK eClinical™, and determined that no impairment occurred.
     Research and development expenses included in selling, general and administrative expenses were $1,939,000 and $1,774,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information set forth and discussed below for the three and nine month periods ended September 30, 2007 is derived from, and should be read in conjunction with, the condensed consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the fourth quarter or for the entire year.
General
     DATATRAK is a provider of software and other related services, commonly referred to as an application service provider, or ASP. DATATRAK’s customers use the software known as DATATRAK EDC(R) and DATATRAK eClinical(TM) to collect and transmit clinical trial data, commonly referred to as electronic data capture, or EDC. The Company’s services assist companies in the clinical pharmaceutical, biotechnology, contract research organization and medical device industries, in accelerating the completion of clinical trials. Approximately 32% of the Company’s total assets, or $8,677,000, is held in cash, cash equivalents and short-term investments, and goodwill accounts for approximately 40%, or $10,863,000, of the Company’s total assets. The Company is continuing to enhance and commercialize its business and software, and anticipates that its operating results may fluctuate significantly from period to period. There can be no assurance of the Company’s long-term future prospects.
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
     The cash portion of the purchase price, less cash acquired of $87,000, was approximately $4,669,000. The remainder of the purchase price consisted of $4,000,000 in notes payable and the issuance of approximately $7,863,000 in common shares (1,026,522 common shares), both of which are excluded from the Company’s 2006 condensed consolidated statement of cash flows. The notes payable have a current outstanding balance of $3,425,000 and bear interest at prime plus 1%. Remaining principal payments are due in installments of $425,000 and $3,000,000 on February 1, 2008 and 2009, respectively.
     In connection with the Datasci claim, an arrangement was entered into with certain former ClickFind shareholders for sharing of the expenses associated with that litigation. Under that arrangement, a certain portion of principal payments due under the notes would be used to offset a certain portion of the expenses related to the litigation. Of the $500,000 payment due on February 1, 2007, $79,000 was held by the Company to satisfy these expenses. The Company was permitted to withhold additional portions of future principal payments to cover further costs associated with this claim. As of September 30, 2007, an additional $75,000 has been recorded as a reduction to the notes payable reducing the February 1, 2008 installment to $425,000 from the original $500,000 payment due. In July 2007, DATATRAK settled its litigation related to Datasci’s patent infringement claim with no liability against the Company.
     DATATRAK recognizes revenue in accordance with Staff Accounting Bulletin 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product or service has occurred; the fee is fixed or determinable; and collectibility is probable. DATATRAK’s contracts provide a fixed price for each element to be delivered, and revenue is recognized as these multiple-elements are delivered. The Company determines the price of items included in multiple-element arrangements using objective, reliable evidence of fair value. This evidence is based on the vendor-specific per element price the Company would sell an item for on a standalone basis or other methods allowable under EITF No. 00-21. DATATRAK recognizes revenue based on the performance or delivery of the following specified services or components of its contracts in the manner described below:
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
     Backlog consists of anticipated revenue from authorization letters to commence services and signed contracts yet to be completed. Potential contracts or authorization letters that have passed the verbal stage, but have not yet been signed, are excluded from backlog. At September 30, 2007, DATATRAK’s backlog was $10,716,000. DATATRAK’s contracts can be cancelled or delayed at anytime and, therefore, the Company’s backlog, at any point in time, is not an accurate predictor of future levels of revenue. As a result of DATATRAK’s transactional and service-based business model combined with the dynamic nature of the clinical trials market where changes in scope are common, backlog has historically not been an accurate predictor of short-term revenue.
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
Results of Operations
     Three months ended September 30, 2007 compared with three months ended September 30, 2006
     Revenue for the three months ended September 30, 2007 decreased $2,258,000, or 52%, to $2,116,000, as compared to $4,374,000 for the three months ended September 30, 2006. During the third quarter of 2007, DATATRAK recorded revenue related to 93 contracts compared to 123 contracts during the three months ended September 30, 2006. For the three months ended September 30, 2007, $1,481,000 of revenue was the result of contracts that were in backlog at December 31, 2006, $513,000 was the result of new business signed since January 1, 2007, and $122,000 was the result of contracts acquired from ClickFind. For the third quarter of 2006, $3,128,000 of revenue was generated from contracts that were in backlog at December 31, 2005, $757,000 of revenue was the result of new business signed since January 1, 2006, and $489,000 was the result of contracts acquired from ClickFind. The reduction in revenue for the three months ended September 30, 2007 compared to the same prior year three month period was primarily the result of a significant decrease attributable to one client, Otsuka Research Institute, which accounted for 6% of our total revenue in the third quarter of 2007 compared to 40% of total revenue in the third quarter of 2006. Of the overall $2,258,000 decrease in revenue, the decrease in Otsuka revenue accounted for approximately $1,649,000 of the reduction, or 73%. For the remainder of 2007 we expect revenue from Otsuka Research Institute to be significantly lower, as a percent of our total revenue, compared to 2006. To date, DATATRAK has been unable to generate sufficient new sales to offset the decline in revenue from the Otsuka projects. We continue our efforts to enhance our sales and marketing organization and have experienced significant turnover in our sales team. Four of the Company’s current 10 person sales and marketing staff were hired during the third quarter of 2007 to aggressively pursue sales growth in future periods. In addition, the Company replaced its Vice President of Marketing and Sales in June of this year and added a Director of Marketing in the third quarter of 2007. Further, we have experienced significant trial delays from certain clients during the third quarter. As a result, approximately 21% of our June 30, 2007 backlog produced no revenue during the three months ended September 30, 2007 compared to 4% of our June 30, 2006 backlog not producing revenue in the third quarter of 2006.
     Direct costs of revenue, mainly personnel costs, were $1,061,000 and $1,327,000 during the three months ended September 30, 2007 and 2006, respectively. The net decrease of $266,000, or 20%, was mainly a result of fewer employees and lower license fees. DATATRAK’s gross margin decreased to 50% for the three months ended September 30, 2007 compared to 70% for the three months ended September 30, 2006 primarily as a result of the 52% decrease in revenue.

     Selling, general and administrative expenses (“SG&A”) include all administrative personnel costs, business and software development costs, and all other expenses not directly chargeable to a specific contract. SG&A expenses decreased by $109,000, or 3%, to $3,283,000 from $3,392,000 for the three months ended September 30, 2007 and 2006, respectively. Legal costs decreased $170,000 in the third quarter of 2007 largely as the result of the absence of the Datasci patent litigation expense in this quarter compared to $140,000 incurred in the third quarter of 2006. Staff and other payroll costs increased $113,000 in the third quarter of 2007 compared to the same time period in 2006. The net increase in personnel costs, in part, was caused by additional investment in sales personnel. Also, a portion of the additional personnel costs were necessary to bring certain development functions in-house and to allow for the discontinuation of outsourced research and development. The discontinuation of outsourced research and development resulted in a cost savings of $118,000 in the third quarter of 2007 compared to the same period of the prior year.
     During the three months ended September 30, 2007, the Company recorded an impairment charge of $213,000 against its non-compete agreements acquired from ClickFind. As a result of seven consecutive quarterly operating losses, and forecasted continuing operating losses based on current sales trends, the Company determined that impairment indicators existed as of September 30, 2007.  The Company conducted interim impairment testing of its goodwill and finite-lived tangible and intangible assets and determined that some impairment had occurred. No impairment charge was incurred during the same time period of the prior year.
     During the three months ended September 30, 2007, DATATRAK recorded a charge of $386,000 for severance benefits, including $54,000 related to stay bonuses, due to terminated employees. The net reduction of 11 employees in the third quarter of 2007 is expected to decrease annual direct costs by approximately $280,000 and annual SG&A expenses by approximately $520,000. During the three months ended September 30, 2006, there were no charges for severance benefits.
     Depreciation and amortization expense increased $41,000, or 7%, primarily as a result of accelerated amortization of the contract and customer relationship intangible asset acquired from ClickFind. Depreciation and amortization expense was $670,000 for the three months ended September 30, 2007 compared to $629,000 for the three months ended September 30, 2006.
     Interest income increased by $79,000, to $129,000, in the third quarter of 2007 from $50,000 in the third quarter of 2006 due to the third quarter 2007 investment balances being larger than those in the third quarter of 2006.
     Interest expense decreased by $15,000 to $91,000, in the third quarter of 2007 from $106,000 in the third quarter of 2006 primarily from a reduction in the ClickFind Notes outstanding principal balance.
     Nine months ended September 30, 2007 compared with nine months ended September 30, 2006
     Revenue for the nine months ended September 30, 2007 decreased $4,982,000, or 36%, to $8,723,000, as compared to $13,705,000 for the nine months ended September 30, 2006. During the first nine months of 2007, DATATRAK recorded revenue related to 140 contracts compared to 134 contracts during the nine months ended September 30, 2006. For the nine months ended September 30, 2007, $7,031,000 of revenue was the result of contracts that were in backlog at December 31, 2006, $1,146,000 was the result of new business signed since January 1, 2007, and $546,000 was the result of contracts acquired from ClickFind. For the first nine months of 2006, $10,883,000 of revenue was generated from contracts that were in backlog at December 31, 2005, $1,659,000 of revenue was the result of new business signed since January 1, 2006, and $1,163,000 was the result of contracts acquired from ClickFind. The reduction in revenue for the nine months ended September 30, 2007 compared to the same prior year nine month period was primarily the result of a significant decrease attributable to one client, Otsuka Research Institute, which accounted for 17% of our total revenue in the first nine months of 2007 compared to 46% of total revenue in the first nine months of 2006. Of the overall $4,982,000 decrease in revenue, the decrease in Otsuka revenue accounted for approximately $4,764,000 of the reduction, or 96%. For the remainder of 2007, we expect revenue from Otsuka Research Institute to be significantly lower, as a percent of our total revenue, compared to 2006. To date, DATATRAK has been unable to generate sufficient new sales to offset the decline in revenue from the Otsuka projects. We continue our efforts to enhance our sales and marketing organization and have experienced significant turnover in our sales team. Four of the Company’s current 10 person sales and marketing staff were hired during the third quarter of 2007. In addition, the Company replaced its Vice President of Marketing and Sales in June of this year and added a Director of Marketing in the third quarter of 2007 to aggressively pursue sales growth in future periods.
     Direct costs of revenue, mainly personnel costs, were $3,618,000 and $3,877,000 during the nine months ended September 30, 2007 and 2006, respectively. The net decrease of $259,000, or 7%, was mainly a result of fewer employees and lower license fees. DATATRAK’s gross margin decreased to 59% for the nine months ended September 30, 2007 compared to 72% for the nine months ended September 30, 2006 primarily as a result of the 36% decrease in revenue.

     SG&A expenses increased by $415,000, or 4%, to $10,326,000 from $9,911,000 for the nine months ended September 30, 2007 and 2006, respectively. Staff and other payroll cost increased $705,000. The net increase in personnel costs, in part, was caused by additional investment in sales personnel. Also, a portion of the additional personnel costs were necessary to bring certain development functions in-house and to allow for the discontinuation of outsourced research and development. The discontinuation of outsourced research and development resulted in a cost savings of $508,000 in the first nine months of 2007 compared to the same period of the prior year. The current year increase also reflects a full nine months of expense for employees who joined DATATRAK as part of the ClickFind acquisition compared to only seven-and-a-half months in 2006 (February 13, 2006 acquisition date). The impact of the additional sales and development personnel was partially offset by the savings resulting from the June 2006 and June 2007 staff reductions.
     During the nine months ended September 30, 2007, the Company recorded an impairment charge of $213,000 against its non-compete agreements acquired from ClickFind. As a result of seven consecutive quarterly operating losses, and forecasted continuing operating losses based on current sales trends, the Company determined that impairment indicators existed as of September 30, 2007.  The Company conducted interim impairment testing of its goodwill and finite-lived tangible and intangible assets and determined that some impairment had occurred. No impairment charge was incurred during the same time period of the prior year.
     During the nine months ended September 30, 2007, DATATRAK recorded a charge of $723,000 for severance benefits, including $54,000 related to stay bonuses, due to terminated employees. The net reduction of 28 employees in the first nine months of 2007 is expected to decrease annual direct costs by approximately $795,000 and annual SG&A expenses by approximately $1,395,000. During the nine months ended September 30, 2006, DATATRAK recorded a charge of $295,000 for severance benefits due to terminated employees.
     Depreciation and amortization expense increased $515,000, or 31%, primarily as a result of the software and intangible assets acquired in the ClickFind acquisition in February 2006 and the additional amortization recorded in the second and third quarters of 2007 due to a change in accounting estimate. Depreciation and amortization expense was $2,179,000 for the nine months ended September 30, 2007 and $1,664,000 for the nine months ended September 30, 2006. Depreciation and amortization expense on the software and intangible assets acquired in the ClickFind acquisition was $1,351,000 in the first nine months of 2007 compared to $887,000 in the same time period of 2006, a $464,000 increase. The increase was primarily due to additional amortization recorded from a change in accounting estimate related to the contract and customer relationships intangible asset related to the ClickFind acquisition. In addition, amortization was recorded for the full nine month period in 2007 compared to only seven-and-a-half months in the first nine months of 2006 (February 13, 2006 acquisition date). Hardware purchases since July 2006 contributed to the increase as well.
     Interest income increased by $169,000, to $350,000 in the first nine months of 2007 from $181,000 in the first nine months of 2006 due to the investment balances for the first nine months of 2007 being larger than those in the same period for 2006.
     Interest expense increased by $38,000 to $286,000 in the first nine months of 2007 compared to $248,000 in the same time period of 2006 primarily as a result of the ClickFind Notes being outstanding for the entire nine months of 2007 compared to only seven-and-a-half months in the comparable 2006 period.
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

     Contracts with our customers usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received monthly as work on the contract progresses. We record all amounts received as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. We typically receive a low volume of large-dollar receipts and our accounts receivable will fluctuate due to the timing and size of cash receipts. Our contracting and collection practices are designed to encourage customer payment of accounts receivable balances between one to three months from invoice date. Any increase in our “days sales outstanding” is an indicator that our cash flow from operations and our working capital has been negatively impacted. At September 30, 2007, our “days sales outstanding” was 63 days compared to 51 days at December 31, 2006. The increase in days sales outstanding was caused in part by the delayed collection of one significant receivable. Subsequent to September 30, 2007, but prior to this filing, this significant receivable of approximately $120,000 was collected. If the $120,000 would have been received on September 30, 2007, the days sales outstanding as of September 30, 2007, would have been 58 days. Accounts receivable (net of allowance for doubtful accounts) was $1,478,000 at September 30, 2007 and $2,226,000 at December 31, 2006. Deferred revenue was $843,000 at September 30, 2007 compared to $988,000 at December 31, 2006.
     Cash and cash equivalents decreased $1,327,000 during the nine months ended September 30, 2007. This was the net result of $4,634,000 used in operating activities, $4,793,000 used in investing activities and $8,114,000 provided by financing activities. Foreign currency fluctuations caused a $14,000 decrease in cash and cash equivalents. Cash used in operating activities was mainly the net result of our net loss of $8,367,000 offset primarily by non-cash depreciation and amortization of $2,179,000, non-cash impairment loss of $213,000, non-cash stock-based compensation of $302,000 and a change of $1,302,000 in operating assets and liabilities. Investing activities included $69,000 used to purchase property and equipment, and net purchases of short-term investments totaling $4,724,000 (primarily the remaining net proceeds from our March 19, 2007 private placement). In addition to the $69,000 used to purchase property and equipment we entered into lease agreements during the first nine months of 2007 to purchase $249,000 of property and equipment which is excluded from the Company’s consolidated statement of cash flows. Financing activities primarily consist of net proceeds of $8,648,000 from the March 19, 2007 private placement, offset by debt repayments of $575,000 for the ClickFind Notes, $74,000 repayment of an insurance note and $158,000 for the repayment of capital equipment lease and financing agreements.
     At September 30, 2007, we had working capital of $6,650,000, and our cash, cash equivalents and short-term investments totaled $8,677,000. Our working capital increased by $2,516,000 since December 31, 2006.
     We are party to a lease agreement that requires us to maintain a restricted cash balance. Our restricted cash balance was $84,000 at September 30, 2007.
     We have established a line of credit with a bank. The line allows us to borrow up to a certain percentage of our investments, as determined by the type of investment, held at the bank. The line of credit bears interest at rates based on the prime rate, and is payable on demand. We had no amounts outstanding against the line of credit at September 30, 2007.
     At December 31, 2006, we had a note payable of $74,000 due to Westfield Bank. The final payment on this note of $75,000, including accrued interest, was made in January 2007. At September 30, 2007, we had a note payable in the amount of $167,000 to Oracle Credit Corporation, payable in monthly payments of $9,000, including accrued interest through June 2009. Additionally, at September 30, 2007, we had various capital lease agreements in the amount of $391,000 with Dell Financial Services, payable in 36 monthly installments currently totaling approximately $16,000, including accrued interest.
     The terms of our acquisition of ClickFind required us to pay approximately $4,000,000 of cash to the former shareholders of ClickFind in February 2006. We also issued notes payable to the former shareholders of ClickFind in the amount of $4,000,000. The notes payable have a current outstanding balance of $3,425,000 and bear interest at prime plus 1%.

     In connection with the Datasci claim, an arrangement was entered into with certain former ClickFind shareholders for sharing of the expenses associated with that litigation. Under that arrangement, a certain portion of principal payments due under the notes would be used to offset a certain portion of the expenses related to the litigation. Of the $500,000 payment due on February 1, 2007, $79,000 was held by the Company to satisfy these expenses. The Company was permitted to withhold additional portions of future principal payments to cover further costs associated with this claim. As of September 30, 2007, an additional $75,000 has been recorded as a reduction to the notes payable reducing the February 1, 2008 installment to $425,000 from the original $500,000 payment due. In July 2007, DATATRAK settled its litigation related to Datasci’s patent infringement claim with no liability against the Company. Of the $3,425,000 of ClickFind Notes outstanding at September 30, 2007, $2,269,000 is held by one of our executive officers who was the founder of ClickFind. Of the remaining $1,156,000 of ClickFind Notes, $851,000 is held by other current employees of DATATRAK.
     We intend to continue to fund the maintenance and testing of the DATATRAK EDC® software, as well as invest in the development, enhancement and testing of DATATRAK eClinical(TM). In 2007, revenue from one major customer has significantly decreased from the prior year. We expect to have negative cash flow from operations during 2007 and 2008 as we transition from dependence on a major customer to a broader customer base with the expansion of our eClinical product offering. We also expect to record a net loss in 2007 and 2008. We anticipate cash expenditures for property and equipment of approximately $50,000 for the remainder of 2007, for the continued commercialization, enhancement and maintenance of our two clinical trial product offerings as well as improvements to our internal operating systems. We anticipate financing a portion of the $50,000 of property and equipment. We record our research and development expenditures as part of SG&A expenses. Our research and development expenditures will be for the maintenance and testing of our DATATRAK EDC® software and the development, enhancement and testing of our DATATRAK eClinical(TM) software products. For the nine months ended September 30, 2007, we expensed approximately $1,939,000 for research and development. During 2007, we anticipate that our research and development expenditures will increase by approximately $200,000 to $400,000 compared to the full year 2006 amount of $2,310,000.
     If existing sales trends continue over the next 12 months we may need to raise additional funds in order to meet our short-term working capital requirements. If existing sales trends continue for, and beyond, the next 12 months, we will need to raise additional funds to meet our longer-term working capital requirements including our $3,000,000 February 1, 2009 payment obligation under the ClickFind Note. At September 30, 2007, we had working capital of $6,650,000. Cash used by operating activities in the third quarter of 2007 was $2,361,000. We are planning significant cost reductions during the fourth quarter which we expect will yield an annual cost savings of approximately $2.1 million. On an ongoing basis, we will implement additional cash management alternatives whenever possible. In addition to the cost savings moves we will initiate efforts to restructure our debt. We may also need to raise additional funds to offset delays or cancellations of existing contracts. We may raise additional funds by selling debt or equity securities, by entering into strategic relationships or through other arrangements. Additional capital may not be available on acceptable terms, if at all. To the extent that additional equity capital is raised, it could have a dilutive effect on our existing shareholders.
Inflation
     To date, the Company believes the effects of inflation have not had a material adverse effect on its results of operations or financial condition.

Information About Forward-Looking Statements
     Certain statements made in this Form 10-Q, other SEC filings, written materials or orally by the Company or its representatives may constitute forward-looking statements that are based on management’s current beliefs, estimates and assumptions concerning the operations, future results and prospects of the Company and the clinical pharmaceutical research industry in general. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements related to future revenue, profits, expenses, cost reductions, cash management alternatives, restructuring our debt, raising additional funds, income and earnings per share or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In addition, words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to the safe harbors created in the Exchange Act. Factors that may cause actual results to differ materially from those in the forward-looking statements include the limited operating history on which the Company’s performance can be evaluated; the ability of the Company to continue to enhance its software products to meet customer and market needs; fluctuations in the Company’s quarterly results; the viability of the Company’s business strategy and its early stage of development; the timing of clinical trial sponsor decisions to conduct new clinical trials or cancel or delay ongoing trials; the Company’s dependence on major customers; government regulation associated with clinical trials and the approval of new drugs; the ability of the Company to compete in the emerging EDC market; losses that potentially could be incurred from breaches of contracts or loss of customer data; the inability to protect intellectual property rights or the infringement upon other’s intellectual property rights; the Company’s success in integrating ClickFind’s operations into its own operations and the costs associated with maintaining and/or developing two product suites; and general economic conditions such as the rate of employment, inflation, interest rates and the condition of capital markets. This list of factors is not all inclusive. In addition, the Company’s success depends on the outcome of various strategic initiatives it has undertaken, all of which are based on assumptions made by the Company concerning trends in the clinical research market and the health care industry. Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not undertake any obligation to update any statements whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates since it funds its operations through short-term investments, has issued variable rate debt and has business transactions in euros. A summary of the Company’s market risk exposures is presented below.
     Interest Rate Risk
     DATATRAK has fixed income investments consisting of cash equivalents and short-term investments, and short and long-term notes payable which may be affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents and short-term investments with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Investments are reported at amortized cost, which approximates fair value. A 1.0 percentage point change in interest rates during the nine months ended September 30, 2007, would have resulted in a $90,000 change in DATATRAK’s interest income during the period.
     The Company’s notes payable to certain former shareholders of ClickFind bear interest at prime plus 1%, and interest is paid quarterly. A 1.0 percentage point change in the prime rate during the nine months ended September 30, 2007, would have resulted in a $28,000 change in DATATRAK’s interest expense during the period.
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
     DATATRAK’s financial position and results of operations are impacted by translation adjustments caused by the conversion of foreign currency accounts and operating results into U.S. dollars for financial reporting purposes. A 1.0% fluctuation in the exchange rate between the U.S. dollar and the euro at September 30, 2007, would have resulted in a $5,000 change in the foreign currency translation amount recorded on the Company’s balance sheet. A 1.0% fluctuation in the average exchange rate between the U.S. dollar and the euro for the nine months ended September 30, 2007, would have resulted in a $32,000 change in the Company’s net loss for the nine months ended September 30, 2007, due to foreign currency transactions. During the nine months ended September 30, 2007, the average exchange rate between the euro and the U.S. dollar increased by approximately 8.0% compared to the nine months ended September 30, 2006. The conversion of the Company’s foreign operations into U.S. dollars upon consolidation resulted in a net loss that was approximately $259,000 more than would have been recorded had the exchange rate between the euro and the U.S. dollar remained consistent with 2006 rates.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) as of the end of the period covered by this report. Based upon that evaluation the Company’s management, including the chief executive officer and chief financial officer, have concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Item 1A. Risk Factors
     The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 have not materially changed or been modified, other than as set forth below:
We may need to raise additional funds to meet our working capital requirements, and there can be no assurance that we will be able to raise such additional funds.
     If existing sales trends continue for the next 12 months, we may need to raise additional funds in order to meet our short-term working capital requirements. If existing sales trends continue for, and beyond, the next 12 months, we will need to raise additional funds to meet our longer-term working capital requirements, including our $3,000,000 February 1, 2009 payment obligation under the ClickFind Note. The failure to obtain adequate additional funds would have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to obtain such additional financing or that, if available, such additional financing would not result in substantial dilution to our shareholders or otherwise be on terms disadvantageous to us.
We may lose future revenue if our major customers decrease their research and development expenditures, if we lose any of our major customers, or if our business with any of our major customers declines.
     Our primary customers are companies in the pharmaceutical industry. Our business is substantially dependent on the research and development expenditures of companies in that industry. The extent to which we rely on revenue from one customer varies from period to period, depending upon, among other things, our ability to generate new business and the timing and size of clinical trials. In light of our small revenue base, we are more dependent on major customers than many of the larger participants in the EDC industry.
     For example, one of our clients accounted for 46% of our total revenue in the first nine months of 2006, but only accounted for 17% of our total revenue for the corresponding period in 2007. The decrease in revenue from this one customer accounted for approximately 96% of the decrease in our total revenue for the first nine months of 2007.
Our operations could be materially and adversely affected by, among other things:
•	any economic downturn or consolidation in the pharmaceutical or biotechnology industries;

•	any decrease in these industries’ research and development expenditures;

•	changes in the regulatory environment in which we operate; or

•	any decline in business with any of our major customers.

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

DATATRAK International, Inc.

Registrant

Date: November 9, 2007	/s/ Jeffrey A. Green

Jeffrey A. Green,
President and Chief Executive Officer and a Director
(Principal Executive Officer)

Date: November 9, 2007	/s/ Raymond J. Merk

Raymond J. Merk
Vice President of Finance, Chief Financial Officer
(Principal Financial and Accounting Officer)