Form 10-K
period 2007-12-31
DATATRAK INTERNATIONAL INC
filed 2008-03-17
CIK 886530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-20699
DATATRAK International, Inc.
(Exact name of registrant as specified in its charter)

Ohio	34-1685364

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification no.)

6150 Parkland Boulevard, Mayfield Hts., Ohio	44124

(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (440) 443-0082
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Shares, without par value	The NASDAQ Stock Market LLC
Series A Junior Participating Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) the Act. Yes ☐   No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☑
     As of June 30, 2007, the aggregate market value of the 12,056,795 common shares then outstanding, which together constituted all of the voting shares of the registrant, held by non-affiliates was $55,220,121 (based upon the closing price of $4.58 per common share on the Nasdaq Capital Market on June 29, 2007). For purposes of this calculation, the registrant deems the common shares held by all of its Directors and executive officers to be the common shares held by affiliates. As of February 29, 2008, the registrant had 13,716,901 common shares issued and outstanding.
Documents Incorporated by Reference
     Portions of the registrant’s definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held in June 2008 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.
     Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2007.

i

PART I
ITEM 1. BUSINESS
General
     DATATRAK International, Inc. (“DATATRAK” or the “Company”) is a technology and services company focused on providing a platform of software applications to the global clinical trials industry. Our customers use our software to collect, review, transmit and store clinical trial data electronically. The existence of a multi-component suite of applications in this industry is commonly referred to as an eClinical offering. Our customers are companies in the clinical pharmaceutical, biotechnology, contract research organization (“CRO”), and medical device industries. Our services assist these companies in accelerating the completion of clinical trials more efficiently and safely by providing improved data quality and real time access to information on a global scale.
     We currently operate in one business segment as an Application Service Provider (“ASP”) providing electronic clinical trials technology often referred to as electronic data capture (“EDC”) to the clinical trials industry. Since we began our current operations in 1997, we have devoted the majority of our efforts to developing and improving our platform offerings and establishing the market presence necessary to compete in this evolving sector. DATATRAK’s mission is to provide clinical research data to sponsors of clinical trials faster and more efficiently than manual information-processing.
     At this time, the Company has two distinct software offerings. The first offering is a legacy-based point solution known as DATATRAK EDC®. This software product has provided electronic solutions for the global clinical trials industry since 1993. It was acquired by DATATRAK in January of 1998 from the German Division of Electronic Data Systems. This product served as the primary offering of the Company from 1998 through February 13, 2006. This legacy-based product will be providing electronic data collection services until ongoing and possibly some new clinical trials that it services come to completion.
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
     Based on the common share valuation of $7.66 per share, the total recorded acquisition cost including acquisition related expenses of $796,000 was $16,619,000. The cash portion of the purchase price, less cash acquired of $87,000 was approximately $4,669,000. The remainder of the purchase price consisted of $4,000,000 in notes payable and the issuance of approximately $7,863,000 in common shares (1,026,522 common shares). The acquired product suite is now known as DATATRAK eClinical(TM). This acquisition was made in order to appropriately react to market maturations that we believe are transitioning from point solution offerings to overall suites of capabilities encompassed in a broader information platform. The Company believed that their competitiveness in this market could be enhanced more quickly and cost effectively through an acquisition rather than internal development. This rationale was also supported by opportunity considerations in being able to take advantage of early transitions in this market as customers begin to select their platforms of choice for the next several years. As a result of the acquisition, we believe we have the most extensive software suite in the clinical trials industry.
     All clinical trials currently being performed with DATATRAK EDC® will continue through conclusion with that product suite. As such, we will provide two different architectures for the use of technology in clinical trials until the trials using the previous platform are completed. We will continue to support and provide, as needed, appropriate service packs for the maintenance of DATATRAK EDC®. However, no extensive, future development efforts are planned for DATATRAK EDC®, and following the conclusion of all clinical trials using DATATRAK EDC®, that product suite will be discontinued. DATATRAK will focus its future development efforts on the continuous enhancement of its core product platform the DATATRAK eClinical(TM) software suite.
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

     Our DATATRAK eClinical(TM) software suite provides the following capabilities: EDC, interactive voice response systems (“IVRS”) (via phone or internet), medical coding, web-based randomization, clinical trial management system (“CTMS”), clinical data management system (“CDMS”), drug inventory management, digitized electrocardiograms, image collection, viewing and storing capabilities and workgroup collaboration capabilities. In comparison to the legacy product, DATATRAK EDC®, several of these new capabilities will represent additional revenue opportunities for the Company as the DATATRAK eClinical(TM) product offering matures.
     Our software products have successfully supported hundreds of international clinical trials involving thousands of patients in 59 countries. DATATRAK products have been utilized in some aspect of the clinical development of 16 separate drugs and one medical device that have received regulatory approval from either the United States Food and Drug Administration (“FDA”) or counterpart European regulatory bodies (“EMEA”).
     Our Enterprise Transfer program will allow customers to become empowered to design, set up and manage their clinical trials independently through our ASP delivery. The Company believes that our customers’ desire to be as independent as possible in the performance of their clinical trials is another growth aspect of this industry that is gaining momentum. Because of this anticipated industry maturation, DATATRAK is aggressively investing in the growth of its own Enterprise Consulting Group so as to provide knowledgeable guidance to customers who want to implement our complete information platform within their organizations. We intend to continue to fund the maintenance and testing of the DATATRAK EDC® software, as well as invest in the development and enhancement of DATATRAK eClinical(TM) software suite. Research and development expenses were $2,405,000, $2,310,000 and $1,650,000 in 2007, 2006 and 2005, respectively.
Customers and Marketing
     Our customers are largely comprised of clinical trial sponsors and CROs. We market our software and services through a sales and marketing staff located in the United States and Europe. The market for the deployment of electronic clinical trials in general and for our services specifically, has been an emerging one. Our marketing efforts have included selective participation in scientific and medical meetings to promote our services and we have occasionally used direct mail and journal advertisements to build awareness of our capabilities. At the end of 2007, the Company initiated a web-casting marketing initiative to disseminate important educational messages to its client and shareholder constituencies.
     Our marketing and sales efforts have been focused upon building reference accounts with key customers and leveraging these relationships into new divisions of our current customers, and growing new customers through maintaining a high level of satisfaction in the delivery of our DATATRAK eClinical(TM) product suite on a worldwide basis.
     In December, 2007, the Company signed a five-year Enterprise Transfer Agreement with NTT DATA Corporation (“NTT DATA”) of Japan. The structure of this relationship includes the pre-purchase of a fixed volume of data items from DATATRAK, formulated as a license subscription. This relationship will enable NTT DATA to directly utilize this volume of data items and will also permit them to market and sublicense such data items to clinical trial sponsors and CROs. As such, NTT DATA has become a value-added-reseller of DATATRAK eClinical in the country of Japan, and this relationship has enabled DATATRAK to be able to potentially expand into the Japanese market in a cost-effective manner.
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
     The extent to which we rely on revenue from one customer varies from period to period, depending upon, among other things, our ability to generate new business, and the timing and size of clinical trials. In light of our small revenue base, we are more dependent on major customers than many of the larger participants in the EDC industry. The table below sets forth the percentage of revenue generated from customers who accounted for more than 10% of our revenue during 2007, 2006 and 2005.

	Year ended December 31,
Customer	2007	2006	2005
Otsuka Research Institute	15%	44%	59%
Gilead	14%	*	*
Allergan	12%	*	*

*	Less than 10% of revenue.
Contracts
     Our contracts provide a fixed price for each component or service to be delivered, and revenue is recognized as these components or services are delivered. We recognize revenue based on the performance or delivery of the following specified services or components in the manner described below:
•	Project management and data management (design, report and export) service revenue is recognized proportionally over the life of a contract as services are performed based on the contractual billing rate per hour for those services.

•	Data item revenue is earned based on a price per data unit as data items are entered into DATATRAK’s hosting facility.

•	Classroom training services revenue is recognized as classroom training is completed, at rates based on the length of the training program.

•	Internet-based training services revenue is recognized on a per user basis as self-study courses are completed.

•	Help desk revenue is recognized based on a monthly price per registered user or site under the contract.
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
     Our major competitors include other software vendors, clinical trial data service companies and large pharmaceutical companies currently developing their own in-house technology. Our DATATRAK eClinical suite has a variety of unified offerings which includes: EDC, IVRS, medical coding, web-based randomization, CTMS, CDMS, drug inventory management, digitized electrocardiograms, image collection, viewing and storing capabilities and workgroup collaboration capabilities. Each of these individual offerings has distinct single point solution competitors in the clinical trial market. Sponsors of clinical research have a variety of choices with which to satisfy each of these capabilities for their clinical trials from many different organizations. We are not aware of any competitors that have all of these individual components contained under one software architecture.
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
     We are aware of other EDC systems that compete or, in the future, may compete directly with one or more of the software product offerings included in our DATATRAK eClinical(TM) software suite. There are other companies that have developed or are in the process of developing technologies that are, or, in the future, may be, the basis for competitive products. Some of those technologies may have an entirely different approach or means of accomplishing the desired effects as our product. Either existing or new competitors may also develop products that are superior to or that otherwise achieve greater market acceptance than our software. In addition, we believe that certain large companies in the information technology industry may be forming alliances and attempting to capitalize on the data delivery options offered by the Internet. To the extent that our approach to EDC may gain market acceptance, larger companies in the information technology industry may develop competing technology to our detriment.
Regulatory Matters
     The FDA has issued guidance and regulations on the use of computer systems in clinical trials relating to standard operating procedures, data entry, system design, security, system dependability and controls, personnel training, records inspection and certification of electronic signatures. Based on our review, we believe that our software products comply with these guidances and regulations. Any release of FDA guidance that is significantly inconsistent with the design of our software may cause us to incur substantial costs to remain in compliance with FDA guidances and regulations. We are continuing to monitor the FDA guidance to ensure compliance.
     In addition to FDA guidance and regulations, we also comply with International Conference on Harmonization (“ICH”) Regulations guidance for good clinical practices. These guidances have been developed by the ICH and have been subject to consultation by regulatory parties, in accordance with the ICH process. The regulatory bodies consist of representatives from the European Union, Japan and the U.S.
     The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) applies to health care providers, health plans and health care clearinghouses, or covered entities. Under HIPAA, covered entities are required to protect the confidentiality, integrity and availability of certain electronic patient information they collect, maintain, use or transmit. Although we are not a covered entity under HIPAA, we have taken steps, including encryption techniques, to ensure the confidentiality of all electronic patient information that is captured and transmitted through the use of our software.
Potential Liability and Insurance
     Our services are supported by telecommunications equipment, software, operating protocols and proprietary applications for high-speed transmission of large quantities of data among multiple locations. In such operations, it is possible that data files may be lost, altered or distorted. Our software and its future enhancements or adaptations may contain undetected design faults and software “bugs” that, despite our testing, are discovered only after the system has been installed and used by customers. Such faults or errors could cause delays or require design modifications on our part. In addition, clinical pharmaceutical and medical device research requires the review and handling of large amounts of patient data. Potential liability may arise from a breach of contract or a loss of or unauthorized release of clinical trial data. Contracts with our customers are designed to limit our liability for damages resulting from errors in the transportation and handling of patient data. Nevertheless, we may still be subject to claims for data losses in the transportation and handling of data over our information technology network.
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
Intellectual Property
     Intellectual property rights are significant to our ongoing operations and future opportunities. We have taken steps to secure patent protection for recently-developed database technology. Our software and business processes embody numerous trade secrets which we protect through various physical and technical security measures, as well as through our agreements. Modules of our product suite, related manuals and other written and graphical materials are subject to copyright protection. Our DATATRAK® brand is at the heart of a family of registered trademarks and service marks that identify and distinguish our software and services in the market. We sell our services and license the use of our software and the right to market DATATRAK products and services subject to contract provisions intended to provide appropriate protection to these valuable intellectual property assets.
Employees
     As of February 29, 2008, we had 81 full-time employees. The 81 employees include five of our German entity employees for which we have entered into agreements whereby their employment will terminate on March 31, 2008. None of our employees are represented by a union, and we consider relations with our employees to be satisfactory. We have employment agreements with all of our executive officers. Due to the early stage of development of our industry and business, the loss of the services of any of our executive officers could put us at a competitive disadvantage, since we would need to attract a qualified new executive to fill the vacancy. To address these risks, we must, among other things, continue to attract, retain and motivate qualified personnel.
Available Information
     Our Internet address is www.datatrak.net. Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are accessible through the “Investor Relations” section of our Web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC” or the “Commission”). The information on our Web site is not, and shall not be deemed to be, a part of this report or incorporated into any other report we file with or furnish to the SEC.
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
Even if existing sales trends continue, we will need to renegotiate the ClickFind Notes or raise additional capital in order to meet our $3,000,000 February 1, 2009 payment obligation.
     As of March 14, 2008, the Company has a remaining balloon payment obligation under the ClickFind Notes in the amount of $3,000,000 that is due and payable February 1, 2009. The Company is continuing our efforts to renegotiate the payment terms for these notes. If we are unable to renegotiate the ClickFind Notes or raise additional capital we do not believe we will be able to meet our February 1, 2009 obligation, which would have a material adverse effect on our business, financial condition and results of operations.
We will need to raise additional funds and take significant cost-cutting initiatives to meet our working capital requirements beyond 2008, and there can be no assurance that we will be able to raise such additional funds.
     As discussed above, even if sales trends continue, we will need to raise additional funds for fiscal 2009 to meet our $3,000,000 February 1, 2009 payment obligation under the ClickFind Notes and other non ClickFind Notes related working capital requirements. The failure to obtain adequate additional funds would have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to obtain such additional financing or that, if available, such additional financing would not result in substantial dilution to our shareholders or otherwise be on terms disadvantageous to us. Furthermore, significant cost-cutting initiatives could materially harm our long-term prospects.
We have a limited operating history and recorded a loss in 2007.
     We began providing EDC services in 1997 and have a limited operating history upon which our performance may be evaluated. Although we were profitable in 2004 and 2005, we had previously recognized operating losses in each year since 1997, and again recorded losses in 2006 and 2007. Our cumulative operating loss since 1997 from EDC operations totaled $51,780,000 at December 31, 2007. Any number of factors, including, but not limited to, termination or delays in contracts, inability to grow and convert backlog into revenue or being unable to quickly reduce costs if required, could cause us to record losses in future periods.

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
     Although our contracts provide that we are entitled to receive revenue earned through the date of termination, our customers generally may delay or terminate a clinical trial or our contract related to such trial at any time. The length of a typical clinical trial contract varies from several months to several years. Clinical trial sponsors may delay or terminate clinical trials for several reasons, including
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
     Our primary customers are companies in the pharmaceutical industry. Our business is substantially dependent on the research and development expenditures of companies in that industry. The extent to which we rely on revenue from one customer varies from period to period, depending upon, among other things, our ability to generate new business and the timing and size of clinical trials. In light of our small revenue base, we are more dependent on major customers than many of the larger participants in the EDC industry. In fiscal 2007, our largest three customers accounted for 15%, 14% and 12% of our revenues, or 41% in the aggregate.
     For example, one of our clients accounted for 44% of our total revenue in 2006, but only accounted for 15% of our total revenue in 2007. The decrease in revenue from this one customer accounted for approximately 87% of the decrease in our total revenue for 2007.
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
     The EDC market, which is still developing and must compete with the traditional paper method of collecting clinical trial data, is highly fragmented. The major competitors in the EDC market include
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
We may be subject to liability for potential breaches of contracts or a loss of or unauthorized release of clinical trial data.
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
Fluctuations in foreign currency exchange rates may adversely affect our results of operations and financial condition.
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
     DATATRAK’s financial position and results of operations are impacted by translation adjustments caused by the conversion of foreign currency accounts and operating results into U.S. dollars for financial reporting purposes. During 2007 the average exchange rate between the euro and the U.S. dollar increased by approximately 9.1% compared to the year ended December 31, 2006. The conversion of the Company’s foreign operations into U.S. dollars upon consolidation resulted in a net loss that was approximately $387,000 more than would have been recorded had the exchange rate between the euro and the U.S. dollar remained consistent with 2006 rates. As a result, any continued increase in the average exchange rate between the U.S. dollar and the euro will have a negative impact on our reported results. Any significant volatility in the exchange rates may have an adverse effect on our financial condition or results of operations.
Our competitive position and business may be adversely affected if we are unable to protect our intellectual property rights or if we infringe upon the intellectual property rights of others.
     Intellectual property rights, including patent rights, are significant to our ongoing operations and future opportunities. Our success will depend, in part, on our ability to secure our own intellectual property rights (e.g., patents, copyrights, trademarks, trade secrets), obtain licenses to technology owned by third parties when necessary, and conduct our business without infringing on the proprietary rights of others. There can be no assurance, however, that our proprietary rights will provide us significant protection or commercial advantage or that measures taken to protect our confidential information will adequately prevent the disclosure or misuse of such confidential information. In addition, there can be no assurance that, in the future, a third party will not assert that we are violating their proprietary rights, including that our technologies, products or services infringe their patents. As indicated in Item 3, “Legal Proceedings,” such a claim was asserted against the Company in 2006 and was settled on July 31, 2007. In the event of a claim, we could incur substantial costs and diversion of the time and attention of management and technical personnel in defending ourselves against any such claims. Any meritorious claim of intellectual property infringement against us could have a material adverse effect on our competitive position and business.
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
     All clinical trials currently being performed with DATATRAK EDC® will continue through conclusion with that product suite. As such, we will provide two different architectures for the use of technology in clinical trials until the trials using the previous platform are finished. We will incur additional costs by continuing to support and provide, as needed, appropriate service packs for the maintenance of DATATRAK EDC® as well as supporting and providing appropriate service packs for the maintenance of DATATRAK eClinical(TM). We will also incur additional costs to integrate the DATATRAK eClinical(TM) product into our current operating systems. Furthermore, our two product offerings will run on parallel systems, as such we will incur additional costs of maintaining two parallel production systems.
We have Anti-takeover Provisions and Preferred Share Purchase Rights.
     Our Articles of Incorporation and Code of Regulations contain provisions that may discourage a third party from acquiring, or attempting to acquire us. These provisions could limit the price that certain investors might be willing to pay for our common shares. In addition preferred shares of our stock can be issued by our Board of Directors, without shareholder approval, whether under our shareholder rights plan or for other uses determined by the Board. The issuance of preferred shares may adversely affect the rights of common shareholders, the market price of our common shares and may make it more difficult for a third party to acquire a majority of our outstanding common shares. At the present time, we do not plan to issue any preferred shares.
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
     On July 17, 2006, Datasci, LLC (“Datasci”) filed a complaint against the Company, ClickFind and CF Merger Sub, Inc. (“Merger Sub”) (Civil Docket No. 8:06-cv-01820-MJG, United States District Court, District of Maryland) alleging infringement of United States Patent No. 6,496,827 (the “Datasci claim”). As previously disclosed, on February 13, 2006, we acquired ClickFind pursuant to a merger agreement between the Company, ClickFind and Merger Sub, a wholly owned subsidiary of the Company. Datasci sought injunctive relief and money damages in an unspecified amount. On August 14, 2006, we filed an answer and counterclaim denying infringement of the patent in suit, asserting numerous affirmative defenses and counterclaiming for a declaratory judgment of non-infringement and invalidity of the patent. On July 31, 2007, the parties entered into a settlement agreement whereby Datasci agreed to dismiss its claims against the Company with prejudice, and no payment shall be required now or in the future in connection with DATATRAK EDC® or DATATRAK eClinical(TM) in their current forms. In connection with the settlement, DATATRAK also entered into a non-exclusive licensing agreement with Datasci on a going-forward basis for DATATRAK products which may be released in the future which implement Datasci’s patent. However, DATATRAK does not currently intend to use such license, nor does DATATRAK intend to pay any royalties thereunder to Datasci in connection with any of DATATRAK’s product offerings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.
ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY*
     The name, age and positions of each of the Company’s executive officers, as of February 29, 2008, are as follows:

Name	Age	Position
Dr. Jeffrey A. Green	52	President, Chief Executive Officer and Director
Terry C. Black	50	Chief Operating Officer and Assistant Secretary
Raymond J. Merk	48	Vice President of Finance, Chief Financial Officer and Treasurer
Jim Bob Ward	47	Vice President of Research and Development

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.
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
     Terry C. Black, CPA, MBA. Mr. Black has served as our Vice President of Finance and Chief Financial Officer since June 1994 prior to moving into the role as the Company’s Chief Operating Officer in August 2007. Prior to joining us, Mr. Black served in a variety of financial and accounting positions within the insurance replacement rental car industry.
     Raymond J. Merk, CPA, MBA Mr. Merk joined DATATRAK in July 2006 as our Controller and has been our Chief Financial Officer since August 2007. From April 2000 to July 2006 Mr. Merk served as Director of Finance for EmployOn, Inc., an aggregator of online job postings.
     Jim Bob Ward, MS. Mr. Ward has been our Vice President of Research and Development since February 2006. Mr. Ward was the President and Chief Executive Officer of ClickFind from 2000 through January 2006.
(Remainder Of This Page Intentionally Left Blank)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON SHARES AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares are traded on The NASDAQ Capital Market under the symbol “DATA.”
     Our common shares were initially offered to the public on June 11, 1996 at a stock split adjusted price of $9.00 per share and commenced trading on NASDAQ on that date. On July 20, 2005, our Board of Directors approved a three-for-two share split that was distributed in the form of a 50% share dividend. Our shareholders of record at the close of business on August 15, 2005 received one additional common share for every two common shares held on that date. The new common shares were distributed on or around August 31, 2005 and began trading ex-dividend on September 1, 2005. We have restated all prior reported common share and per share amounts as if the share split had occurred at the beginning of the earliest period being reported. The following table sets forth, for the years ended December 31, 2007 and 2006, the high and low sale prices per common share, as reported by NASDAQ. These prices do not include retail markups, markdowns or commissions.

	High	Low
2007
First Quarter	$6.67	$4.85
Second Quarter	$5.77	$4.01
Third Quarter	$4.69	$1.70
Fourth Quarter	$3.40	$1.35

	High	Low
2006
First Quarter	$10.10	$6.81
Second Quarter	$8.48	$6.27
Third Quarter	$7.65	$5.50
Fourth Quarter	$5.84	$4.05
     On February 29, 2008, the last sale price of our common shares as reported by NASDAQ was $1.79 per share. As of February 29, 2008, we had 90 shareholders of record.
     We have never declared or paid cash dividends on our common shares. Any determination to pay cash dividends in the future will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs and plans for expansion.
(Remainder Of This Page Intentionally Left Blank)

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statement of Operations Data (1):
Revenue	$10,562	$17,690	$15,735	$11,305	$7,052
Direct costs	4,583	5,222	3,789	2,634	1,622

Gross profit	5,979	12,468	11,946	8,671	5,430
Selling, general and administrative expenses	13,097	13,266	10,025	7,229	5,551
Other (2)	915	295	—	—	—
Depreciation and amortization	2,935	2,306	748	651	937

(Loss) income from operations	(10,968)	(3,399)	1,173	791	(1,058)
Other income (expense)	68	(115)	182	35	14

(Loss) income before income taxes	(10,900)	(3,514)	1,355	826	(1,044)
Income tax expense (benefit)	(46)	976	(1,183)	9	4

Net (loss) income	$(10,854)	$(4,490)	$2,538	$817	$(1,048)

Net (loss) income per share: basic	$(0.82)	$(0.40)	$0.25	$0.09	$(0.13)

Shares used in the computation of basic net (loss) income per share	13,198	11,273	10,204	9,149	8,348

Net (loss) income per share: diluted	$(0.82)	$(0.40)	$0.22	$0.08	$(0.13)

Shares used in the computation of diluted net (loss) income per share	13,198	11,273	11,386	10,237	8,348

(1)	The operating results of ClickFind have been included in the Company’s consolidated results of operations for all periods subsequent to February 13, 2006.

(2)	In 2007, the Company recorded severance charges of $915,000 due to the termination of 45 employees. In 2006, the Company recorded a severance charge of $295,000 due to the termination of 10 employees.

	December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$8,514	$5,023	$9,363	$7,919	$4,261
Working capital	6,136	4,141	10,796	8,575	3,468
Total assets	26,473	27,220	16,107	11,941	6,377
Long-term liabilities	5,932	5,447	—	—	—
Accumulated deficit	(43,770)	(32,916)	(28,425)	(30,964)	(31,781)
Total shareholders’ equity	16,569	18,064	13,697	10,117	4,601
Book value per common share (1)	$1.21	$1.56	$1.33	$1.02	$0.51

(1)	Book value per common share is calculated by dividing total shareholders’ equity as of December 31 by the number of common shares outstanding as of December 31.

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
     Approximately 32% of our assets, or $8,514,000, is held in cash, cash equivalents and short-term investments. Goodwill accounts for approximately 41% of our assets, or $10,856,000. We recorded an operating loss in 2007 of $10.968 million compared to a operating loss of $3.399 million in 2006. The $7.569 million additional year-over-year loss was mainly a result of a decrease in revenue from a major customer. Revenue from Otsuka Research Institute was 15% of our total revenue in 2007 (approximately $1.6 million) compared to 44% of our total revenue in 2006 (approximately $7.8 million). The $6.2 million decrease was primarily a result of the successful early completion of several large trials. The Company continues to focus its efforts on marketing and selling its eClinical product to improve its operating performance. In addition, throughout 2007 we made a series of cost reduction moves that will lower our cost structure by approximately $4.0 million annually. The Company is continuing to enhance and commercialize its business and software, and anticipates that its operating results may fluctuate significantly from period to period. Our future success is dependent on market acceptance of EDC in general, as an alternative to the traditional paper method of collecting clinical trial data, and acceptance of our software products specifically. There can be no assurance of the Company’s long-term future prospects.
     At December 31, 2007, our backlog was $13,040,000 compared to backlog of $12,248,000 at December 31, 2006. Our December 31, 2007 backlog, excluding the NTT DATA contract of $2,100,000, consisted of 86 contracts with an average remaining value of $127,000. At December 31, 2006, our backlog consisted of 108 contracts with an average remaining value of $113,000. Our contracts in backlog at December 31, 2006 generated $8,798,000 of revenue during 2007. If we have no delays or cancellations to the contracts in backlog at December 31, 2007, we expect to convert approximately $6,353,000 of our December 31, 2007 backlog into revenue during 2008. Our individual trial contracts can be cancelled or delayed at anytime and, therefore, our individual trial backlog, at any point in time, is not an accurate predictor of future levels of revenue. Approximately 84% of the Company’s December 31, 2007 backlog is comprised of individual trial contracts and subject to being cancelled or delayed at anytime.
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
     The cash portion of the purchase price, less cash acquired of $87,000, was approximately $4,669,000. The remainder of the purchase price consisted of $4,000,000 in notes payable and the issuance of approximately $7,863,000 in common shares (1,026,522 common shares), both of which are excluded from the Company’s 2006 consolidated statement of cash flows. The notes payable bear interest at prime plus 1% and as of March 14, 2008 have one remaining principal payment of $3,000,000 due February 1, 2009.
     In connection with the Datasci claim, an arrangement was entered into with certain former ClickFind shareholders for sharing of the expenses associated with that litigation. Under that arrangement, a certain portion of principal payments due under the notes would be used to offset a certain portion of the expenses related to the litigation. Of the $500,000 payment due on February 1, 2007, $79,000 was held by the Company to satisfy these expenses. As of December 31, 2007, an additional $75,000 has been recorded as a reduction to the notes payable reducing the February 1, 2008 installment to $425,000 from the original $500,000 payment due. Subsequent to year-end, the Company paid the $425,000 Feburary 1, 2008 installment. In July 2007, DATATRAK settled its litigation related to Datasci’s patent infringement claim with no liability against the Company.
Critical Accounting Policies
     In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified the most critical accounting principles upon which our financial status depends. Critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies were identified to be those related to revenue recognition, software development costs, stock-based compensation, goodwill and finite-lived tangible and intangible assets and income taxes.
Revenue Recognition
     DATATRAK recognizes revenue in accordance with Staff Accounting Bulletin 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product or service has occurred; the fee is fixed or determinable; and collectibility is probable. DATATRAK’s contracts provide a fixed price for each element to be delivered, and revenue is recognized as these multiple-elements are delivered. The Company determines the price of items included in multiple-element arrangements using objective, reliable evidence of fair value. This evidence is based on the vendor-specific per element price the Company would sell an item for on a standalone basis or other methods allowable under EITF No. 00-21. DATATRAK recognizes revenue based on the performance or delivery of the following specified services or components of its contracts in the manner described below:
•	Project management and data management (design, report and export) service revenue is recognized proportionally over the life of a contract as services are performed, based on the contractual billing rate per hour for those services.

•	Data items revenue is earned based on a price per data unit as data items are entered into our hosting facility.

•	Classroom training services revenue is recognized as classroom training is completed, at rates based on the length of the training program.

•	Internet-based training services revenue is recognized on a per user basis as self-study courses are completed.

•	Help desk revenue is recognized based on a monthly price per registered user or site under the contract.
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
     Backlog consists of anticipated revenue from authorization letters to commence services and signed contracts yet to be completed. Potential contracts or authorization letters that have passed the verbal stage, but have not yet been signed, are excluded from backlog. At December 31, 2007, DATATRAK’s backlog was $13,040,000. DATATRAK’s individual trial contracts can be cancelled or delayed at anytime. Approximately 84% of the Company’s December 31, 2007, backlog is individual contracts and subject to being cancelled or delayed at anytime. The Company’s individual contract backlog, at any point in time, is not an accurate predictor of future levels of revenue. As a result of DATATRAK’s transactional and service-based business model combined with the dynamic nature of the clinical trials market where changes in scope are common, backlog has historically not been an accurate predictor of short-term revenue.
Software Development Costs
     Development costs incurred in the research and development of new software products, and enhancements to existing software products, are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Such costs are amortized over the lesser of three years or the economic life of the related product. The Company performs a review of the recoverability of such capitalized software costs when impairment indicators arise. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any impairment amounts are expensed. No software development costs were capitalized in 2007.
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
Goodwill and Finite-Lived Tangible and Intangible Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the $10,856,000 of goodwill we acquired in the ClickFind acquisition is deemed to have an indefinite life and is not amortized but is subject to an impairment test at least annually or more frequently if impairment indicators arise.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the $6,040,000 of amortizable intangible assets acquired in the ClickFind acquisition is subject to an impairment test if impairment indicators arise.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company’s $6,355,000 of gross property, equipment and leasehold improvements as of December 31, 2007, is subject to an impairment test if impairment indicators arise.
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

	Year Ended December 31,
	2007	2006	2005
Revenue	100.0%	100.0%	100.0%
Direct costs	43.4	29.5	24.1
Gross profit	56.6	70.5	75.9
Selling, general and administrative expenses	124.0	75.0	63.7
Severance expense	8.7	1.7	—
Depreciation and amortization	27.8	13.0	4.8
(Loss) income from operations	(103.9)	(19.2)	7.4
Other income (expense), net	0.7	(0.7)	1.2
(Loss) income before income taxes	(103.2)	(19.9)	8.6
Income tax expense (benefit)	(.4)	5.5	(7.5)
Net (loss) income	(102.8)	(25.4)	16.1
Year ended December 31, 2007 compared with year ended December 31, 2006 and year ended December 31, 2005
     Revenue for the year ended December 31, 2007 decreased $7,128,000, or 40%, to $10,562,000, as compared to $17,690,000 for the year ended December 31, 2006. During 2007, DATATRAK recorded revenue related to 152 contracts compared to 147 contracts during 2006. For the year ended December 31, 2007, $8,798,000 of revenue was the result of contracts that were in backlog at December 31, 2006 and $1,764,000 was the result of new business signed since January 1, 2007. Of the $8,798,000 of revenue from backlog, $675,000 was the result of contracts acquired from ClickFind. For the year ended December 31, 2006, $13,813,000 of revenue was generated from contracts that were in backlog at December 31, 2005, $2,442,000 of revenue was the result of new business signed since January 1, 2006, and $1,435,000 was the result of contracts acquired from ClickFind. The reduction in revenue for the year ended December 31, 2007 compared to the prior year was primarily the result of a significant decrease attributable to one client, Otsuka Research Institute, which accounted for 15% of our total revenue in 2007 compared to 44% of total revenue in 2006. Of the overall $7,128,000 decrease in revenue, the decrease in Otsuka revenue accounted for approximately $6,172,000 of the reduction, or 87%. Otsuka revenue decreased primarily as a result of the successful early completion of several large trials. In 2005 Otsuka accounted for 59% of our total revenue. We believe less than 10% of our total 2008 revenue will come from Otsuka. To date, DATATRAK has been unable to generate sufficient new sales to offset the decline in revenue from the Otsuka projects.
     We continue our efforts to enhance our sales and marketing organization and have experienced significant turnover in our sales team. Five of the Company’s current nine person sales and marketing staff have been with DATATRAK a year or less. The Company replaced its Vice President of Marketing and Sales in June of 2007 and added a Director of Marketing in the third quarter of 2007 to aggressively pursue sales growth in future periods.
     We have previously disclosed that we have experienced significant trial delays from certain clients during the third quarter of 2007. Approximately 21% of our June 30, 2007 backlog produced no revenue during the three months ended September 30, 2007 compared to 4% of our June 30, 2006 backlog not producing revenue in the third quarter of 2006. These delays are a result of internal decisions on the part of the client as to when to begin certain trials. Approximately 26% of our September 30, 2007 backlog produced no revenue during the three months ended December 31, 2007 compared to 4% of our September 30, 2006 backlog not producing revenue in the fourth quarter of 2006. Subsequent to December 31, 2007, one client with two of the nine delayed trials canceled both trials. As a result of these cancellations we reduced our backlog in early 2008 by approximately $900,000. We will be required to refund approximately $220,000 of unearned start-up fees in 2008 related to these cancellations.

     Direct costs of revenue, mainly personnel costs, were $4,583,000 and $5,222,000 during the years ended December 31, 2007 and 2006, respectively. The net decrease of $639,000, or 12%, was mainly a result of lower software license costs. DATATRAK’s gross margin decreased to 57% for the year ended December 31, 2007 compared to 71% for the year ended December 31, 2006 primarily as a result of the 40% decrease in revenue. The net decrease was partially offset by a $101,000 increase in overall direct cost as a result of the higher exchange rate between the U.S. dollar and the euro. Direct costs for our German subsidiary, primarily wages, are paid in euro and converted to U.S. dollars for consolidated financial reporting purposes using the average exchange rate for the period
     Selling, general and administrative (“SG&A”) expenses decreased by $170,000, or 1.3%, to $13,097,000 from $13,267,000 for the years ended December 31, 2007 and 2006, respectively.  Staff and other payroll costs increased $536,000. The net increase in personnel costs, which include recruiting costs, were mainly a result of steps we took to enhance our sales and marketing organization. The increase in personnel costs also reflects the impact of a higher year-over-year exchange rate between the U.S. dollar and the euro. Wages for our German entity employees are paid in euro and converted to U.S. dollars for consolidated financial reporting purposes using the average exchange rate for the period. Our personnel costs would have been lower by approximately $138,000 in 2007 if the exchange rate was the same as it was in 2006. The discontinuation of outsourced research and development resulted in a cost savings of $546,000 for the year ended, December 31, 2007 compared to the same period of the prior year. Overall, other non-personnel SG&A expenses were $94,000 higher in 2007 as a result of the higher average exchange rate.
     During the year ended December 31, 2007, DATATRAK recorded a charge of $915,000 for severance benefits, including $66,000 related to stay bonuses, due to terminated employees as a result of the Company’s actions to reduce costs. A portion of our severance charge was for employees of our Germany entity. Because of a higher average exchange rate between the U.S. dollar and euro in 2007 the $915,000 of severance benefits was $54,000 higher than it would have been using the 2006 average exchange rate. During the year ended December 31, 2006, DATATRAK recorded a charge of $295,000 for severance benefits due to terminated employees.
     Depreciation and amortization expense for the year ended December 31, 2007 increased by $629,000, or 27%, to $2,935,000 compared to $2,306,000 for the year ended December 31, 2006.  The increase was primarily a result of $316,000 of additional amortization expense related to a change in estimate for one of our intangible assets and a $213,000 impairment charge for another intangible asset. The $316,000 of additional amortization was related to the shift in timing of actual revenue recognition, as compared to our original estimate at the time of the ClickFind acquisition, from our contract and customer relationship intangible asset. The impairment charge of $213,000 was against the non-compete agreements related to the ClickFind acquisition. As a result of consecutive quarterly operating losses since the first quarter of 2006 and forecasted continuing operating losses based on current sales trends, the Company determined that impairment indicators existed as of June 30, 2007, September 30, 2007 and also as of December 31, 2007. The Company conducted impairment testing of its goodwill and finite-lived tangible and intangible assets as of all three dates. As a result of its testing, the Company recorded an impairment charge of $213,000 against the non-compete agreements for the three months ended September 30, 2007. Depreciation and amortization expense on the software and intangible assets acquired in the ClickFind acquisition, including the additional $316,000 and the $213,000 impairment charge, was $1,869,000 for the year ended December 31, 2007 compared to $1,232,000 in the same time period of 2006, an $637,000 increase.
     Interest income increased by $202,000, to $440,000 in 2007 from $238,000 in 2006 primarily due to the average investment balance for 2007 being larger than that in 2006. Our average investment balance grew in 2007 as a result of our March 16, 2007 private placement financing which raised net proceeds of approximately $8.6 million.
     Interest expense increased by $17,000 to $370,000 in 2007 compared to $353,000 in 2006 primarily as a result of the ClickFind Notes being outstanding for all of 2007 compared to only ten-and-a-half months in 2006.

     During 2007, DATATRAK recorded an income tax benefit of $46,000.  This net benefit amount was due to a $319,000 reduction in the Company’s deferred tax valuation allowance on its foreign net operating losses and was offset by $143,000 as a result of the use of foreign net operating losses to reduce foreign taxable income. In addition, the Company recorded a reserve of $130,000 for an uncertain tax position identified in the fourth quarter of 2007. During 2006, DATATRAK recorded income tax expense of $976,000 as a result of an increase in our deferred tax valuation allowance and foreign income tax expense of $126,000.
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

     During 2006, we recorded income tax expense of $976,000 as a result of an increase in our deferred tax valuation allowance and foreign income tax expense of $126,000. The increase in the deferred tax valuation allowance in 2006 was a reinstatement of the valuation allowance that was reversed in 2005.
Liquidity and Capital Resources
     The Company’s principal sources of cash are cash flow from operations and proceeds from the sale of equity securities. The Company’s investing activities primarily reflect capital expenditures and sales and purchases of short-term investments. Financing activities include debt repayments on the ClickFind Notes, the financing agreement with Oracle Credit Corporation and the capital lease agreement with Dell Financial Services. During 2006, the Company used approximately $4,669,000 of cash for the ClickFind acquisition.
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
     On December 31, 2007, we received a significant customer receipt in the amount of $2.1 million from NTT DATA Corporation in exchange for a five-year enterprise subscription license agreement. To date, we have not established a trend of multi-year large dollar subscriptions license agreements similar to the $2.1 million deal with NTT DATA Corporation. The $2.1 million receipt is included in our December 31, 2007, cash and cash equivalents and short-term investments total of $8.5 million.
     Contracts with our customers usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received monthly as work on the contract progresses. We record all amounts received as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. We typically receive a low volume of large-dollar receipts and our accounts receivable will fluctuate due to the timing and size of cash receipts. Our contracting and collection practices are designed to encourage customer payment of accounts receivable balances between one to three months from invoice date. Any increase in our “days sales outstanding” is an indicator that our cash flow from operations and our working capital has been negatively impacted. At December 31, 2007, our “days sales outstanding” was 51 days which was consistent with 51 days calculated at December 31, 2006. Accounts receivable (net of allowance for doubtful accounts) was $1,018,000 at December 31, 2007 and $2,176,000 at December 31, 2006. Short-term deferred revenue was $1,277,000 at December 31, 2007 compared to $988,000 at December 31, 2006. Long-term deferred revenue was $1,680,000 at December 31, 2007 compared to zero as of December 31, 2006. The significant increase in overall deferred revenue was due primarily to the $2,100,000 advance payment received in December 2007 upon the signing of a five-year enterprise subscription license agreement with NTT DATA Corporation.
     Cash and cash equivalents decreased $1,352,000 during the year ended December 31, 2007. This was the net result of $4,776,000 used in operating activities, $4,618,000 used in investing activities and $8,043,000 provided by financing activities. Net cash used in operating activities was mainly the net result of our net loss of $10,854,000 offset by non-cash depreciation and amortization of $2,722,000, non-cash impairment loss of $213,000, non-cash stock-based compensation of $453,000 and the $2.1 million advance payment received from NTT DATA. Investing activities included $94,000 used to purchase property and equipment, and net purchases of short-term investments totaling $4,524,000. In addition to the $94,000 used to purchase property and equipment we entered into lease agreements during 2007 to purchase $229,000 of property and equipment which is excluded from the Company’s consolidated statement of cash flows. Financing activities primarily consist of net proceeds of $8,648,000 from the March 19, 2007 private placement, $274,000 in proceeds from the exercise of stock options, offset by debt repayments of $421,000 for the ClickFind Notes, $74,000 repayment of an insurance note and $223,000 for the repayment of capital equipment lease and financing agreements. In addition, net cash used in financing activities reflects a $154,000 reduction of the ClickFind Notes as a result of the Datasci litigation expense offset.
     At December 31, 2007, we had working capital of $6,136,000, and our cash, cash equivalents and short-term investments totaled $8,514,000. Our working capital increased by $1,995,000 since December 31, 2006.

     We are party to a lease agreement that requires us to maintain a restricted cash balance. Our restricted cash balance was $87,000 at December 31, 2007.
     We have established a line of credit with a bank. The line allows us to borrow up to a certain percentage of our investments, as determined by the type of investment, held at the bank. As of December 31, 2007, $1,980,000 was available to be borrowed. The line of credit bears interest at rates based on the prime rate, and is payable on demand. We had no amounts outstanding against the line of credit at December 31, 2007.
     At December 31, 2006, we had a note payable of $74,000 due to Westfield Bank. The final payment on this note of $75,000, including accrued interest, was made in January 2007. At December 31, 2007, we had a note payable in the amount of $143,000 to Oracle Credit Corporation, payable in monthly payments of $9,000, including accrued interest through June 2009. Additionally, at December 31, 2007, we had various capital lease agreements in the amount of $357,000 with Dell Financial Services, payable in 36 monthly installments currently totaling approximately $16,000, including accrued interest.
     The terms of our acquisition of ClickFind required us to pay approximately $4,000,000 of cash to the former shareholders of ClickFind in February 2006. We also issued notes payable to the former shareholders of ClickFind (“the ClickFind Notes”) in the amount of $4,000,000. The notes payable had an outstanding balance of $3,425,000 as of December 31, 2007. In February 2008, we paid the next installment totaling $425,000, bringing the current outstanding balance to $3,000,000 which is due and payable February 1, 2009 . Of the $3,000,000, $1,963,000 is held by an executive officer of the Company who was the founder of ClickFind. Of the remaining $1,037,000 of ClickFind Notes, $763,000 is held by other current employees of the Company. The Company is continuing our efforts to renegotiate the payment terms for the remaining ClickFind Notes. If the Company is not successful in renegotiating the payment terms with the note holders, DATATRAK believes that it will not have available funds to meet the $3,000,000 obligation on February 1, 2009.
     In connection with the Datasci claim, an arrangement was entered into with certain former ClickFind shareholders for sharing of the expenses associated with that litigation. Under that arrangement, a certain portion of principal payments due under the notes would be used to offset a certain portion of the expenses related to the litigation. Of the $500,000 payment due on February 1, 2007, $79,000 was held by the Company to satisfy these expenses. Of the $500,000 payment due on February 1, 2008, $75,000 was held by the Company to satisfy such expenses. In July 2007, DATATRAK settled its litigation related to Datasci’s patent infringement claim with no liability against the Company. A total of $154,000 of the ClickFind Notes were used to offset expenses associated with the litigation.
     We intend to continue to fund the maintenance and testing of the DATATRAK EDC® software, as well as invest in the development, enhancement and testing of DATATRAK eClinical(TM). In 2007, revenue from one major customer had significantly decreased from the prior year. We expect to have negative cash flow from operations during 2008 as we continue transition from dependence on a major customer to a broader customer base with the expansion of our eClinical product offering. We also expect to record a net loss in 2008. We anticipate expenditures for property and equipment of approximately $165,000 for 2008, for the continued commercialization, enhancement and maintenance of our two clinical trial product offerings as well as improvements to our internal operating systems. We anticipate financing approximately half of the $165,000 total property and equipment expenditures. We record our research and development expenditures as part of SG&A expenses. Our research and development expenditures will be for the maintenance and testing of our DATATRAK EDC® software and the development, enhancement and testing of our DATATRAK eClinical(TM) software products. For the year ended December 31, 2007, we expensed approximately $2,405,000 for research and development.
     If existing sales trends from the past six months (September 2007 – February 2008) continue for the rest of 2008, and we experience no significant unforeseen trial cancellations or delays, we believe we will have available funds in order to meet our short-term working capital requirements through December 31, 2008. Even if existing sales trends from the past six months continue for the rest of 2008, and we experience no significant unforeseen trial cancellations or delays, we do not believe we will have sufficient available funds in order to meet our longer-term working capital requirements for 2009, including the $3,000,000 balloon payment on the ClickFind Notes due February 1, 2009. At December 31, 2007, we had working capital of $6,136,000. In an effort to partially address these working capital needs, we made significant cost reductions during the fourth quarter of 2007 which we expect will yield an annual cost savings of approximately $2.1 million. On an ongoing basis in 2008, we will implement additional cost cutting measures if revenue and sales trend performance falls below our minimum expectations and we are unable to obtain additional funding. In addition to the fourth quarter cost savings moves, we are continuing our efforts to restructure the ClickFind Notes. Any increase in the 2008 average exchange rate between the U.S. dollar and the euro, as compared to the average 2007 rate, will have an adverse impact on our available cash. We may also need to raise additional funds to offset delays or cancellations of existing contracts. We may raise additional funds by selling debt or equity securities, by entering into strategic relationships or through other arrangements. Additional capital may not be available on acceptable terms, if at all. To the extent that additional equity capital is raised, it could have a dilutive effect on our existing shareholders.
Contractual Obligations
     The table below shows our contractual cash obligations, expressed in thousands, at December 31, 2007.

	Payments Due by Period
		Less than	1 – 3	3 – 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Operating lease obligations	$3,151	$936	$1,211	$1,004	$—
Debt and capital lease obligations	3,925	672	3,253	—	—

Total contractual cash obligations	$7,076	$1,608	$4,464	$1,004	$—
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
Interest Rate Risk
     DATATRAK has fixed income investments consisting of cash equivalents and short-term investments, and short and long-term notes payable which may be affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents and short-term investments with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Investments are reported at amortized cost, which approximates fair value. A 1.0 percentage point change in interest rates during the year ended December 31, 2007 would have resulted in a $68,000 change in DATATRAK’s interest income during the year.
     The Company’s notes payable to certain former shareholders of ClickFind bear interest at prime plus 1%, and interest is paid quarterly. A 1.0 percentage point change in the prime rate during the year ended December 31, 2007 would have resulted in a $36,000 change in DATATRAK’s interest expense during the year.
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
     DATATRAK’s financial position and results of operations are impacted by translation adjustments caused by the conversion of foreign currency accounts and operating results into U.S. dollars for financial reporting purposes. A 1.0% fluctuation in the exchange rate between the U.S. dollar and the euro at December 31, 2007, would have resulted in a $3,000 change in the foreign currency translation amount recorded on the Company’s balance sheet. A 1.0% fluctuation in the average exchange rate between the U.S. dollar and the euro for the year ended December 31, 2007 would have resulted in a $46,000 change in the Company’s net loss for the year ended December 31, 2007 due to foreign currency transactions. During 2007 the average exchange rate between the euro and the U.S. dollar increased by approximately 9.1% compared to the year ended December 31, 2006. The conversion of the Company’s foreign operations into U.S. dollars upon consolidation resulted in a net loss that was approximately $387,000 more than would have been recorded had the exchange rate between the euro and the U.S. dollar remained consistent with 2006 rates.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Quarterly results of operations for the years ended December 31, 2007 and 2006, are included in Note 16 of the Consolidated Financial Statements.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s management, including the chief executive officer and chief financial officer, have concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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
     All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. DATATRAK’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective, at the reasonable assurance level, based on the COSO criteria.
(Remainder Of This Page Intentionally Left Blank)

     DATATRAK’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting which immediately follows this report.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
DATATRAK International, Inc.
     We have audited DATATRAK International, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DATATRAK International, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, DATATRAK International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DATATRAK International, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 17, 2008 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Cleveland, Ohio
March 17, 2008

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
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information appearing under the captions “Election of Directors”, “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be used in connection with our Annual Meeting of Shareholders to be held in June 2008 (the “2008 Proxy Statement”) is incorporated herein by reference. Information regarding our executive officers is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
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
ITEM 11. EXECUTIVE COMPENSATION
     The information appearing under the captions “Compensation of Directors,” “Executive Officer Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information appearing under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Holders and Management” in the 2008 Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     To the extent applicable, the information appearing under the caption “Certain Related Party Transactions” and “Director Independence” in the 2008 Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information appearing under the caption “Independent Registered Public Accounting Firm” in the 2008 Proxy Statement is incorporated herein by reference.

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
(Remainder Of This Page Intentionally Left Blank)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATATRAK INTERNATIONAL, INC.
/s/ Jeffrey A. Green
Jeffrey A. Green
President and Chief Executive Officer

Date: March 17, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Jeffrey A. Green	President and Chief Executive Officer and Director

Jeffrey A. Green	(Principal Executive Officer)

/s/ Raymond J. Merk	Vice President of Finance, Chief Financial Officer and Treasurer

Raymond J. Merk	(Principal Financial and Accounting Officer)

/s/ Timothy G. Biro	Director

Timothy G. Biro

/s/ Laurence P. Birch	Director

Laurence P. Birch

/s/ Seth B. Harris	Director

Seth B. Harris

/s/ Robert M. Stote	Director

Robert M. Stote

/s/ Jerome H. Kaiser	Director

Jerome H. Kaiser

/s/ Mark J. Ratain	Director

Mark J. Ratain
Date: March 17, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
DATATRAK International, Inc.
     We have audited the accompanying consolidated balance sheets of DATATRAK International, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     As more fully explained in Note 1, the Company has a $3,000,000 balloon payment obligation under the ClickFind Notes that is due on February 1, 2009.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DATATRAK International, Inc. at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 5 to the consolidated financial statements, effective January 1, 2007, the Company adopted the recognition provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DATATRAK International, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Cleveland, Ohio
March 17, 2008

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$1,919,316	$3,271,725
Short-term investments	6,595,045	1,751,122
Accounts receivable, net	1,070,688	2,226,317
Deferred tax asset — current	71,200	113,100
Prepaid expenses and other current assets	451,222	488,112

Total current assets	10,107,471	7,850,376
Property and equipment
Equipment	2,663,021	2,401,473
Software	6,325,496	6,233,697
Leasehold improvements	696,571	696,571

	9,685,088	9,331,741
Less accumulated depreciation	6,150,289	4,595,508

	3,534,799	4,736,233
Other assets
Restricted cash	87,021	78,005
Deferred tax asset	1,327,800	1,745,700
Deposit	39,549	39,549
Other intangible assets, net of accumulated amortization	520,458	1,914,206
Goodwill	10,856,113	10,856,113

	12,830,941	14,633,573

Total assets	$26,473,211	$27,220,182

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$415,415	$568,697
Notes payable	246,627	73,807
Current portion of long-term debt	425,304	659,741
Accrued expenses	1,607,261	1,419,065
Deferred revenue	1,277,276	988,175

Total current liabilities	3,971,883	3,709,485
Long-term liabilities
Long-term debt	3,252,962	3,811,903
Deferred revenue – long-term	1,680,000	—
Deferred tax liability	999,000	1,634,800
Shareholders’ equity
Serial Preferred Shares, without par value; authorized 1,000,000 shares; none issued	—	—
Common shares, without par value, authorized 25,000,000; issued 17,016,901 shares as of December 31, 2007 and 14,862,473 shares as of December 31, 2006; outstanding 13,716,901 shares as of December 31, 2007 and 11,562,473 shares as of December 31, 2006	79,618,366	70,742,073
Treasury shares, 3,300,000 shares at cost	(20,188,308)	(20,188,308)
Common share warrants	1,191,284	700,176
Accumulated deficit	(43,769,202)	(32,915,699)
Foreign currency translation	(282,775)	(274,248)

Total shareholders’ equity	16,569,366	18,063,994

Total liabilities and shareholders’ equity	$26,473,211	$27,220,182

See accompanying notes.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2007	2006	2005
Revenue	$10,561,868	$17,690,336	$15,734,745
Direct costs	4,582,829	5,221,665	3,788,771

Gross profit	5,979,039	12,468,671	11,945,974
Selling, general and administrative expenses	13,096,953	13,266,618	10,025,029
Severance expense	915,117	294,974	—
Depreciation and amortization	2,935,175	2,306,382	748,358

(Loss) income from operations	(10,968,206)	(3,399,303)	1,172,587
Other income (expense):
Interest income	440,158	237,763	243,315
Interest (expense)	(369,755)	(352,870)	—
Other income (expense)	(1,700)	—	(60,902)

(Loss) income before income taxes	(10,899,503)	(3,514,410)	1,355,000
Income tax expense (benefit)	(46,000)	976,000	(1,183,347)

Net (loss) income	$(10,853,503)	$(4,490,410)	$2,538,347

Net (loss) income per share:
Basic:
Net (loss) income per share	$(0.82)	$(0.40)	$0.25

Weighted average shares outstanding	13,197,706	11,273,382	10,203,646

Diluted:
Net (loss) income per share	$(0.82)	$(0.40)	$0.22

Weighted average shares outstanding	13,197,706	11,273,382	11,386,413

See accompanying notes.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares		Treasury Shares		Common Share Warrants			Foreign
	Number	Stated	Number		Number		Accumulated	Currency
	of Shares	Amount	of Shares	Cost	of Shares	Cost	Deficit	Translation	Total
Balance at January 1, 2005	9,923,791	$60,584,110	3,300,000	$(20,188,308)	160,337	$711,872	$(30,963,636)	$(26,560)	$10,117,478
Exercise of common share options	383,253	1,095,103							1,095,103
Stock-based compensation	6,117	131,108							131,108
Comprehensive income:
Foreign currency translation								(185,048)	(185,048)
Net income							2,538,347		2,538,347

Comprehensive income									2,353,299

Balance at December 31, 2005	10,313,161	61,810,321	3,300,000	(20,188,308)	160,337	711,872	(28,425,289)	(211,608)	13,696,988
Acquisition of business	1,026,522	7,863,158							7,863,158
Exercise of common share options	173,064	472,637							472,637
Exercise of common share warrants	3,258	22,122			(3,258)	(11,696)			10,426
Stock-based compensation	46,468	573,835							573,835
Comprehensive loss:
Foreign currency translation								(62,640)	(62,640)
Net loss							(4,490,410)		(4,490,410)

Comprehensive loss									(4,553,050)

Balance at December 31, 2006	11,562,473	70,742,073	3,300,000	(20,188,308)	157,079	700,176	(32,915,699)	(274,248)	18,063,994

Private placement of common shares	1,986,322	7,512,920			327,743	1,134,932			8,647,852
Exercise of common share options	99,783	266,596							266,596
Expiration of common share warrants		643,823			(141,399)	(643,823)
Stock-based compensation	68,323	452,954							452,954
Comprehensive loss:
Foreign currency translation								(8,527)	(8,527)
Net loss							(10,853,503)		(10,853,503)

Comprehensive loss									(10,862,030)

Balance at December 31, 2007	13,716,901	$79,618,366	3,300,000	$(20,188,308)	343,423	$1,191,284	$(43,769,202)	$(282,775)	$16,569,366)

See accompanying notes

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006	2005
Operating Activities
Net (loss) income	$(10,853,503)	$(4,490,410)	$2,538,347
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,935,175	2,306,382	748,358
Accretion of discount on investments	(319,922)	(107,718)	(173,946)
Stock-based compensation	452,954	573,835	131,108
Other	1,700	4,521	60,902
Changes in operating assets and liabilities:
Accounts receivable	1,160,372	773,766	(863,875)
Prepaid expenses and other current assets	42,603	502,638	(213,570)
Deferred taxes, net	(176,000)	976,000	(1,200,000)
Accounts payable and accrued expenses	11,280	364,139	247,596
Deferred revenue	1,969,101	(241,636)	442,158

Net cash (used in) provided by operating activities	(4,776,240)	661,517	1,717,078
Investing Activities
Acquisition of business, less cash acquired	—	(4,668,925)	—
Purchases of property and equipment	(94,198)	(502,748)	(1,282,992)
Maturities of short-term investments	42,250,000	9,836,194	11,500,000
Purchases of short-term investments	(46,774,001)	(6,516,837)	(10,594,588)

Net cash used in investing activities	(4,618,199)	(1,852,316)	(377,580)
Financing Activities
Payments of long-term debt	(871,635)	(335,758)	—
Gross excess tax benefits from share-based payment awards	(7,162)	8,000	—
Proceeds from issuance of common shares	8,647,852	—	(103,125)
Proceeds from exercise of stock options and warrants	273,760	475,063	1,095,103

Net cash provided by financing activities	8,042,815	147,305	991,978
Effect of exchange rate changes on cash	(785)	(92,212)	(156,321)

(Decrease) increase in cash and cash equivalents	(1,352,409)	(1,135,706)	2,175,155
Cash and cash equivalents at beginning of year	3,271,725	4,407,431	2,232,276

Cash and cash equivalents at end of year	$1,919,316	$3,271,725	$4,407,431

Cash paid during the year for interest	$391,215	$258,654	$—

Net cash paid during the year for income taxes	$—	$—	$40,000

See accompanying notes.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005
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
Risks and Uncertainties
     On February 13, 2006, the Company acquired all of the outstanding stock of ClickFind, Inc. (“ClickFind”), a company focused on the application of a unified technology platform for clinical trials. A portion of the purchase price consisted of $4,000,000 in notes payable (“ClickFind Notes”). As of March 14, 2008, the Company has a remaining balloon payment obligation under the ClickFind Notes in the amount of $3,000,000 that is due and payable February 1, 2009. Of the $3,000,000, $1,963,000 is held by an executive officer of the Company who was the founder of ClickFind. Of the remaining $1,037,000 of ClickFind Notes, $763,000 is held by other current employees of the Company. The Company is continuing our efforts to renegotiate the payment terms for these notes. If the Company is not successful in renegotiating the payment terms with the note holders, or if the Company cannot obtain additional funding to meet this obligation, DATATRAK believes that it will not have available funds to meet the entire $3,000,000 obligation on February 1, 2009.
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
Revenue Recognition
     DATATRAK recognizes revenue in accordance with Staff Accounting Bulletin 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product or service has occurred; the fee is fixed or determinable; and collectibility is probable. DATATRAK’s contracts provide a fixed price for each element to be delivered, and revenue is recognized as these multiple-elements are delivered. The Company determines objective and reliable evidence of fair value for the price of items included in its multiple-element arrangements based on vendor-specific objective evidence of the per element price the Company would sell an item for on a standalone basis or other methods allowable under EITF No. 00-21. DATATRAK recognizes revenue based on the performance or delivery of the following specified services or components of its contracts in the manner described below:

•	Project management and data management (design, report and export) service revenue is recognized proportionally over the life of a contract as services are performed, based on the contractual billing rate per hour for those services.

•	Data items revenue is earned based on a price per data unit as data items are entered into DATATRAK’s hosting facility.

•	Classroom training services revenue is recognized as classroom training is completed, at rates based on the length of the training program.

•	Internet-based training services revenue is recognized on a per user basis as self-study courses are completed.

•	Help desk revenue is recognized based on a monthly price per registered user or site under the contract.
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
Deferred Revenue
     Deferred revenue represents cash advances received in excess of revenue earned on contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. Likewise, in the event of contract cancellation prior to earning revenue equal to or greater than the initial payment, the Company is required to refund the unused portion.
Concentration of Credit Risk
     The Company is subject to credit risk through accounts receivable and short-term investments. The Company does not require collateral and its accounts receivable are unsecured. Short-term investments are placed with high credit-quality financial institutions or in short-duration, high credit-quality debt securities. The Company limits the amount of credit exposure in any one institution or type of investment instrument.
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
Property and Equipment
     Property and equipment are stated at cost. Depreciable assets consist of office and computer equipment, software and software development costs, and leasehold improvements. Depreciation and amortization on office and computer equipment and software, and software development costs is computed using the straight-line method over estimated useful lives of 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the lesser of the assets’ estimated useful life or the lease term. Depreciation and amortization expense related to depreciable assets, including assets recorded under capital leases, was $1,541,000, $1,510,000 and $748,000 for 2007, 2006 and 2005, respectively.

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
     Based on the common share valuation of $7.66 per share, the total recorded acquisition cost, including acquisition related expenses of $796,000, was $16,619,000. The cash portion of the purchase price, less cash acquired of $87,000, was approximately $4,669,000. The remainder of the purchase price consisted of $4,000,000 in notes payable and the issuance of approximately $7,863,000 in common shares (1,026,522 common shares), both of which are excluded from the Company’s 2006 consolidated statement of cash flows. The notes payable bear interest at prime plus 1%, and principal payments are due in installments of $425,000 and $3,000,000 on February 1, 2008 and 2009, respectively. In February 2008, the Company made $425,000 installment that was due on February 1, 2008.
     The acquisition was accounted for as a purchase, and accordingly, fair value adjustments to the assets acquired and liabilities assumed were recorded as of the date of acquisition.
     DATATRAK’s acquisition resulted in deferred tax liabilities of $2,054,000. The Company will utilize its deferred tax assets to offset its acquisition related deferred tax liability.
     The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of the acquisition.

Cash, accounts receivable and other current assets	$261,000
Amortizable intangible assets	6,040,000
Goodwill	10,856,000
Accounts payable and other current liabilities	(421,000)
Long-term debt	(117,000)

Total acquisition cost	$16,619,000

     The $6,040,000 of acquired amortizable intangible assets were assigned as follows: (i) $3,330,000 to the software now known as DATATRAK eClinical; (ii) $1,160,000 to employee non-compete agreements; and (iii) $1,550,000 to contracts and customer relationships. The acquired intangible assets are being amortized as follows: (i) the software over seven years; (ii) the employee non-compete agreements over three years; and (iii) the contracts and customer relationships over three years. The $10,856,000 of goodwill is not deductible for income tax purposes. Total amortization expense related to the amortizable intangibles was $1,869,000 during the year ended December 31, 2007 which included a change in estimate of $316,000 related to the contracts and customer relationship intangible asset and an impairment charge of $213,000 related to the employee non-compete agreement intangible asset. The estimated aggregate amortization expense related to the amortizable intangibles for each of the next five fiscal years is: (i) $967,000 in 2008; (ii) $505,000 in 2009; (iii) $476,000 in 2010; (iv) $476,000 in 2011; and (v) $476,000 in 2012.

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is deemed to have an indefinite life and is not amortized but is subject to an impairment test at least annually, or more frequently when impairment indicators arise. As a result of consecutive quarterly operating losses since the first quarter of 2006 and forecasted continuing operating losses based on current sales trends, the Company determined that impairment indicators existed as of June 30, 2007, September 30, 2007 and also as of December 31, 2007. The Company conducted impairment testing of its goodwill as of all three dates. For purposes of goodwill impairment testing, the Company determined that it has one reporting unit. The Company compared the estimated fair value of the reporting unit to its carrying value, including goodwill. The fair value of the reporting unit exceeded its carrying value as of all three dates, and therefore goodwill was not deemed to be impaired on any of the three testing dates.
     In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” the carrying values of long-lived assets are evaluated if circumstances indicate a possible impairment in value. As a result of consecutive quarterly operating losses since the first quarter of 2006 and forecasted continuing operating losses based on current sales trends, the Company determined that impairment indicators for its finite-lived tangible and intangible assets existed as of June 30, 2007, September 30, 2007 and also as of December 31, 2007. The Company conducted impairment testing of its finite-lived tangible and intangible assets as of all three dates. As a result of its testing, the Company recorded an impairment charge of $213,000 against the non-compete agreements for the three months ended September 30, 2007. The $213,000 impairment charge is included in depreciation and amortization on the Income Statement. No other impairment charges were recorded in 2007.
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
Stock-Based Compensation
     On January 1, 2006, DATATRAK adopted SFAS No. 123(R), “Share-Based Payment,” using the “modified prospective” method. Under this method, compensation cost is recognized beginning January 1, 2006 based on the requirements of SFAS No. 123(R) for all share-based payments granted on or after January 1, 2006, and based on the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all awards granted to employees prior to January 1, 2006 that remain unvested at January 1, 2006. The Company used the Black-Scholes option valuation model to calculate the fair value of stock options granted.
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

Year Ended
December 31
2005
Weighted average risk free interest rate	4.2%
Weighted average expected volatility	1.07
Dividend yield	0.0%
Weighted-average expected life of the option	7 years
Weighted-average grant date fair value	$9.90
     The following table sets forth stock-based compensation and pro forma information for the year ended December 31, 2005.

Year Ended
December 31
2005
Net income as reported	$2,538,000
Plus: stock-based compensation expense recognized	66,000
Less: stock-based compensation expense that would have been recognized under SFAS No. 123	894,000

Pro forma net income	$1,710,000

Pro forma basic income per share	$0.17

Pro forma diluted income per share	$0.15

     The adoption of SFAS No. 123(R) increased DATATRAK’s selling, general and administrative expenses by approximately $376,000 or $0.03 per share on both a basic and diluted basis, for the year ended December 31, 2006. The adoption did not significantly impact the Company’s consolidated statement of cash flows. Because this expense is all related to incentive stock options, and is not deductible for income tax purposes, deferred tax assets have not been recorded. The Company’s unamortized compensation cost, related to non-vested stock options and restricted common shares, at December 31, 2007 and 2006 was $263,000 and $676,000, respectively. The unamortized cost of $263,000 at December 31, 2007 is expected to be amortized in the amounts of $226,000 and $37,000 in 2008 and 2009, respectively.
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
     In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertain tax positions recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation was effective for the Company on January 1, 2007. There was no impact upon adoption; however, the Company recorded a FIN No. 48 liability of $130,000 in the fourth quarter of 2007 as explained below in Note 5.

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
Advertising Costs
     Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $391,000, $336,000 and $163,000 for 2007, 2006 and 2005, respectively.
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
     Research and development expenses included in selling, general and administrative expenses were $2,405,000, $2,310,000 and $1,650,000 in 2007, 2006 and 2005, respectively.
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
Recently Issued Accounting Standards
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements.” The standard provides guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted FAS No. 157 in the first quarter of 2008 and the impact upon adoption was not material.
     Reclassification
     Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Short-term Investments
     The following is a summary of held-to-maturity securities:

	December 31, 2007		December 31, 2006
		Amortized		Amortized
	Cost	Cost	Cost	Cost
Obligations of U.S. government- sponsored enterprises	$1,996,003	$1,998,140	$994,285	$996,621
Corporate obligations	4,590,750	4,596,905	751,150	754,501

	$6,586,753	$6,595,045	$1,745,435	$1,751,122

3. Accounts Receivable
     Accounts receivable consist of the following:

	December 31,
	2007	2006
Trade accounts receivable	$1,023,526	$2,226,879
Other	52,162	49,938
Allowance for doubtful accounts	(5,000)	(50,500)

	$1,070,688	$2,226,317

     Included in trade accounts receivable at December 31, 2007 and 2006 is $232,000 and $782,000, respectively, from a single, but different customer for each year. This amount represents the loss the Company would incur in the event that all trade receivables from this customer were deemed uncollectible.
4. Accrued Expenses
     Accrued expenses consist of the following:

	December 31,
	2007	2006
Office rent and utilities	$30,947	$38,862
Payroll and other employee costs	1,076,438	679,776
Professional fees	226,784	464,356
FIN No. 48 tax liability	130,000	—
Interest	73,558	94,216
Other	69,534	141,855

	$1,607,261	$1,419,065

5. Income Taxes
     Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2007	2006	2005
Current — United States and foreign	$130,000	$—	$17,000
Deferred — United States and foreign	(176,000)	976,000	(1,200,000)

	$(46,000)	$976,000	$(1,183,000)

     Due to its net operating loss carryforwards, the Company had no state or local income tax expense in 2007, 2006 and 2005.

     A reconciliation of income tax expense (benefit) at the U.S. federal statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005
Income tax expense (benefit) at the United States statutory rate	$(3,706,000)	$(1,195,000)	$461,000
Change in valuation allowance	2,073,000	2,025,000	(1,690,000)
FIN No. 48 liability	130,000	—	—
Foreign tax rate change	839,000	—	—
Foreign net operating loss adjustment	485,000	—	—
Foreign taxes	13,000	12,000	10,000
Non-deductible permanent differences	120,000	162,000	30,000
Other	—	(28,000)	6,000

	$(46,000)	$976,000	$(1,183,000)

     In 2007, the Company’s pre-tax loss was $10,900,000 and the Company provided a full valuation allowance against its net deferred tax assets. During 2007, the Company reevaluated its valuation allowance and reduced its German valuation allowance by $319,000 which resulted in an income tax benefit and increased the overall unreserved German deferred tax assets to $400,000 at December 31, 2007. The $319,000 benefit was partially offset by a $130,000 FIN No. 48 liability recorded in the fourth quarter of 2007, a $22,000 reduction of the net German deferred tax assets due to a decrease in the future German income tax rate and the use of $121,000 of foreign net operating losses to reduce foreign taxable income.
     During 2007 the German tax authority began an audit of the Company’s German subsidiary for the years 2002 through 2005. In the fourth quarter of 2007 the German tax authority established a position to disallow losses recognized in 2002 and 2003 and to classify such treatment as a constructive dividend to the U.S. parent company. The final outcome and any potential liability from the audit is uncertain. In accordance with FIN No. 48 guidelines, the Company recorded an unrecognized tax benefit in the amount of $130,000 in association with this examination. This expense along with the associated reduction of the fully reserved deferred tax assets associated with the net operating losses for 2002 and 2003 was recorded in the fourth quarter of 2007.
     In August 2007, Germany passed a tax reform bill that lowered the Company’s foreign corporate tax rate from 38% to 30%. As a result of this tax rate change, the Company recorded a $22,000 reduction in its unreserved foreign net deferred tax asset. In addition, the Company reduced its fully reserved foreign deferred tax asset and corresponding valuation reserve by $817,000.
     In 2006, DATATRAK reported a net operating loss which placed the Company in a three year cumulative loss position. This cumulative loss resulted in sufficient negative evidence to require a full valuation allowance against the Company’s net U.S. deferred tax assets. The tax provision in 2006 primarily resulted from the reinstatement of the Company’s U.S. and German valuation allowances.
     For the three years ending December 31, 2005, the Company realized taxable income of approximately $1,900,000 on a cumulative basis. Prior to 2005, DATATRAK provided a full valuation reserve on its deferred tax assets which consisted primarily of net operating loss carryforwards from prior years, but given DATATRAK’s ability to generate a substantial profit for this three year period, management believed that a full valuation allowance on DATATRAK’s deferred tax assets was no longer necessary at December 31, 2005. The tax benefit in 2005 resulted primarily from the reversal of the Company’s valuation allowance.
     At December 31, 2007 the Company had a net operating loss carryforward of approximately $29,539,000 for United States income tax purposes. An equity transaction completed on January 7, 2002 has limited the Company’s net operating loss carryforwards, incurred prior to that date, to a maximum amount of approximately $1,000,000 per year, under Section 382 of the Internal Revenue Code. All of the Company’s United States net operating loss carryforwards will begin expiring in the year 2018 and will be fully expired in the year 2027. The Company also has a net operating loss carryforward of approximately 5,728,000 euro for German income tax purposes with no expiration date.

     As part of the ClickFind acquisition in 2006, DATATRAK acquired $6,040,000 of amortizable intangible assets. The amortization expense related to these intangible assets is not deductible for income tax purposes. The Company will use its net operating loss carryforwards to offset these deferred tax liabilities, which the Company will realize fully by 2013.
     The significant components of the Company’s deferred tax assets, stated in U.S. dollars, are as follows:

	December 31,
	2007	2006
Deferred tax assets:
U.S. net operating loss carryforwards	$10,043,000	$7,038,000
Foreign net operating loss carryforwards	2,284,000	3,729,000
Alternative minimum tax credit carryforward	123,000	122,000
Allowances and accruals	71,000	115,000
Depreciation and amortization	212,000	116,000

	12,733,000	11,120,000
Valuation allowance	(11,334,000)	(9,261,000)

Gross deferred tax assets recorded	$1,399,000	$1,859,000

     At December 31, 2007, the Company had $999,000 of deferred tax liabilities related to future amortization expense of intangible assets that is not deductible for income tax purposes.
     At December 31, 2007, a valuation allowance of approximately $11,334,000 remains against DATATRAK’s deferred tax assets, which consist primarily of net operating loss carryforwards for both U.S. and foreign income taxes. Of the $11,334,000 total allowance, approximately $9,116,000 is recorded against the portion of DATATRAK’s deferred tax assets that represent net operating loss carryforwards for U.S. income taxes, and approximately $1,884,000 is recorded against the portion of DATATRAK’s deferred tax assets that represent net operating loss carryforwards for German income taxes. The remaining $334,000 valuation allowance is provided for other non-current deferred tax assets.
     In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertain tax positions recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation was effective for the Company on January 1, 2007. There was no impact upon adoption; however, the Company recorded a FIN No. 48 liability of $130,000 in the fourth quarter of 2007 as explained above.
6. Employee Terminations
     During the year ended December 31, 2007, the Company recorded a charge of $915,000 for severance benefits and stay bonuses due to 45 terminated employees. As of December 31, 2007, $523,000 of these costs remained unpaid. The majority of the unpaid severance will be paid prior to July 1, 2008.
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

7. Long-term Debt
     Long-term debt at December 31, 2007 and December 31, 2006 is summarized below:

	December	December
	31, 2007	31, 2006
Insurance note payable	$—	$74,000
Notes payable — ClickFind (the “ClickFind Notes”).	3,425,000	4,000,000
Financing agreement with Oracle Credit Corporation (the “Oracle Agreement”)	143,000	234,000
Capital lease agreement with Dell Financial Services (the “Dell Agreement”)	357,000	238,000

	3,925,000	4,546,000
Less current maturities	672,000	734,000

	$3,253,000	$3,812,000

     The ClickFind Notes are held by certain former shareholders of ClickFind. They bear interest at prime plus 1% and remaining net principal payments are due in installments of $425,000 and $3,000,000 on February 1, 2008 and 2009, respectively. Of the $3,425,000, $2,269,000 is held by an executive officer of the Company who was the founder of ClickFind. Of the remaining $1,156,000 of ClickFind Notes, $851,000 is held by other current employees of the Company. The $425,000 due on February 1, 2008 was subsequently paid.
     In connection with the Datasci claim, an arrangement was entered into with certain former ClickFind shareholders for sharing of the expenses associated with that litigation. Under that arrangement, a certain portion of principal payments due under the notes would be used to offset a certain portion of the expenses related to the litigation. Of the $500,000 payment due on February 1, 2007, $79,000 was held by the Company to satisfy these expenses. As of December 31, 2007, an additional $75,000 has been recorded as a reduction to the notes payable reducing the February 1, 2008 installment to $425,000 from the original $500,000 payment due. In July 2007, DATATRAK settled its litigation related to Datasci’s patent infringement claim with no liability against the Company.
     The Oracle Agreement is for the purchase of certain computer equipment. The terms of the financing agreement require DATATRAK to make 36 monthly payments of $9,000, including accrued interest, beginning in July 2006 through June 2009.
     The Dell Agreements are for the purchase of certain computer equipment. The terms of the lease agreements require DATATRAK to make monthly payments, currently totaling $16,000, for the 36 month term of each lease. Certain of these leases include bargain purchase options while the more recent ones entered into include fair value purchase options at the end of the lease term.
     The Oracle Agreement and the Dell Agreement transactions totaling $229,000 and $256,000 for the years ended December 31, 2007 and 2006, respectively, are excluded from the Company’s condensed consolidated statement of cash flows.
     The following table sets forth the future minimum lease payments on the Oracle Agreement and Dell leases for the next five years and overall aggregate.

2008	2009	2010	2011	2012	Total
$300,000	$205,000	$35,000	—	—	$540,000

8. Operating Leases
     The Company leases certain office equipment and space. Rent expense relating to these operating leases was approximately $1,075,000, $795,000 and $588,000 in 2007, 2006 and 2005, respectively. Future minimum lease payments for the Company under non-cancelable operating leases as of December 31, 2007 are as follows:

Year Ending December 31,	Amount
2008	$936,000
2009	672,000
2010	539,000
2011	541,000
2012	463,000
Subsequent to 2012	—

$3,151,000

9. Line of Credit
     We have established a line of credit with a bank. This line allows us to borrow up to a certain percentage of our investments, as determined by the type of investment, held at the bank. As of December 31, 2007, $1,980,000 was available to be borrowed. The line of credit bears interest at rates based on the prime rate, and is payable on demand. We had no amounts outstanding against the line of credit at December 31, 2007 or 2006.
10. Shareholders’ Equity
     In March of 2007, the Company completed a private placement financing with a group of institutional investors. In connection with this financing, the Company sold 1,986,322 common shares at a price of $4.75 per share. The terms of the financing included the issuance of five-year warrants to purchase a total of 297,948 common shares at $6.00 per share to investors in the private placement, and the issuance of five-year warrants to purchase a total of 29,795 common shares at $6.00 per share to the placement agents who assisted the Company in the private placement. The net proceeds from the sale of the common shares were approximately $8,648,000 (after deducting offering related expenses). The proceeds were allocated between common shares and common share warrants based on their relative fair values. All the warrants are outstanding as of December 31, 2007.
     In connection with March 2007 financing, we granted registration rights for the purchased common shares and the common shares issuable upon exercise of the warrants. The registration rights agreement specifies filing and “effectiveness” deadlines and requires the Company to, except under certain limited circumstances, keep the registration statement effective until certain threshold dates. The registration rights agreement also requires the Company to maintain (e.g. maintenance requirement) a sufficient number of common shares to satisfy all the warrants if they were exercised now or in the future. DATATRAK has sufficient authorized, unregistered common shares to permit exercise of the warrants. Accordingly, the Company classified the warrants as equity instruments. On April 13, 2007, the Company filed its S-3 registration statement to register sufficient common shares to cover the purchased common shares and the common shares issuable upon exercise of the warrants issued as part of the private placement financing. The registration statement was declared effective on May 14, 2007 by the Securities and Exchange Commission.
     In the event the Company fails to meet the registration maintenance requirement, DATATRAK will have to pay each holder an amount equal to 1.0% of the aggregate purchase price for each month of such failure. The aggregate amount of these “registration failure payments” will not exceed a total of 10% of the aggregate purchase price of the shares. The Company believes it is not probable that it will be required to pay a registration failure payment and thus has not recorded a liability with respect to the registration payment arrangement.
     In December 2007, 141,399 warrants expired which had an exercise price of $9.60 per share. There are 343,423 warrants outstanding at December 31, 2007 which have original terms of 5 years and exercise prices ranging from $3.20 to $6.00 per share.

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
     Pursuant to the Omnibus Plan, a total of 35,000 and 21,364 restricted common shares were granted to three key employees in 2007 and 2006, respectively. Awards granted to key employees vest ratably over a period of 24 and 12 months following the grant date for the 2007 and 2006 restricted stock grants, respectively. The weighted-average grant-date fair value of restricted stock awards granted during 2007 and 2006 was $4.53 and $4.65, respectively. No restricted stock awards were granted in 2005.
     The following table summarizes the status of restricted stock awards as of December 31, 2007 and 2006, and changes during the year then ended:

		Weighted-
		Average
	Number	Grant-Date
	of Shares	Fair Value
Restricted stock awards at January 1, 2006	-0-	$-0-
Granted	21,364	4.65
Vested	-0-	-0-
Forfeited	-0-	-0-
Restricted stock awards at December 31, 2006	21,364	4.65
Granted	35,000	4.53
Vested	(21,364)	4.65
Forfeited	-0-	-0-
Restricted stock awards at December 31, 2007	35,000	$4.53
     We recognize compensation expense related to restricted stock awards on a straight-line basis over the vesting periods. As of December 31, 2007, there was $109,000 of unrecognized compensation cost related to non-vested restricted stock awards. We expect to recognize $79,000 of that cost in 2008 and the remaining $30,000 in 2009. The fair value of restricted stock awards that vested during 2007 was $99,400.
     During the fourth quarter of 2007, the Board of Directors decided that it would be in the best interest of the Company to conserve cash by modifying its then existing director compensation program which consisted of payments in the form of cash and vested stock to non-employee Directors. Under the prior model of the director compensation program, in consideration of their services to the Company, each non-employee member of the Board of Directors received, in addition to certain cash payments, an annual compensation grant of $16,000 worth of fully-vested common shares. In addition, non-employee Directors received additional awards of common shares as compensation for attendance at Board and Committee meetings, as well as for chairing a Committee of the Board.

     During the year ended December 31, 2007, non-employee Directors were awarded 33,323 common shares. Stock compensation expense of $136,000 was recorded in 2007 as a result of the common shares granted under the previous model of the director compensation program.
     During the year ended December 31, 2006, non-employee Directors were awarded 25,104 common shares. Stock compensation expense of $153,000 was recorded in 2006 as a result of the common shares granted under the previous model of the director compensation program.
Reserved Shares
     At December 31, 2007, the Company had reserved 1,655,033 common shares for the exercise of common share options and warrants. Of the 1,655,033 reserved shares, 205,500 shares are reserved for future grants under the Company’s previously established share option plans. Because the Omnibus Plan was approved, the 205,500 common share options that could have been granted pursuant to the Company’s previously established share option plans are not expected to be granted.
     In addition, at December 31, 2007 the Company had reserved 187,000 common shares for future awards and 42,000 for the exercise of stock options pursuant to the Omnibus Plan.
Serial Preferred Shares
     At December 31, 2007 and 2006, the Company had 1,000,000 Serial Preferred Shares, without par value, authorized, with none outstanding.
Treasury Shares
     At December 31, 2007 and 2006, the Company held 3,300,000 of its common shares in treasury at a cost of $20,188,308.
Shareholder Rights Plan
     Effective September 5, 2007, in connection with the adoption of the rights agreement between the Company and National City Bank as Rights Agent dated September 5, 2007 (the “Rights Agreement”), the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding common share, payable to the Company’s shareholders of record as of September 17, 2007 (the “Record Date”). Each Right entitles the registered holder of the common shares on the Record Date to buy one one-hundredth of a share of Series A Junior Participating Preferred stock (a “Preferred Share”) at an exercise price of $11.70, subject to adjustment as provided in the Rights Agreement.
     The Rights are not exercisable until the earlier to occur of (i) ten (10) days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 15% or more of the Company’s outstanding common shares or (ii) ten (10) business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the Company’s outstanding common shares (the earlier of such dates being called the “Distribution Date”).
     Until the Rights are exercised, the holder has no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends. Except as provided for in the Rights Agreement, the Rights shall not be traded separately from the common shares and will expire on the earliest of (i) the close of business on September 5, 2017, (ii) the time at which the Rights are redeemed or (iii) the time at which such Rights are exchanged. Pursuant to the Rights Agreement, the purchase price payable and number of Preferred Shares issuable upon exercise of the Rights are subject to adjustment from time to time to prevent dilution upon the occurrence of certain events such as a stock dividend on, or a subdivision, combination or reclassification of the Preferred Shares.

11. Share Option Plans
     The Company has three share option plans with unexpired options that may be exercised by the holders of such options. At December 31, 2007, the Company had reserved 1,311,610 common shares for the exercise of options outstanding and future option grants. The Company has granted 2,538,661 options to purchase common shares to employees, directors and others of which 1,432,551 have been previously exercised. There are 205,500 options to purchase common shares available for future grants; however, no future option grants are expected to be made under the Company’s share option plans. All future grants are expected to be made under the Company’s Omnibus Plan. The weighted-average remaining contractual life of all options outstanding was 3.9 years as of December 31, 2007.
     The Amended and Restated 1996 Outside Directors’ Stock Option Plan, as amended ( the “1996 Director Plan”) was established by the Company to provide common share options as compensation to directors of the Company. This option plan terminated on September 20, 2006 and as a result no future option grants can be made from this plan. All options outstanding at the time of the termination of the 1996 Director Plan shall continue in full force and effect in accordance with and subject to the terms and conditions of the Plan. Certain options, as approved by the Company’s shareholders, were granted under the 1996 Director Plan at exercise prices below the market value of a common share on the date of approval. All compensation expense related to these common share options has been previously recognized by the Company. All other options granted under the 1996 Director Plan have been granted at exercise prices that represented the fair market value of a common share on the date of grant. Vesting of options awarded under the 1996 Director Plan ranged from 6 to 36 months. All options granted under the 1996 Director Plan expire ten years after the grant date. At December 31, 2007 there were 55,000 options outstanding under the 1996 Director Plan, all of which were 100% vested. These options had a weighted-average remaining contractual life of 0.5 years and a weighted-average exercise price of $2.81.
     The Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan (the “1996 Plan”) provides for the granting of options to purchase common shares to key employees and consultants of the Company and its affiliates. This option plan terminated on February 29, 2007 and as a result no future option grants can be made from this Plan. All options outstanding at the time of the termination of the 1996 Plan shall continue in full force and effect in accordance with and subject to the terms and conditions of the Plan. During 2000, common share options totaling 116,031 were granted at exercise prices of less than the fair market value of a common share on the date of grant. All other options granted under the 1996 Plan have been granted at exercise prices that represented the fair market value of a common share on the date of grant. Vesting of options awarded under the 1996 Plan ranges from two to four years, as determined by the Board of Directors’ Compensation Committee, and all options granted under the 1996 Plan expire ten years after the grant date. At December 31, 2007 there were 525,360 options outstanding under the 1996 Plan of which 480,135 were 100% vested. These options had a weighted-average remaining contractual life of 4.4 years and a weighted-average exercise price of $3.74. Unrecognized compensation expense related to the 45,225 unvested options was $153,000 at December 31, 2007 of which $147,000 and $6,000 are expected to be recognized in 2008 and 2009, respectively.
     The Amended and Restated Outside Director Stock Option Plan (the “Director Plan”) provides for the granting of options to purchase common shares to outside directors of the Company. Certain options approved by Company’s Board of Directors and its shareholders have been granted at exercise prices below the market value of a common share on the grant date in 2000. All compensation expense related to these common share options has been previously recognized by the Company. All other options granted under the Director Plan have been granted at exercise prices that represented the fair market value of a common share on the date of grant. Options fully vest one year following the grant date. All options granted under the Director Plan expire ten years after the grant date. At December 31, 2007 there were 525,750 options outstanding under the Director Plan all of which were 100% vested. These options had a weighted-average contractual life of 3.8 years and a weighted-average exercise price of $2.93.

     The Company’s share option activity, excluding the Omnibus Plan, and related information for the year ended December 31, 2007 is summarized below:

		Weighted		Weighted Average
		Average Exercise	Aggregate	Remaining
	Options	Price	Intrinsic Value	Contractual Life
Outstanding at January 1, 2007	1,390,449	$3.52
Granted	-0-	-0-
Exercised	(99,783)	2.74	$133,000
Cancelled	(184,556)	5.20

Outstanding at December 31, 2007	1,106,110	$3.31	$(1,891,000)	3.9 Years

Vested or expected to vest at December 31, 2007	1,094,630	$3.31	$(1,871,000)	3.8 Years

Exercisable at December 31, 2007	1,060,885	$3.11	$(1,604,000)	3.9 Years

     The table above excludes 42,000 share options granted in 2007 under the Omnibus Plan. Under the new model of the director compensation program, non-employee Directors will receive stock options instead of common shares as compensation for their services to the Company. During the fourth quarter of 2007, the Company granted 42,000 options to Directors at a strike price of $2.20 per share. As a result, the Company recorded compensation expense of $71,400 in the fourth quarter of 2007. These options are fully vested with a weighted average remaining life of 9.9 years and have a negative intrinsic value of ($4,000) as of December 31, 2007.
     There were no options granted under the share option plans in 2006. During 2006, options totaling 173,064 were exercised at a weighted average price of $2.68 per share and had an aggregate intrinsic value of $520,000. Also during 2006, there were 56,378 options cancelled at a weighted average of $6.08 per share.
12. Retirement Savings Plan
     The Company sponsors The DATATRAK International, Inc. Retirement Savings Plan (the “Plan”) as defined by Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all United States employees who elect to participate. Participants may contribute their annual compensation into a variety of mutual fund options. Matching and profit sharing contributions by the Company are discretionary. The Company did not make any matching or profit sharing contributions in 2007, 2006 or 2005.
13. Net (Loss) Income Per Share
     The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended December 31,
	2007	2006	2005
Net (loss) income used in the calculation of basic and diluted (loss) income per share	$(10,853,503)	$(4,490,410)	$2,538,347

Denominator for basic net (loss) income per share — weighted average common shares outstanding	13,197,706	11,273,382	10,203,646
Effect of dilutive common share options and warrants	—	—	1,182,767

Denominator for diluted net (loss) income per share	13,197,706	11,273,382	11,386,413

Basic net (loss) income per share	$(0.82)	$(0.40)	$0.25

Diluted net (loss) income per share	$(0.82)	$(0.40)	$0.22

Weighted average common share options and warrants excluded from the computation of diluted net (loss) income per share because they would have an anti-dilutive effect on net (loss) income per share	1,680,505	1,721,305	14,904

14. Segment Information
     The Company operates in one business segment: the eClinical solutions business.
     Enterprise-Wide Disclosures
     Geographic Information

Year Ended December 31,	United States	Germany	Total
Revenue from external customers:
2007	$10,561,868	$—	$10,561,868
2006	17,690,336	—	17,690,336
2005	15,734,745	—	15,734,745
Net income (loss):
2007	$(6,216,583)	$(4,636,920)	$(10,853,503)
2006	340,921	(4,831,331)	(4,490,410)
2005	6,726,776	(4,188,429)	2,538,347
Long-lived assets, net at December 31,
2007	$14,770,246	$141,124	$14,911,370
2006	17,266,730	239,822	17,506,552

     Major Customers
     The following sets forth the percentage of revenue generated by customers who accounted for more than 10% of the Company’s revenue during each of the periods presented:

Customer	2007	2006	2005
Otsuka Research Institute	15%	44%	59%
Gilead	14%	*	*
Allergan	12%	*	*

*	Less than 10% of revenue.
15. Restricted Cash
     DATATRAK GmbH is required to provide a bank guarantee to the lessor of its office space equal to three months rent. The terms of the bank guarantee require DATATRAK GmbH to maintain a restricted cash balance of 59,000 Euros with the bank. The U.S. dollar equivalent of this amount was $87,000 and $78,000 at December 31, 2007 and 2006, respectively. The higher balance at December 31, 2007 compared to December 31, 2006 is solely due to currency fluctuation.
16. Quarterly Data (Unaudited)
     Selected quarterly data is as follows (in thousands):

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$3,542	$3,065	$2,116	$1,839
Gross profit	2,205	1,845	1,055	874
Loss from operations	(1,840)	(2,999)	(3,497)	(2,632)
Net loss	(1,895)	(2,966)	(3,506)	(2,487)
Basic net loss per share	(0.16)	(0.22)	(0.26)	(0.18)
Diluted net loss per share	(0.16)	(0.22)	(0.26)	(0.18)
     During the second, third and fourth quarters of 2007, the Company recorded charges of $337,000, $386,000 and $192,000, respectively for severance benefits due to terminated employees. These charges were related to staff reductions of 45 employees.

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$4,501	$4,829	$4,374	$3,986
Gross profit	3,329	3,451	3,047	2,642
Loss from operations	(91)	(978)	(973)	(1,357)
Net loss	(81)	(702)	(1,326)	(2,381)
Basic net loss per share	(0.01)	(0.06)	(0.12)	(0.21)
Diluted net loss per share	(0.01)	(0.06)	(0.12)	(0.21)
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

17. Contingencies
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

Exhibit Index

Exhibit No.	Description	Page
2.1	Agreement and Plan of Merger among DATATRAK International, Inc., CF Merger Sub, Inc., ClickFind, Inc., each of the shareholders of ClickFind, Inc and Jim Bob Ward, dated February 13, 2006	(10)

3.1	Sixth Amended and Restated Articles of Incorporation	(1)

3.2	Third Amended and Restated Code of Regulations	(2)

3.3	Amendment to the Third Amended and Restated Code of Regulations	(2)

3.4	Amendment to the Third Amended and Restated Code of Regulations	(1)

4.1	Specimen Certificate of the Company’s Common Shares, without par value	(5)

4.2	Form of Warrant Agreement, dated August 8, 2003	(7)

4.3	Form of Promissory Note	(10)

4.4	Registration Rights Agreement among DATATRAK International, Inc. and the Cash and Securities Recipients, dated February 13, 2006	(10)

4.5	Rights Agreement, dated September 5, 2007, by and among the Company and National City Bank, as Rights Agent, which includes the Form of Rights Certificate as Exhibit A and the summary of Rights as Exhibit B	(15)

4.6	Form of Warrant, dated March 19, 2007	(14)

10.1	Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(4)

10.2	Amendment No. 1 to the Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(2)

10.3	Amendment No. 2 to the Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(2)

10.4	Amendment to the Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(2)

10.5	DATATRAK International, Inc. 2005 Omnibus Equity Plan*	(9)

10.6	Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(4)

10.7	Amendment No. 1 to the Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(2)

10.8	Amendment No. 2 to the Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(2)

10.9	Amendment No. 3 to the Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(2)

10.10	Amendment to the Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(2)

10.11	Amended and Restated Outside Director Stock Option Plan*	(8)

10.12	Form of Indemnification Agreement*	(3)

10.13	Employment Agreement between the Company and Jeffrey A. Green, dated February 5, 2001*	(12)

E-1

Exhibit No.	Description	Page
10.14	Employment Agreement between the Company and Terry C. Black, dated February 5, 2001*	(12)

10.15	Employment Agreement between the Company and Marc J. Shlaes dated March 5, 2003*	(2)

10.16	Managing Director Employment Agreement between the Company and Wolfgang Summa, dated December 29, 2000*	(12)

10.17	Employment Agreement between the Company and Jim Bob Ward, dated February 13, 2006*	(10)

10.18	DATATRAK International, Inc. Retirement Savings Plan*	(6)

10.19	Limited Software License Agreement between DATATRAK International, Inc. and Jim Bob Ward, dated February 13, 2006	(10)

10.20	Security Agreement with KeyBank National Association and related Demand Master Promissory Note, each dated August 31, 2006	(13)

10.21	Securities Purchase Agreement by and among the Company and the Purchasers named on Schedule A(3) thereto, dated March 16, 2007	(14)

14.1	Code of Business Conduct and Ethics	(13)

14.2	Financial Code of Ethics	(7)

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Management compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended June 30, 2003 (File No. 000-20699).

(2)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2002 (File No. 000-20699).

(3)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement filed on March 8, 1996, as amended by Amendment No. 1 filed on May 10, 1996 and as amended by Amendment No. 2 filed on June 10, 1996 (File No. 333-2140).

(4)	Incorporated herein by reference to the Company’s Form S-8 Registration Statement filed on November 13, 1996 (File No. 333-16061).

(5)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2004 (File No. 000-20699).

E-2

(6)	Incorporated herein by reference to the Company’s Form S-8 Registration Statement filed on April 30, 1997 (File No. 333-26251).

(7)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2003 (File No. 000-20699).

(8)	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended June 30, 2004 (File No. 000-20699).

(9)	Incorporated herein by reference to the Company’s current report on Form 8-K dated July 22, 2005 (File No. 000-20699).

(10)	Incorporated herein by reference to the Company’s current report on Form 8-K dated February 13 2006 (File No. 000-20699).

(11)	Incorporated herein by reference to the Company’s Form 8-A filed on September 19, 1997 (File No. 000-20699).

(12)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2005 (File No. 000-20699).

(13)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2006 (File No. 000-20699).

(14)	Incorporated herein by reference to the Company’s current report on Form 8-K dated March 20, 2007 (File No. 000-20699).

(15)	Incorporated herein by reference to the Company’s current report on Form 8-K dated September 11, 2007 (File No. 000-20699).

E-3