Form 10-Q
period 2008-03-31
DATATRAK INTERNATIONAL INC
filed 2008-05-12
CIK 886530

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
The number of Common Shares, without par value, outstanding as of April 30, 2008 was 13,716,901.

Part I. Financial Information
Item 1 — Financial Statements
DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note A)
ASSETS
Current assets
Cash and cash equivalents	$3,445,342	$1,919,316
Short-term investments	2,505,518	6,595,045
Accounts receivable, net	1,395,989	1,070,688
Deferred tax asset — current	71,200	71,200
Prepaid expenses and other current assets	378,204	451,222

Total current assets	7,796,253	10,107,471
Property and equipment
Equipment	2,657,580	2,663,021
Software	6,327,162	6,325,496
Leasehold improvements	696,571	696,571

	9,681,313	9,685,088
Less accumulated depreciation	6,467,244	6,150,289

	3,214,069	3,534,799
Other assets
Restricted cash	93,349	87,021
Deferred tax asset	1,230,500	1,327,800
Deposit	39,549	39,549
Other intangible assets, net of accumulated amortization	333,808	520,458
Goodwill	10,856,113	10,856,113

	12,553,319	12,830,941

Total assets	$23,563,641	$26,473,211

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$594,314	$415,415
Notes payable	251,541	246,627
Current portion of long-term debt	3,000,000	425,304
Accrued expenses	1,599,717	1,607,261
Deferred revenue	1,007,121	1,277,276

Total current liabilities	6,452,693	3,971,883
Long-term liabilities
Long-term debt	182,541	3,252,962
Deferred revenue — long-term	1,575,000	1,680,000
Deferred tax liability	916,700	999,000

Total long-term liabilities	2,674,241	5,931,962
Shareholders’ equity
Serial Preferred Shares, without par value, 1,000,000 shares authorized, none issued	—	—
Common Shares, without par value, authorized 25,000,000 shares; issued 17,016,901 shares as of March 31, 2008 and 17,016,901 shares as of December 31, 2007; outstanding 13,716,901 shares as of March 31, 2008 and 13,716,901 shares as of December 31, 2007	79,723,600	79,618,366
Treasury Shares, 3,300,000 shares at cost	(20,188,308)	(20,188,308)
Common Share warrants	1,191,284	1,191,284
Accumulated deficit	(46,002,087)	(43,769,202)
Foreign currency translation	(287,782)	(282,775)

Total shareholders’ equity	14,436,707	16,569,366

Total liabilities and shareholders’ equity	$23,563,641	$26,473,211

Note A:	The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenue	$2,088,229	$3,542,095

Direct costs	933,879	1,337,471

Gross profit	1,154,350	2,204,624

Selling, general and administrative expenses	2,856,600	3,422,671

Depreciation and amortization	522,426	622,403

Loss from operations	(2,224,676)	(1,840,450)

Interest income	59,740	70,192

Interest expense	66,567	98,669

Other loss	1,382	—

Loss before income taxes	(2,232,885)	(1,868,927)

Income tax expense	—	26,300

Net loss	$(2,232,885)	$(1,895,227)

Net loss per share:

Basic:
Net loss per share	$(0.16)	$(0.16)

Weighted-average shares outstanding	13,681,901	11,858,949

Diluted:
Net loss per share	$(0.16)	$(0.16)

Weighted-average shares outstanding	13,681,901	11,858,949

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating activities
Net loss	$(2,232,885)	$(1,895,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	522,426	622,403
Stock-based compensation	105,231	136,057
Accretion of discount on investments	(42,031)	(35,282)
Other	1,382	—
Changes in operating assets and liabilities:
Accounts receivable	(321,597)	351,551
Prepaid expenses and other current assets	75,280	106,320
Deferred taxes, net	15,000	26,300
Accounts payable and accrued expenses	141,424	(284,839)
Deferred revenue	(375,155)	63,120

Net cash used in operating activities	(2,110,925)	(909,597)
Investing activities
Purchases of property and equipment	(7,350)	(47,787)
Maturities of short-term investments	18,600,000	4,500,000
Purchases of short-term investments	(14,468,443)	(11,820,028)

Net cash provided by (used in) investing activities	4,124,207	(7,367,815)
Financing activities
Proceeds from exercise of stock option and warrants	—	30,384
Proceeds from issuance of common shares, net of paid issuance costs	—	8,916,105
Payments of long-term debt	(490,811)	(364,747)

Net cash provided by (used in) financing activities	(490,811)	8,581,742

Effect of exchange rate changes on cash	3,555	(21,241)

Increase in cash and cash equivalents	1,526,026	283,089
Cash and cash equivalents at beginning of period	1,919,316	3,019,184

Cash and cash equivalents at end of period	$3,445,342	$3,302,273

Unpaid share issuance costs	$—	$189,028

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of DATATRAK International, Inc. and subsidiaries (“DATATRAK” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that might affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
2. Risks and Uncertainties
     On February 13, 2006, the Company acquired all of the outstanding stock of ClickFind, Inc. (“ClickFind”), a company focused on the application of a unified technology platform for clinical trials. A portion of the purchase price consisted of $4,000,000 in notes payable (“ClickFind Notes”). As of May 8, 2008, the Company has a remaining balloon payment obligation under the ClickFind Notes in the amount of $3,000,000 that is due and payable February 1, 2009. Of the $3,000,000, $1,963,000 is held by an executive officer of the Company who was the founder of ClickFind. Of the remaining $1,037,000 of the ClickFind Notes, $763,000 is held by other current employees of the Company. The Company is continuing its efforts to renegotiate the payment terms for these notes. If the Company is not successful in renegotiating the payment terms with the note holders, or if the Company cannot obtain additional funding to meet this obligation, DATATRAK believes that it will not have available funds to meet the entire $3,000,000 obligation on February 1, 2009.
3. Fair Value Measurements
     On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” as required for financial assets and liabilities. The adoption of FAS No. 157 had no material impact on the Company’s financial position, results of operations or cash flows during the three months ended March 31, 2008. FAS No. 157 was effective January 1, 2008 for financial assets and liabilities and will be effective January 1, 2009 for non-financial assets and liabilities. The standard provides guidance for establishing a frame work for measuring fair values of assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The standard clarifies the principle that fair value should be based on the assumptions or inputs market participants would use when pricing the asset or liability. In support of this principle, FAS No. 157 establishes a three level hierarchy for fair value measurements based on the quality or transparency of inputs used to measure the fair value of an asset or liability at the measurement date.
     The three levels are defined as follows:
•	Level 1 (the highest priority) — inputs to the valuation methodology are quoted market prices (unadjusted) for identical financial assets or liabilities in active markets.

•	Level 2 — inputs to the valuation methodology include quoted market prices for similar assets and liabilities in active markets, and inputs that are observable for an asset or liability, either directly or indirectly, for substantially the full term of a financial instrument.

•	Level 3 (the lowest priority) — inputs to the valuation methodology are unobservable and significant to the fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing a financial instrument.

     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level or priority of input that is significant to the fair value measurement of the financial asset or liability.
     The Company’s only financial assets or liabilities subject to FAS No. 157 are its investments in cash equivalents and short-term investment instruments consisting primarily of corporate obligations in the form of commercial paper, grade A1 or better. Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.
     Cash equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents consist of various money market funds. The money market funds are recorded based on quoted market prices in active markets multiplied by the number of shares owned. The money market funds are classified in Level 1 of the valuation hierarchy.
     Short-term investments — The Company’s short-term investments consist primarily of corporate obligations in the form of commercial paper of the highest grade which have maturities of one year or less. There is a active market for these commercial paper securities at quoted market prices determined by the issuer of the commercial paper. The short-term investments are classified in Level 1 of the valuation hierarchy.
     The following table presents the financial instruments carried at fair value as of March 31, 2008 by caption on the consolidated balance sheet and by FAS No. 157 valuation hierarchy as described above.

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
Description	March 31, 2008	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Cash Equivalents - Money Market Funds	$1,992,000	$1,992,000	$—	$—

Short-term Investments - Corporate Obligations (Commercial Paper) and Corporate Stock	2,506,000	2,506,000	—	—

Total	$4,498,000	$4,498,000	$—	$—

4. Net Loss Per Share
     The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended March 31,
	2008	2007
Net loss used in the calculation of basic and diluted earnings per share	$(2,232,885)	$(1,895,227)

Denominator for basic net loss per share — weighted-average common shares outstanding	13,681,901	11,858,949
Effect of dilutive common share options and warrants	—	—

Denominator for diluted net loss per share	13,681,901	11,858,949

Basic net loss per share	$(0.16)	$(0.16)

Diluted net loss per share	$(0.16)	$(0.16)

Weighted-average common share options and warrants excluded from the computation of diluted net loss per share because they would have an anti-dilutive effect on net loss per share	1,486,933	1,548,463

5. Comprehensive Loss
     The following table sets forth comprehensive loss.

	Three Months Ended March 31,
	2008	2007
Net loss	$(2,232,885)	$(1,895,227)
Foreign currency translation	(5,007)	(18,464)

Comprehensive loss	$(2,237,892)	$(1,913,691)

6. Shareholders’ Equity
     There are 343,423 warrants outstanding at March 31, 2008 which have original terms of 5 years and exercise prices ranging from $3.20 to $6.00 per share. Of the 343,423 warrants outstanding, 15,680 with an exercise price of $3.20 per share are scheduled to expire in August 2008.
     During the three months ended March 31, 2008, no options were exercised, 6,750 options expired, 42,711 options were canceled and 42,000 options were granted.
     In March 2007, the Company completed a private placement financing with a group of institutional investors. In connection with this financing, the Company sold 1,986,322 common shares at a price of $4.75 per share. The terms of the financing included the issuance of five-year warrants to purchase a total of 297,948 common shares at $6.00 per share to investors in the private placement, and the issuance of five-year warrants to purchase a total of 29,795 common shares at $6.00 per share to the placement agents who assisted the Company in the private placement. The net proceeds from the sale of the common shares were approximately $8,648,000 (after deducting offering related expenses). The proceeds were allocated between common shares and common share warrants based on their relative fair values. All the warrants are outstanding as of March 31, 2008 and 2007.
     In connection with the March 2007 financing, we also granted registration rights for the purchased common shares and the common shares issuable upon exercise of the warrants. The registration rights agreement specifies filing and “effectiveness” deadlines and requires the Company to, except under certain limited circumstances, keep the registration statement effective until certain threshold dates. The registration rights agreement also requires the Company to maintain (e.g. maintenance requirement) a sufficient number of common shares to satisfy all the warrants if they were exercised now or in the future. DATATRAK has sufficient authorized, unregistered common shares to permit exercise of the warrants. Accordingly, the Company classified the warrants as equity instruments at March 31, 2008 and 2007. On April 13, 2007, the Company filed its S-3 registration statement to register sufficient common shares to cover the purchased common shares and the common shares issuable upon exercise of the warrants issued as part of the private placement financing. The registration statement was declared effective on May 14, 2007 by the Securities and Exchange Commission.
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
7. Operating Leases
     The Company leases certain office equipment and space. Future minimum lease payments for the Company under non-cancelable operating leases as of March 31, 2008 are as follows:

Twelve Months ended March 31,	Amount
2009	$930,000
2010	610,000
2011	555,000
2012	561,000
2013	334,000
Subsequent to March 31, 2013	—

$2,990,000

8. Income Taxes
     Income tax expense consists of the following:

	Three Months Ended March 31,
	2008	2007
Current — U.S.	$(15,000)	$—
Deferred — foreign	15,000	26,300

	$—	$26,300

     A reconciliation of income tax expense at the U.S. federal statutory rate to the effective income tax rate is as follows:

	Three Months Ended March 31,
	2008	2007
Income tax benefit at the United States statutory rate	$(759,200)	$(635,400)
Change in valuation allowance	886,600	587,800
Foreign tax credit	(115,600)	—
Change in FIN No. 48 liability	(15,000)	—
Foreign taxes	(1,900)	26,300
Non-deductible permanent differences	5,100	47,600

	$—	$26,300

     For the three months ended March 31, 2008, the Company’s pretax loss was $2,233,000. Due to uncertainty regarding the realization of the deferred tax asset resulting from this loss, DATATRAK provided for a full valuation allowance against these deferred tax assets, except for a portion of the foreign deferred tax asset that is unreserved. The deferred foreign tax provision in 2008 and 2007 resulted from the use of foreign net operating losses to reduce foreign taxable income.
     During the first quarter of 2008, the Company received the German tax audit report associated with the German tax audit of the Company’s German subsidiary for the years 2003 through 2005. The report concluded that the 2003 loss was disallowed and should be classified as a constructive dividend. As a result, the estimated tax assessment due to the German tax authority was $115,000 and the corresponding FIN No. 48 liability of $130,000 recorded at December 31, 2007 was adjusted to $115,000 at March 31, 2008.
9. Long-Term Debt
     Long-term debt at March 31, 2008 and December 31, 2007 is summarized below:

	March 31,	December 31,
	2008	2007
Notes payable — the ClickFind Notes	$3,000,000	$3,425,000
Financing agreement with Oracle Credit Corporation (the “Oracle Agreement”)	119,000	143,000
Capital lease agreements with Dell Financial Services (the “Dell Agreements”)	315,000	357,000

	3,434,000	3,925,000
Less current maturities	3,251,000	672,000

	$183,000	$3,253,000

     The ClickFind Notes are held by certain former shareholders of ClickFind. They bear interest at prime plus 1% and the remaining balloon principal payment of $3,000,000 is due on February 1, 2009. Of the $3,000,000, $1,963,000 is held by an executive officer of the Company who was the founder of ClickFind. Of the remaining $1,037,000 of ClickFind Notes, $763,000 is held by other current employees of the Company.
     In connection with the Datasci claim, an arrangement was entered into with certain former ClickFind shareholders for sharing of the expenses associated with that litigation. Under that arrangement, a certain portion of principal payments due under the notes would be used to offset a certain portion of the expenses related to the litigation. The two $500,000 principal payments due on February 1, 2007 and 2008 were partially offset by $79,000 and $75,000, respectively, for expenses related to the Datasci litigation. In July 2007, DATATRAK settled its litigation related to Datasci’s patent infringement claim with no liability against the Company
     The Oracle Agreement is for the purchase of certain computer equipment. The terms of the financing agreement require DATATRAK to make 36 monthly payments of $9,000, including accrued interest, beginning in July 2006 through June 2009.

     The Dell Agreements are for the purchase of certain computer equipment. The terms of the lease agreements require DATATRAK to make monthly payments, currently totaling $16,000, for the 36 month term of each lease. Certain of these leases include bargain purchase options while the more recent ones entered into include fair value purchase options at the end of the lease term.
     The Oracle Agreement and the Dell Agreement transactions totaling $87,000 for the first three months of 2007 are excluded from the Company’s condensed consolidated statement of cash flows. There were no such agreements entered into during the first three months of 2008.
10. Employee Terminations
     Significant employee terminations took place in the second, third and fourth quarters of 2007. As a result, the Company accrued severance charges for severance benefits and stay bonuses due to terminated employees in those periods. Reconciliations of the Company’s accrued severance balances for the first quarters ended March 31, 2008 and 2007 are as follows:

	Accrued Severance
	Reconciliation
Description	2008	2007
Accrued severance at 12/31	$523,000	$7,000
First quarter charges	29,000	—
First quarter payments	(224,000)	(7,000)

Accrued severance at 3/31	$328,000	$—

     The Company accounts for termination benefits in accordance with SFAS No. 146, “ Accounting for the Cost of Exit or Disposal Activities” which requires that termination benefit expenses be recorded ratably over the period during which employees must provide future services in order to obtain the benefit.
11. Restricted Cash
     The Company’s wholly owned subsidiary, DATATRAK GmbH, is required to provide a bank guarantee to the lessor of its office space equal to three months of rent. The terms of the bank guarantee require DATATRAK GmbH to maintain a restricted cash balance of 59,000 euros with the bank. The U.S. dollar equivalent of this amount was $93,000 at March 31, 2008 and $87,000 at December 31, 2007. The higher balance at March 31, 2008 compared to December 31, 2007 is solely due to currency fluctuation.
12. Software Development Costs
     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Such costs are amortized over the lesser of three years or the economic life of the related product. The net carrying value for capitalized software development costs was $2,351,000 and $2,504,000 as of March 31, 2008 and December 31, 2007, respectively. The Company performs a review of the recoverability of such capitalized software costs when impairment indicators arise. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any impairment amounts are expensed.
     Research and development expenses included in selling, general and administrative expenses were $471,000 and $669,000 for the three months ended March 31, 2008 and 2007, respectively.
13. Goodwill and Finite-Lived Tangible and Intangible Assets
     As a result of consecutive quarterly operating losses since the first quarter of 2006 and forecasted continuing operating losses based on current sales trends, the Company determined that impairment indicators existed as of March 31, 2008. The Company conducted interim impairment testing of its goodwill and finite-lived tangible and intangible assets as of this date and determined that no impairment occurred.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information set forth and discussed below for the three month period ended March 31, 2008 is derived from, and should be read in conjunction with, the condensed consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.
General
     DATATRAK is a provider of software and other related services, commonly referred to as an application service provider, or ASP. DATATRAK’s customers use the software known as DATATRAK EDC(R) and DATATRAK eClinical(TM) to collect and transmit clinical trial data, commonly referred to as electronic data capture, or EDC. The Company’s services assist companies in the clinical pharmaceutical, biotechnology, contract research organization and medical device industries, in accelerating the completion of clinical trials. Approximately 25% of the Company’s assets, or $5,951,000, is held in cash, cash equivalents and short-term investments, and goodwill accounts for approximately 46% or, $10,856,000, of the Company’s total assets. The Company is continuing to enhance and commercialize its business and software, and anticipates that its operating results may fluctuate significantly from period to period. There can be no assurance of the Company’s long-term future prospects. Our future success is dependent on market acceptance of EDC in general as an alternative to the traditional paper method of collecting clinical trial data and acceptance of our software products specifically.
     On February 13, 2006, we acquired all of the outstanding stock of ClickFind, a company focused on the application of a unified technology platform for clinical trials, located in Bryan, Texas. As a result of the acquisition, we believe we have the most extensive software suite in the clinical trials industry. A portion of the purchase price consisted of $4,000,000 in notes payable (“ClickFind Notes”) with principal payments due in installments of $500,000, $500,000 and $3,000,000 on February 1, 2007, 2008 and 2009, respectively. As of May 8, 2008, the Company has a remaining balloon payment obligation under the ClickFind Notes in the amount of $3,000,000 that is due and payable February 1, 2009. The Company is continuing its efforts to renegotiate the payment terms for these notes. If we are unable to renegotiate the ClickFind Notes or raise additional capital we do not believe we will be able to meet our February 1, 2009 obligation, which would have a material adverse effect on our business, financial condition and results of operations. Of the $3,000,000 outstanding ClickFind Notes payable balance, $1,963,000 is held by an executive officer of the Company who was the founder of ClickFind and of the remaining $1,037,000, $763,000 is held by other current employees of the Company.
     DATATRAK recognizes revenue in accordance with Staff Accounting Bulletin 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product or service has occurred; the fee is fixed or determinable; and collectibility is probable. DATATRAK’s contracts provide a fixed price for each element to be delivered, and revenue is recognized as these multiple-elements are delivered. The Company determines the price of items included in multiple-element arrangements using objective, reliable evidence of fair value. This evidence is based on the vendor-specific per element price the Company would sell an item for on a standalone basis or other methods allowable under EITF No. 00-21. DATATRAK recognizes revenue based on the performance or delivery of the following specified services or components of its contracts in the manner described below:
•	Enterprise license revenue is recognized ratably over the life of the license agreement.

•	Project management and data management (design, report and export) service revenue is recognized proportionally over the life of a contract as services are performed, based on the contractual billing rate per hour for those services.

•	Data items revenue is earned based on a price per data unit as data items are entered into our hosting facility.

•	Classroom training services revenue is recognized as classroom training is completed, at rates based on the length of the training program.

•	Internet-based training services revenue is recognized on a per user basis as self-study courses are completed.

•	Help desk revenue is recognized based on a monthly price per registered user or site under the contract.
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
     Backlog consists of anticipated revenue from authorization letters to commence services and signed contracts yet to be completed. Potential contracts or authorization letters that have passed the verbal stage, but have not yet been signed, are excluded from backlog. At March 31, 2008, DATATRAK’s backlog was $13,894,000 compared to $13,040,000 at December 31, 2007. DATATRAK’s individual trial contracts can be cancelled or delayed at anytime. Approximately 80% of the Company’s March 31, 2008, backlog is individual contracts and subject to being cancelled or delayed at anytime. The Company’s individual contract backlog, at any point in time, is not an accurate predictor of future levels of revenue. As a result of DATATRAK’s transactional and service-based business model combined with the dynamic nature of the clinical trials market where changes in scope are common, backlog has historically not been an accurate predictor of short-term revenue.
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
     A summary of the Company’s critical accounting policies related to revenue recognition, software development costs, stock-based compensation, goodwill and finite-lived tangible and intangible assets and income taxes can be found in the Company’s Annual Report on Form 10-K, filed on March 17, 2008, (“Annual Report”) under the heading “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations
     Three months ended March 31, 2008 compared with three months ended March 31, 2007
     Revenue for the three months ended March 31, 2008 decreased $1,454,000, or 41.1%, to $2,088,000, as compared to $3,542,000 for the three months ended March 31, 2007. During the first quarter of 2008, DATATRAK recorded revenue related to 93 contracts compared to 122 contracts during the three months ended March 31, 2007. For the three months ended March 31, 2008, $1,734,000 of revenue was the result of contracts that were in backlog at December 31, 2007, $201,000 was the result of new business signed since January 1, 2008, and $153,000 was the result of contracts acquired from ClickFind. During the first quarter of 2008, the Company commenced two significant multi-year enterprise license agreements and recognized $138,000 of revenue from those agreements. The Company will continue to recognize revenue on these enterprise license agreements ratably over the life of each respective license period. For the first quarter of 2007, $3,181,000 of revenue was generated from contracts that were in backlog at December 31, 2006, $119,000 of revenue was the result of new business signed since January 1, 2007, and $242,000 was the result of contracts acquired from ClickFind. The reduction in revenue for the three months ended March 31, 2008, compared to the same prior year three month period was also impacted by a significant decrease attributable to one client, Otsuka Research Institute, which accounted for 5% of our total revenue in the first quarter of 2008 compared to 24% of total revenue in the first quarter of 2007. We believe less than 10% of our total 2008 revenue will come from Otsuka.
     We have previously disclosed that we have experienced significant trial delays from certain clients during the second half of 2007 regarding nine trials. In the 2008 first quarter, one client with two of the nine delayed trials canceled both trials. As a result of these cancellations, we reduced our backlog by approximately $900,000. We will be required to refund approximately $220,000 of unearned start-up fees in 2008 related to these cancellations. Also in the 2008 first quarter, another client with two of the nine delayed trials entered into an $800,000 three-year enterprise agreement with us. As part of the agreement, the two delayed trials were exchanged with two current trials resulting in a minimal increase to backlog. We increased our backlog by $800,000 in the 2008 first quarter for the enterprise agreement. The remaining five delayed trials represent $1,297,000 of our March 31, 2008, backlog of $13,894,000, or approximately 9%. We expect at least one of the five trials to begin generating revenue in 2008.

     We experienced significant turnover in our sales team during 2007, however, we continue our efforts to enhance our sales and marketing organization. Six of the Company’s current ten person sales and marketing staff have been with DATATRAK approximately a year or less. The Company replaced its Vice President of Marketing and Sales in June 2007 and added a Director of Marketing in the third quarter of 2007 to aggressively pursue sales growth in future periods.
     Direct costs of revenue, mainly personnel costs, were $934,000 and $1,337,000 during the three months ended March 31, 2008 and 2007, respectively. The net decrease of $403,000, or 30.2%, was primarily due to lower payroll and benefit costs of $361,000. DATATRAK’s gross margin decreased to 55.3% for the three months ended March 31, 2008 compared to 62.2% for the three months ended March 31, 2007 primarily as a result of a 41.1% decrease in revenue. Gross margin was unfavorably impacted by a higher exchange rate between the U.S. dollar and the euro compared to the first quarter of 2007. Direct costs for our German subsidiary, primarily wages, are paid in euro and converted to U.S. dollars for consolidated financial reporting purposes using the average exchange rate for the period. Our gross margin would have been 56.8% for the first quarter of 2008, compared to the actual 55.3%, had the exchange rate between the U.S. dollar and the euro remained constant year-over-year. Approximately 30% of our direct costs are subject to exchange rate fluctuation between the U.S. dollar and the euro. The average exchange rate between the U.S. dollar and the euro increased from approximately 1.310 in the first quarter of 2007 to approximately 1.498 in the first quarter of 2008. Additional increases in the exchange rate between the U. S. dollar and the euro will have an adverse effect on our financial condition and our results of operations for 2008 as compared to 2007.
     Selling, general and administrative expenses (“SG&A”) include all administrative personnel costs, business and software development costs, and all other expenses not directly chargeable to a specific contract. SG&A expenses decreased by $566,000, or 16.5% to $2,857,000 from $3,423,000 for the three months ended March 31, 2008 and 2007, respectively. Staff and other payroll costs decreased $210,000 primarily as a result of staff reductions. In addition, advertising and travel expenses decreased $237,000 for the three months ended March 31, 2008 compared to the same period ended March 31, 2007 primarily as a result of eliminating certain marketing programs.
     SG&A expenses were unfavorably impacted by $57,000 as a result of a higher exchange rate between the U.S. dollar and the euro compared to the first quarter of 2007. Approximately 15% of our SG&A expenses are subject to exchange rate fluctuation between the U.S. dollar and the euro. The average exchange rate between the U.S. dollar and the euro increased from approximately 1.310 in the first quarter of 2007 to approximately 1.498 in the first quarter of 2008. Additional increases in the exchange rate between the U. S. dollar and the euro will have an adverse effect on our financial condition and our results of operations for 2008 as compared to 2007.
     Depreciation and amortization expense decreased $100,000, or 16.1%, from $522,000 for the three months ended March 31, 2008 compared to $622,000 for the three months ended March 31, 2007. The decrease consists of a $40,000 reduction in the amortization on the non-compete intangible asset and a $60,000 reduction in depreciation expense due to the increasing number of fixed assets that became fully depreciated since March 2007.
     Interest expense decreased by $32,000 to $67,000, in the first quarter of 2008 from $99,000 in the first quarter of 2007 primarily from a reduction in the ClickFind Notes outstanding principal balance.
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
     In March of 2007, we completed a private placement financing with a group of institutional investors. In connection with this financing, we sold 1,986,322 common shares at a price of $4.75 per share. The terms of this financing included the issuance of five-year warrants to purchase a total of 297,948 common shares at $6.00 per share to investors in the private placement, and the issuance of five-year warrants to purchase a total of 29,795 common shares at $6.00 per share to the placement agents who assisted the Company in the private placement. The net proceeds from the sale of the common shares were approximately $8,648,000 (after deducting the offering related expenses).
     On December 31, 2007, we received a significant customer receipt in the amount of $2.1 million from NTT DATA Corporation (NTT) in exchange for a five-year enterprise subscription license agreement. To date, we have not established a trend of multi-year large dollar subscription license agreements similar to the $2.1 million deal with NTT DATA Corporation.
     Contracts with our customers usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received monthly as work on the contract progresses. We record all amounts received as a liability

(deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. We typically receive a low volume of large-dollar receipts and our accounts receivable will fluctuate due to the timing and size of cash receipts. Our contracting and collection practices are designed to encourage customer payment of accounts receivable balances between one to three months from invoice date. Any increase in our “days sales outstanding” is an indicator that our cash flow from operations and our working capital has been negatively impacted. At March 31, 2008, our “days sales outstanding” was 58 days as compared with 51 days calculated at December 31, 2007. Trade accounts receivable (net of allowance for doubtful accounts) was $1,332,000 at March 31, 2008 and $1,018,000 at December 31, 2007. Short-term deferred revenue was $1,007,000 at March 31, 2008 compared to $1,277,000 at December 31, 2007. Long-term deferred revenue was $1,575,000 at March 31, 2008 compared to $1,680,000 as of December 31, 2007. The long-term deferred revenue balance is a result of the $2,100,000 advance payment received in December 2007 upon the signing of a five-year enterprise subscription license agreement with NTT.
     Cash and cash equivalents increased $1,526,000 during the three months ended March 31, 2008. This was the net result of $2,111,000 used in operating activities, $4,124,000 provided by investing activities and $491,000 used in financing activities. Net cash used in operating activities was mainly the net result of our net loss of $2,233,000 and changes in operating assets and liabilities of $465,000 offset by non-cash depreciation and amortization of $522,000 and non-cash stock-based compensation of $105,000. Investing activities included $7,000 used to purchase property and equipment, and current period maturities of short-term investments less additional investments in short-term investments totaling $4,131,000. Financing activities primarily consist of debt repayments of $425,000 for the ClickFind Notes and $66,000 for the repayment of capital equipment lease and financing agreements.
     At March 31, 2008, we had working capital of $1,344,000, and our cash, cash equivalents and short-term investments totaled $5,951,000. Our working capital decreased by $4,792,000 since December 31, 2007. The decrease was primarily the result of the $2,111,000 of cash used in operating activities during the first quarter and the reclassification of the ClickFind Notes balloon payment of $3,000,000 due February 1, 2009 from long-term liabilities to current liabilities at March 31, 2008.
     We are party to a lease agreement that requires us to maintain a restricted cash balance. Our restricted cash balance was $93,000 at March 31, 2008.
     We have established a line of credit with a bank. This line allows us to borrow up to a certain percentage of the investments, as determined by the type of investment, held at the bank. As of March 31, 2008, $1,487,000 was available to be borrowed. The line of credit bears interest at rates based on the prime rate, and is payable on demand. We had no amounts outstanding against the line of credit at March 31, 2008.
     At March 31, 2008, we had a note payable in the amount of $119,000 to Oracle Credit Corporation, payable in monthly payments of $9,000, including accrued interest through June 2009. Additionally, at March 31, 2008, we had various capital lease agreements in the amount of $315,000 with Dell Financial Services, payable in 36 monthly installments currently totaling $16,000, including accrued interest.
     The terms of our acquisition of ClickFind required us to pay approximately $4,000,000 of cash to the former shareholders of ClickFind in February 2006. We also issued notes payable to the former shareholders of ClickFind in the amount of $4,000,000 that bear interest at prime plus 1.0%. The notes payable had an outstanding balance of $3,000,000 as of March 31, 2008 of which the entire amount is due and payable February 1, 2009. Of the $3,000,000, $1,963,000 is held by an executive officer of the Company who was the founder of ClickFind. Of the remaining $1,037,000 of ClickFind Notes, $763,000 is held by other current employees of the Company. The Company is continuing our efforts to renegotiate the payment terms for the remaining ClickFind Notes. If the Company is not successful in renegotiating the payment terms with the note holders, DATATRAK believes that it will not have available funds to meet the $3,000,000 obligation on February 1, 2009.
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
     We intend to continue to fund the maintenance and testing of the DATATRAK EDC® software, as well as invest in the development, enhancement and testing of DATATRAK eClinical(TM). In 2007, revenue from one major customer had significantly decreased from the prior year. We expect to have negative cash flow from operations during 2008 as we continue to transition from dependence on a major customer to a broader customer base with the expansion of our eClinical product offering. We also expect to record a net loss in 2008. We anticipate expenditures for property and equipment of approximately $165,000 for 2008, for the continued commercialization, enhancement and maintenance of our two clinical trial product offerings as well as improvements to our internal operating systems. We anticipate financing approximately half of the $165,000 total property and equipment expenditures.
     We record our research and development expenditures as part of SG&A expenses. Our research and development expenditures will be for the maintenance and testing of our DATATRAK EDC® software and the development, enhancement and testing of our DATATRAK eClinical(TM) software products. For the first three months ended March 31, 2008, we expensed approximately $471,000 for research and development.
     If existing sales trends from the past seven months (September 2007 — March 2008) continue for the rest of 2008, and we experience no significant unforeseen trial cancellations or delays, we believe we will have available funds in order to meet our short-term working capital requirements through December 31, 2008. However, if existing sales trends from the past seven months continue for the rest of 2008, even if we experience no significant unforeseen trial cancellations or delays, we do not believe we will have sufficient available funds in order to meet our longer-term working capital requirements for 2009, including the $3,000,000 balloon payment on the ClickFind Notes due February 1, 2009. At March 31, 2008, we had working capital of $1,344,000. In an effort to partially address these working capital needs, we made significant cost reductions during the fourth quarter of 2007 which we expect will yield an annual cost savings of approximately $2.1 million. On an ongoing basis in 2008, we will implement additional cost cutting measures if revenue and sales trend performance falls below our minimum expectations and we are unable to obtain additional funding. In addition to the fourth quarter cost savings moves, we are continuing our efforts to restructure the ClickFind Notes. During 2007 the German tax authority began an audit of the Company’s German subsidiary for the fiscal years 2002 through 2005. In the fourth quarter of 2007, the German tax authority established a position to disallow losses recognized in 2003 and characterized such losses as constructive dividends to the U.S. parent company. During the second quarter of 2008 we will be required to make an estimated $615,000 payment to the German tax authority of which we expect approximately $500,000 to be refunded within one to three months from the time we pay the tax and file the refund claim. Any delay or non-payment of the $500,000 expected refund will have an adverse impact on our business, financial condition and results of operations. Any increase in the 2008 average exchange rate between the U.S. dollar and the euro, as compared to the average 2007 rate, will have an adverse impact on our available cash. We may also need to raise additional funds to offset delays or cancellations of existing contracts. We may raise additional funds by selling debt or equity securities, by entering into strategic relationships or through other arrangements. Additional capital may not be available on acceptable terms, if at all. To the extent that additional equity capital is raised, it could have a dilutive effect on our existing shareholders.
Fair Value Measurements
     During the first quarter of 2008, the Company adopted the Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements.” The adoption of FAS No. 157 had no material impact on the Company’s financial position, results of operations or cash flows during the three months ended March 31, 2008. FAS No. 157 was effective January 1, 2008 for financial assets and liabilities and will be effective January 1, 2009 for non-financial assets and liabilities. The standard provides guidance for establishing a frame work for measuring fair values of assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The standard clarifies the principle that fair value should be based on the assumptions or inputs market participants would use when pricing the asset or liability. In support of this principle, FAS No. 157 establishes a three level hierarchy for fair value measurements based on the quality or transparency of inputs used to measure the fair value of an asset or liability at the measurement date. For details on the Company’s adoption of FAS No. 157 for financial assets and liabilities, see Note 3 “Fair Value Measurements” to our Condensed Consolidated Financial Statements.
Inflation
     To date, the Company believes the effects of inflation have not had a material adverse effect on its results of operations or financial condition.
Information About Forward-Looking Statements
     Certain statements made in this Form 10-Q, other SEC filings, written materials or orally by the Company or its representatives may constitute forward-looking statements that are based on management’s current beliefs, estimates and assumptions concerning the operations, future results and prospects of the Company and the clinical pharmaceutical research industry in general. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements related to future revenue, profits, expenses, cost reductions, cash management alternatives, restructuring our debt, raising additional funds, income and earnings per share or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In addition, words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to the safe harbors created in the Exchange Act. Factors that may cause actual results to differ materially from those in the forward-looking statements include the limited operating history on which the Company’s performance can be evaluated; the ability of the Company to continue to enhance its software products to meet customer and market needs; fluctuations in the Company’s quarterly results; the viability of the Company’s business strategy and its early stage of development; the timing of clinical trial sponsor decisions to conduct new clinical trials or cancel or delay ongoing trials; the Company’s dependence on major customers; government regulation associated with clinical trials and the approval of new drugs; the ability of the Company to compete in the emerging EDC market; losses that potentially could be incurred from breaches of contracts or loss of customer data; the inability to protect intellectual property rights or the infringement upon other’s intellectual property rights; delisting of Company’s common shares from the Nasdaq due to our failure to continue to meet applicable Nasdaq Capital Market requirements; the Company’s success in integrating ClickFind’s operations into its own operations and the costs associated with maintaining and/or developing two product suites; and general economic conditions such as the rate of employment, inflation, interest rates and the condition of capital markets. This list of factors is not all inclusive. In addition, the Company’s success depends on the outcome of various strategic initiatives it has undertaken, all of which are based on assumptions made by the Company concerning trends in the clinical research market and the health care industry. Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not undertake any obligation to update any statements whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates since it funds its operations through short-term investments, has issued variable rate debt and has business transactions in euros. A summary of the Company’s market risk exposures is presented below.
     Interest Rate Risk
     DATATRAK has fixed income investments consisting of cash equivalents and short-term investments, and short-term notes payable which may be affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents and short-term investments with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. A 1.0 percentage point change in interest rates during the three months ended March 31, 2008, would have resulted in a $18,000 change in DATATRAK’s interest income during the period.
     The Company’s notes payable to certain former shareholders of ClickFind bear interest at prime plus 1%, and interest is paid quarterly. A 1.0 percentage point change in the prime rate during the three months ended March 31, 2008, would have resulted in a $8,000 change in DATATRAK’s interest expense during the period.
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
     DATATRAK’s financial position and results of operations are impacted by translation adjustments caused by the conversion of foreign currency accounts and operating results into U.S. dollars for financial reporting purposes. A 1.0% fluctuation in the exchange rate between the U.S. dollar and the euro at March 31, 2008, would have resulted in a $500 change in the foreign currency translation amount recorded on the Company’s balance sheet, due to foreign currency translations. A 1.0% fluctuation in the average exchange rate between the U.S. dollar and the euro for the three months ended March 31, 2008, would have resulted in a $7,000 change in the Company’s net loss for the three months ended March 31, 2008, due to foreign currency transactions. During the three months ended March 31, 2008, the average exchange rate between the euro and the U.S. dollar increased by approximately 14.3% compared to the three months ended March 31, 2007. The conversion of the Company’s foreign operations into U.S. dollars upon consolidation resulted in a net loss that was approximately $90,000 more than would have been recorded had the exchange rate between the euro and the U.S. dollar remained consistent with 2007 first quarter rates.

Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) as of the end of the period covered by this report. Based upon that evaluation the Company’s management, including the chief executive officer and chief financial officer, have concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Item 1A. Risk Factors
     Except for the new Risk Factor set forth below, there are no material changes to the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
If we fail to continue to meet all applicable Nasdaq Capital Market requirements, our common shares could be delisted. If delisting occurs, it would adversely affect the market liquidity of our common shares and harm our businesses.
Our common shares are currently traded on the Nasdaq Capital Market under the symbol “DATA.” If we fail to meet any of the continued listing standards of the Nasdaq Capital Market, our common shares could be delisted from the Nasdaq Capital Market. These continued listing standards include specifically enumerated criteria, such as:
•	a $1.00 minimum closing bid price;

•	shareholders’ equity of $2.5 million, market value of publicly-held shares of $35 million, or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years;

•	500,000 shares of publicly-held common stock with a market value of at least $1 million;

•	300 round-lot shareholders; and

•	compliance with Nasdaq’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of Nasdaq’s discretionary authority.
For the nine consecutive trading days up to and including May 9, 2008, the Closing Bid price of our common shares was below $1.00. Nasdaq rules requires that the minimum closing bid price of a common share be at least $1.00. If for 30 consecutive trading days the closing bid price of our common shares does not increase to at least $1.00, Nasdaq will promptly notify us of our non-compliance. To regain compliance, the closing bid price of our common shares would have to remain at $1.00 or more for a minimum of ten consecutive trading days during the 180-day period following Nasdaq’s notice.
If we do not regain compliance during this first 180-day period, Nasdaq will determine whether we meet the Nasdaq Capital Market initial listing criteria, except for the minimum closing bid price requirement. If at that time we meet the initial listing criteria (currently we do meet the initial listing criteria, except for the minimum closing bid price requirement), we will be eligible for an additional 180-day cure period. If we are not eligible for the additional cure period or if we do not achieve compliance during the additional 180-day cure period, Nasdaq will provide us with written notification that our common shares will be delisted. We will have the right to appeal Nasdaq’s delisting determination to a Listing Qualifications Panel.
The 180-day cure period described above relates exclusively to our minimum closing bid price deficiency. We may be delisted during the 180-day period for failure to maintain compliance with any other continued listing requirements that occur during this period. Even if we are successful in curing a non-compliance, Nasdaq may seek to delist us for our failure to meet the enumerated conditions for continued listing.
If our common shares are delisted from the Nasdaq Capital Market, trading of our common shares most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities, such as the Pink Sheets or the OTC Bulletin Board. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by customers and shareholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
10.1	Employment Agreement between the Company and Raymond J. Merk effective April 14, 2008

10.2	Form of Nonqualified Stock Option Agreement for Outside Directors

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATATRAK International, Inc. Registrant
Date: May 12, 2008	/s/ Jeffrey A. Green
Jeffrey A. Green,
President and Chief Executive Officer and a Director (Principal Executive Officer)

Date: May 12, 2008	/s/ Raymond J. Merk
Raymond J. Merk
Vice President of Finance, Chief Financial Officer (Principal Financial and Accounting Officer)