Form 10-Q
period 2008-06-30
DATATRAK INTERNATIONAL INC
filed 2008-08-11
CIK 886530

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
The number of common shares, without par value, outstanding as of July 31, 2008 was 13,716,901.

Part I. Financial Information
Item 1 — Financial Statements
DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note A)
ASSETS
Current assets
Cash and cash equivalents	$2,971,550	$1,919,316
Short-term investments	1,506,986	6,595,045
Accounts receivable, net	1,181,244	1,070,688
Deferred tax asset — current	74,400	71,200
Prepaid expenses and other current assets	410,826	451,222

Total current assets	6,145,006	10,107,471
Property and equipment
Equipment	2,569,334	2,663,021
Software	6,327,163	6,325,496
Leasehold improvements	665,460	696,571

	9,561,957	9,685,088
Less accumulated depreciation and software impairment loss	8,426,589	6,150,289

	1,135,368	3,534,799
Other assets
Restricted cash	—	87,021
Deferred tax asset	90,000	1,327,800
Deposit	39,549	39,549
Other intangible assets, net of accumulated amortization	3,451	520,458
Goodwill	—	10,856,113

	133,000	12,830,941

Total assets	$7,413,374	$26,473,211

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$686,233	$415,415
Notes payable	376,131	246,627
Current portion of long-term debt	3,000,000	425,304
Accrued expenses	1,957,580	1,607,261
Deferred revenue	1,197,037	1,277,276

Total current liabilities	7,216,981	3,971,883
Long-term liabilities
Long-term debt	110,730	3,252,962
Deferred revenue – long-term	1,470,000	1,680,000
Deferred tax liability	164,400	999,000

Total long-term liabilities	1,745,130	5,931,962
Shareholders’ equity
Serial Preferred Shares, without par value, 1,000,000 shares authorized, none issued	—	—
Common Shares, without par value, authorized 25,000,000 shares; issued 17,016,901 shares as of June 30, 2008 and 17,016,901 shares as of December 31, 2007; outstanding 13,716,901 shares as of June 30, 2008 and 13,716,901 shares as of December 31, 2007	79,766,118	79,618,366
Treasury Shares, 3,300,000 shares at cost	(20,188,308)	(20,188,308)
Common Share warrants	1,191,284	1,191,284
Accumulated deficit	(62,001,609)	(43,769,201)
Foreign currency translation	(316,222)	(282,775)

Total shareholders’ equity	(1,548,737)	16,569,366

Total liabilities and shareholders’ equity	$7,413,374	$26,473,211

Note A:	The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$2,248,905	$3,064,710	$4,337,134	$6,606,805

Direct costs	898,763	1,219,298	1,832,643	2,556,769

Gross profit	1,350,142	1,845,412	2,504,491	4,050,036

Selling, general and administrative expenses	3,078,459	3,621,138	5,909,217	7,043,809

Severance expense	579,206	337,061	605,049	337,061

Depreciation and amortization	501,864	886,641	1,024,289	1,509,044

Impairment loss	12,763,145	—	12,763,145	—

Loss from operations	(15,572,532)	(2,999,428)	(17,797,209)	(4,839,878)

Interest income	29,266	151,513	89,006	221,705

Interest expense	(54,561)	(95,825)	(121,127)	(194,494)

Other loss	(16,696)	(1,700)	(18,078)	(1,700)

Loss before income taxes	(15,614,523)	(2,945,440)	(17,847,408)	(4,814,367)

Income tax expense	385,000	20,300	385,000	46,600

Net loss	$(15,999,523)	$(2,965,740)	$(18,232,408)	$(4,860,967)

Net loss per share:

Basic:
Net loss per share	$(1.17)	$(0.22)	$(1.33)	$(0.38)

Weighted-average shares outstanding	13,681,901	13,584,037	13,681,901	12,726,259

Diluted:
Net loss per share	$(1.17)	$(0.22)	$(1.33)	$(0.38)

Weighted-average shares outstanding	13,681,901	13,584,037	13,681,901	12,726,259

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Operating activities
Net loss	$(18,232,408)	$(4,860,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,024,289	1,509,044
Impairment loss	12,763,145	—
Stock-based compensation	147,752	193,705
Accretion of discount on investments	(51,516)	(157,405)
Other	18,077	1,700
Changes in operating assets and liabilities:
Accounts receivable	(106,888)	388,274
Prepaid expenses and other current assets	190,825	(183,175)
Deferred taxes, net	400,000	46,600
Accounts payable and accrued expenses	582,778	474,496
Deferred revenue	(290,239)	315,350

Net cash used in operating activities	(3,554,185)	(2,272,378)
Investing activities
Decrease in restricted cash	90,424	—
Purchases of property and equipment	(26,604)	(99,744)
Maturities of short-term investments	27,100,000	11,500,000
Purchases of short-term investments	(21,960,426)	(18,788,759)

Net cash provided by (used in) investing activities	5,203,394	(7,388,503)
Financing activities
Proceeds from exercise of stock option and warrants	—	76,492
Proceeds from issuance of common shares, net of paid issuance costs	—	8,667,852
Payments of long-term debt	(586,575)	(726,485)

Net cash provided by (used in) financing activities	(586,575)	8,017,859

Effect of exchange rate changes on cash	(10,400)	(39,386)

Increase (decrease) in cash and cash equivalents	1,052,234	(1,682,408)
Cash and cash equivalents at beginning of period	1,919,316	3,019,184

Cash and cash equivalents at end of period	$2,971,550	$1,336,776

Unpaid share issuance costs	$—	$20,000

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of DATATRAK International, Inc. and subsidiaries (“DATATRAK” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that might affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
2. Risks and Uncertainties
     On February 13, 2006, in accordance with the provisions of the merger agreement between DATATRAK International, Inc. and ClickFind, Inc. (the “Merger Agreement”), the Company acquired all of the outstanding stock of ClickFind, Inc. (“ClickFind”), a company focused on the application of a unified technology platform for clinical trials. A portion of the purchase price consisted of $4,000,000 in notes payable (“ClickFind Notes”). As of August 11, 2008, the Company has a remaining balloon payment obligation under the ClickFind Notes in the amount of $3,000,000 that is due and payable February 1, 2009. Of the $3,000,000 outstanding ClickFind Notes payable balance, $1,963,000 is held by an executive officer of the Company who was the founder of ClickFind and of the remaining $1,037,000, $763,000 is held by other current employees of the Company. If the Company is not successful in renegotiating the payment terms with the ClickFind note holders, or if the Company cannot obtain additional funding to meet this obligation, DATATRAK believes that it will not have available funding to meet the $3,000,000 obligation on February 1, 2009.
     As previously disclosed, the Company and the ClickFind note holders had been in discussions regarding restructuring the repayment terms of the $3.0 million balloon payment due the ClickFind note holders on February 1, 2009. Such discussions did not result in a restructuring of the terms of such notes and there are currently no ongoing negotiations.
     During the second quarter of 2008 issues arose related to certain representations and warranties contained in the Merger Agreement. Pursuant to the terms of the Merger Agreement, the Company believes it is entitled to reimbursement of the legal fees and costs incurred during the second quarter related to these matters of approximately $310,000 from certain of the former ClickFind shareholders (the “Indemnifying Shareholders”). Consequently, the Company withheld the May 1, 2008 and August 1, 2008 interest payments, totaling approximately $102,000, from the Indemnifying Shareholders who also are the holders of the ClickFind Notes. The Indemnifying Shareholders have disputed both the Company’s right to indemnification and its right to offset the interest payments. As such, the attached condensed consolidated financial statements continue to reflect the accrual of interest on the ClickFind Notes for the second quarter and first six months of 2008. Pursuant to the terms of the Merger Agreement, the parties have scheduled a non-binding mediation relating to these matters which is expected to occur later in the third quarter of 2008. The outcome of these disputes with the Indemnifying Shareholders will not affect the Company’s rights to the technology purchased from ClickFind or the Company’s ability to deliver our products and services through the DATATRAK eClinical platform.
3. Fair Value Measurements
     On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” as required for financial assets and liabilities. The adoption of FAS No. 157 had no material impact on the Company’s financial position, results of operations or cash flows during the six months ended June 30, 2008. FAS No. 157 was effective January 1, 2008 for financial assets and liabilities and will be effective January 1, 2009 for non-financial assets and liabilities. The standard provides guidance for establishing a frame work for measuring fair values of assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The standard clarifies the principle that fair value should be based on the assumptions or inputs market participants would use when pricing the asset or liability. In support of this principle, FAS No. 157 establishes a three level hierarchy for fair value measurements based on the quality or transparency of inputs used to measure the fair value of an asset or liability at the measurement date.

     The three levels are defined as follows:
•	Level 1 (the highest priority) – inputs to the valuation methodology are quoted market prices (unadjusted) for identical financial assets or liabilities in active markets.

•	Level 2 – inputs to the valuation methodology include quoted market prices for similar assets and liabilities in active markets, and inputs that are observable for an asset or liability, either directly or indirectly, for substantially the full term of a financial instrument.

•	Level 3 (the lowest priority) – inputs to the valuation methodology are unobservable and significant to the fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing a financial instrument.
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
     Short-term investments – The Company’s short-term investments consist primarily of corporate obligations in the form of commercial paper of the highest grade which have maturities of one year or less. There is an active market for these commercial paper securities at quoted market prices determined by the issuer of the commercial paper. The short-term investments are classified in Level 1 of the valuation hierarchy.
     The following table presents the financial instruments carried at fair value as of June 30, 2008 by caption on the consolidated balance sheet and by FAS No. 157 valuation hierarchy as described above.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
Description	June 30, 2008	Identical Assets	Observable Inputs	Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Cash Equivalents - Money Market Funds	$2,003,000	$2,003,000	$—	$—
Short-term Investments - Corporate Obligations (Commercial Paper) and Corporate Stock	1,507,000	1,507,000	—	—

Total	$3,510,000	$3,510,000	$—	$—

4. Net Loss Per Share
     The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss used in the calculation of basic and diluted earnings per share	$(15,999,523)	$(2,965,740)	$(18,232,408)	$(4,860,967)

Denominator for basic net loss per share — weighted-average common shares outstanding	13,681,901	13,584,037	13,681,901	12,726,259
Effect of dilutive common share options and warrants	—	—	—	—

Denominator for diluted net loss per share	13,681,901	13,584,037	13,681,901	12,726,259

Basic net loss per share	$(1.17)	$(0.22)	$(1.33)	$(0.38)

Diluted net loss per share	$(1.17)	$(0.22)	$(1.33)	$(0.38)

Weighted-average common share options and warrants excluded from the computation of diluted net loss per share because they would have an anti-dilutive effect on net loss per share	1,504,191	1,811,469	1,495,562	1,680,937

5. Comprehensive Loss
     The following table sets forth comprehensive loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(15,999,523)	$(2,965,740)	$(18,232,408)	$(4,860,967)
Foreign currency translation	(28,440)	(15,034)	(33,447)	(33,498)

Comprehensive loss	$(16,027,963)	$(2,980,774)	$(18,265,855)	$(4,894,465)

6. Shareholders’ Equity
     There are 343,423 warrants outstanding at June 30, 2008 which have original terms of 5 years and exercise prices ranging from $3.20 to $6.00 per share. Of the 343,423 warrants outstanding, 15,680 with an exercise price of $3.20 per share are scheduled to expire in August 2008.
     During the six months ended June 30, 2008, no options were exercised, 6,750 options expired, 74,575 options were canceled and 84,000 options were granted.
     In March 2007, the Company completed a private placement financing with a group of institutional investors. In connection with this financing, the Company sold 1,986,322 common shares at a price of $4.75 per share. The terms of the financing included the issuance of five-year warrants to purchase a total of 297,948 common shares at $6.00 per share to investors in the private placement, and the issuance of five-year warrants to purchase a total of 29,795 common shares at $6.00 per share to the placement agents who assisted the Company in the private placement. The net proceeds from the sale of the common shares were approximately $8,648,000 (after deducting offering related expenses). The proceeds were allocated between common shares and common share warrants based on their relative fair values. All these five-year warrants are outstanding as of June 30, 2008 and 2007.
     In connection with the March 2007 financing, we also granted registration rights for the purchased common shares and the common shares issuable upon exercise of the warrants. The registration rights agreement specifies filing and “effectiveness” deadlines and requires the Company to, except under certain limited circumstances, keep the registration statement effective until certain threshold dates. The registration rights agreement also requires the Company to maintain (e.g. maintenance requirement) a sufficient number of common shares to satisfy all the warrants if they were exercised now or in the future. DATATRAK has sufficient authorized, unregistered common shares to permit exercise of the warrants. Accordingly, the Company classified the warrants as equity instruments at June 30, 2008 and 2007. On April 13, 2007, the Company filed its S-3 registration statement to register sufficient common shares to cover the purchased common shares and the common shares issuable upon exercise of the warrants issued as part of the private placement financing. The registration statement was declared effective on May 14, 2007 by the Securities and Exchange Commission.

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
7. Operating Leases
     The Company leases certain office equipment and space. Future minimum lease payments for the Company under non-cancelable operating leases as of June 30, 2008 are as follows:

Twelve Months ended June 30,	Amount
2009	$859,000
2010	593,000
2011	580,000
2012	593,000
2013	198,000
Subsequent to June 30, 2013	—

$2,823,000

8. Income Taxes
     Income tax expense consists of the following:

	Six Months Ended June 30,
	2008	2007
Current – U.S.	$—	$—
Deferred – foreign	385,000	47,000

	$385,000	$47,000

     A reconciliation of income tax expense at the U.S. federal statutory rate to the effective income tax rate is as follows:

	Six Months Ended June 30,
	2008	2007
Income tax benefit at the United States statutory rate	$(6,068,000)	$(1,636,000)
Change in valuation allowance	2,885,000	1,619,000
Goodwill impairment	3,691,000	—
Foreign tax credit	(115,000)	—
Change in FIN No. 48 liability	(15,000)	—
Foreign taxes	(5,000)	5,000
Non-deductible permanent differences	12,000	59,000

	$385,000	$47,000

     For the six months ended June 30, 2008, the Company’s pretax loss was $17,847,000. Due to uncertainty regarding the realization of the deferred tax asset resulting from its cumulative operating losses, as well as the closing of its German office, DATATRAK provided for a full valuation allowance against all its net deferred tax assets. The deferred foreign tax provision in 2008 was primarily the result of the additional valuation reserve provided against its German deferred tax assets. The 2007 deferred tax provision resulted from the use of foreign net operating losses to reduce foreign taxable income.
     During the first quarter of 2008, the Company received the German tax audit report associated with the German tax audit of DATATRAK Deutschland GmbH, the Company’s German subsidiary, for the years 2003 through 2005. The report concluded that the 2003 loss was disallowed and should be classified as a constructive dividend. As a result, the estimated tax assessment due to the German tax authority was $115,000 and the corresponding FIN No. 48 liability of $130,000 recorded at December 31, 2007 was adjusted to $115,000 at June 30, 2008.

9. Long-Term Debt
     Long-term debt at June 30, 2008 and December 31, 2007 is summarized below:

	June 30,	December 31,
	2008	2007
Notes payable — the ClickFind Notes	$3,000,000	$3,425,000
Financing agreement with Oracle Credit Corporation (the “Oracle Agreement”)	95,000	143,000
Capital lease agreements with Dell Financial Services (the “Dell Agreements”)	272,000	357,000
Insurance Notes payable	120,000	—

	3,487,000	3,925,000
Less current maturities	3,376,000	672,000

	$111,000	$3,253,000

     During May 2008, the Company entered into two separate financing agreements with Westfield Bank, FSB (the “Insurance Notes”) for the payment of the Company’s insurance premiums. The notes bear interest at 6.9% and 7.2%, respectively, and are due in equal monthly installments totaling $19,000, including accrued interest. The origination of the Insurance Notes are excluded from the Company’s condensed consolidated statement of cash flows. At June 30, 2008, $120,000 was due to Westfield Bank, FSB.
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
     As previously disclosed, the Company and the ClickFind note holders had been in discussions regarding restructuring the repayment terms of the $3.0 million balloon payment due the ClickFind note holders on February 1, 2009. Such discussions did not result in a restructuring of the terms of such notes and there are currently no ongoing negotiations.
     During the second quarter of 2008 issues arose related to certain representations and warranties contained in the Merger Agreement. Pursuant to the terms of the Merger Agreement, the Company believes it is entitled to reimbursement of the legal fees and costs incurred during the second quarter related to these matters of approximately $310,000 from the Indemnifying Shareholders. Consequently, the Company withheld the May 1, 2008 and August 1, 2008 interest payments, totaling approximately $102,000, from the Indemnifying Shareholders who also are the holders of the ClickFind Notes. The Indemnifying Shareholders have disputed both the Company’s right to indemnification and its right to offset the interest payments. As such, the attached condensed consolidated financial statements continue to reflect the accrual of interest on the ClickFind Notes for the second quarter and first six months of 2008. Pursuant to the terms of the Merger Agreement, the parties have scheduled a non-binding mediation relating to these matters which is expected to occur later in the third quarter of 2008. The outcome of these disputes with the Indemnifying Shareholders will not affect the Company’s rights to the technology purchased from ClickFind or the Company’s ability to deliver our products and services through the DATATRAK eClinical platform.
     As previously disclosed, on July 17, 2006, Datasci LLC (“Datasci”) filed a complaint against the Company, ClickFind and CF Merger Sub, Inc. (“Merger Sub”) alleging infringement of United States Patent No. 6,496,827 (the“Datasci claim”). In connection with the Datasci claim, an arrangement was entered into with certain former ClickFind shareholders for sharing of the expenses associated with that litigation. Under that arrangement, a certain portion of principal payments due under the ClickFind Notes would be used to offset a certain portion of the expenses related to the litigation. The two $500,000 principal payments due on February 1, 2007 and 2008 were partially offset by $79,000 and $75,000, respectively, for expenses related to the Datasci litigation. In July 2007, DATATRAK settled its litigation related to Datasci’s patent infringement claim with no liability against the Company.
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
     The origination of the Oracle Agreement and the Dell Agreement transactions totaling $140,000 for the first six months of 2007 are excluded from the Company’s 2007 condensed consolidated statement of cash flows. There were no such agreements entered into during the first six months of 2008.

10. Employee Terminations
     In the second quarter of 2008 DATATRAK announced the closing of its German office which resulted in the termination of 13 employees. In addition, the Company severed three domestic employees. Significant employee terminations took place in the second, third and fourth quarters of 2007. As a result, the Company accrued severance charges for severance benefits due to terminated employees in those periods. Reconciliations of the Company’s accrued severance balances for the first six months ended June 30, 2008 and 2007 are as follows:

	Accrued Severance Reconciliation
Description	2008	2007
Accrued severance at January 1	$523,000	$7,000
First half charges	605,000	337,000
First half payments	(467,000)	(57,000)

Accrued severance at June 30	$661,000	$287,000

     The Company accounts for termination benefits in accordance with SFAS No. 146, “ Accounting for the Cost of Exit or Disposal Activities” which requires that termination benefit expenses be recorded ratably over the period during which employees must provide future services in order to obtain the benefit. Termination benefits for employees who will not be retained to render service beyond the minimum notification period are recognized at the communication date.
11. Restricted Cash
     The Company’s wholly owned subsidiary, DATATRAK Deutschland GmbH (“Deutschland GmbH”), is required to provide a bank guarantee to the lessor of its office space equal to three months of rent. The terms of the bank guarantee require Deutschland GmbH to maintain a restricted cash balance of 59,000 euros with the bank. Deutschland GmbH closed its office in Germany effective July 31, 2008 and as of August 11, 2008 had not reached a termination settlement with the landlord. Deutschland GmbH has defaulted on its office lease agreement and therefore has recorded a reserve against its restricted cash balance at June 30, 2008. Restricted cash balances were $0 at June 30, 2008 and $87,000 at December 31, 2007.
12. Software Development Costs
     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Such costs are amortized over the lesser of three years or the economic life of the related product. The net carrying value for capitalized software development costs was $498,000 and $2,504,000 as of June 30, 2008 and December 31, 2007, respectively. The Company performs a review of the recoverability of such capitalized software costs when impairment indicators arise. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any impairment amounts are expensed. As a result of consecutive quarterly operating losses since the first quarter of 2006 and a significant decline in market capitalization during the second quarter, the Company determined that impairment indicators existed as of June 30, 2008. The Company conducted interim impairment testing of its DATATRAK eClinical software as of this date and determined that some impairment had occurred. DATATRAK’s market capitalization was approximately $6,173,000 at June 30, 2008, compared to approximately $16,460,000 as of March 31, 2008. As a result of the lower market capitalization and lower expectations regarding potential future cash flows associated with the software, the Company recorded a partial impairment loss on its DATATRAK eClinical software of $1,700,000 during the second quarter of 2008. The Company used a relief from royalty methodology for determining the fair value of the software to be $480,000 as of June 30, 2008.
     Research and development expenses included in selling, general and administrative expenses were $856,000 and $1,330,000 for the six months ended June 30, 2008 and 2007, respectively.
13. Goodwill and Finite-Lived Tangible and Intangible Assets
     As a result of consecutive quarterly operating losses since the first quarter of 2006 and a significant decline in market capitalization during the second quarter, the Company determined that impairment indicators existed as of June 30, 2008. The Company conducted interim impairment testing of its goodwill and finite-lived tangible and intangible assets as of this date and determined that some impairment had occurred.

DATATRAK’s market capitalization was approximately $6,173,000 at June 30, 2008, compared to approximately $16,460,000 as of March 31, 2008. As a result, the Company recorded a full impairment loss on its goodwill of $10,856,000 during the second quarter of 2008. In addition, the Company determined that there was no value in its ClickFind non-compete intangible asset and recorded an impairment loss of $144,000 during the second quarter of 2008. The Company also determined that there was impairment related to certain German fixed assets as a result of closing the German office and recorded an impairment loss of $63,000. The total impairment loss of $12,763,000, including $1,700,000 for the software impairment, was separately recorded on the Company’s statement of operations for the three and six month periods ended June 30, 2008.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information set forth and discussed below for the three and six month periods ended June 30, 2008 is derived from, and should be read in conjunction with, the condensed consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.
General
     DATATRAK is a provider of software and other related services, commonly referred to as an application service provider, or ASP. DATATRAK’s customers use the software known as DATATRAK EDC(R) and DATATRAK eClinical(TM) to collect and transmit clinical trial data, commonly referred to as electronic data capture, or EDC. The Company’s services assist companies in the clinical pharmaceutical, biotechnology, contract research organization and medical device industries in accelerating the completion of clinical trials. Approximately 60% of the Company’s assets, or $4,479,000, is held in cash, cash equivalents and short-term investments. As of June 30, 2008, the Company deemed its goodwill to be impaired and recorded an impairment loss of $10,856,000. The Company is continuing to enhance and commercialize its business and software, and anticipates that its operating results may fluctuate significantly from period to period. There can be no assurance of the Company’s long-term future prospects. Our future success is dependent on market acceptance of EDC in general as an alternative to the traditional paper method of collecting clinical trial data and acceptance of our software products specifically.
     On May 19, 2008, we announced the restructuring of our senior management team. Mr. Laurence Birch, a member of the DATATRAK Board of Directors succeeded Dr. Jeffrey A. Green as Chairman of the Board. Dr. Green retained his role as the Company’s Chief Executive Officer. Mr. Matt DeLaney, the then current Vice President of Marketing and Sales, was also appointed to the position of Interim President. The position of Chief Operating Officer, previously held by Mr. Terry Black, was eliminated.
     On June 17, 2008, we announced the closure of our German office and the consolidation of our Help Desk services into our Cleveland office. When fully implemented this initiative will result in annual costs savings of approximately $1.1 million.
     On July 21, 2008, we announced we had retained Healthcare Growth Partners, LLC as a strategic and financial advisor to assist the Board of Directors in evaluating a variety of potential opportunities directed at maximizing shareholder value. These potential opportunities may include, but are not limited to, a sale, merger or other business combination of the Company; strategic partnerships or alliances; or raising of additional capital, should the Company determine it is in the best interest of its shareholders to continue as a stand alone entity.
     On February 13, 2006, in accordance with the provisions of the merger agreement between DATATRAK International, Inc. and ClickFind, Inc. (the “Merger Agreement”), the Company acquired all of the outstanding stock of ClickFind, Inc. (“ClickFind”), a company focused on the application of a unified technology platform for clinical trials. A portion of the purchase price consisted of $4,000,000 in notes payable (“ClickFind Notes”) with principal payments due in installments of $500,000, $500,000 and $3,000,000 on February 1, 2007, 2008 and 2009, respectively.

As of August 11, 2008, the Company has a remaining balloon payment obligation under the ClickFind Notes in the amount of $3,000,000 that is due and payable February 1, 2009. Of the $3,000,000 outstanding ClickFind Notes payable balance, $1,963,000 is held by an executive officer of the Company who was the founder of ClickFind and of the remaining $1,037,000, $763,000 is held by other current employees of the Company. If the Company is not successful in renegotiating the payment terms with the ClickFind note holders, or if the Company cannot obtain additional funding to meet this obligation, DATATRAK believes that it will not have available funding to meet the $3,000,000 obligation on February 1, 2009.
          As previously disclosed, the Company and the ClickFind note holders had been in discussions regarding restructuring the repayment terms of the $3.0 million balloon payment due the ClickFind note holders on February 1, 2009. Such discussions did not result in a restructuring of the terms of such notes and there are currently no ongoing negotiations.
          During the second quarter of 2008 issues arose related to certain representations and warranties contained in the Merger Agreement. Pursuant to the terms of the Merger Agreement, the Company believes it is entitled to reimbursement of the legal fees and costs incurred during the second quarter related to these matters of approximately $310,000 from the Indemnifying Shareholders. Consequently, the Company withheld the May 1, 2008 and August 1, 2008 interest payments, totaling approximately $102,000, from the Indemnifying Shareholders who are also the holders of the ClickFind Notes. The Indemnifying Shareholders have disputed both the Company’s right to indemnification and its right to offset the interest payments. As such, the attached condensed consolidated financial statements continue to reflect the accrual of interest on the ClickFind Notes for the second quarter and first six months of 2008. Pursuant to the terms of the Merger Agreement, the parties have scheduled a non-binding mediation relating to these matters which is expected to occur later in the third quarter of 2008. The outcome of these disputes with the Indemnifying Shareholders will not affect the Company’s rights to the technology purchased from ClickFind or the Company’s ability to deliver our products and services through the DATATRAK eClinical platform.
          As a result of consecutive quarterly operating losses since the first quarter of 2006 and a significant decline in market capitalization during the second quarter, the Company determined that impairment indicators existed as of June 30, 2008. The Company conducted interim impairment testing of its goodwill, software and finite-lived tangible and intangible assets as of this date and determined that some impairment had occurred. The Company separately recorded an impairment loss of $12,763,000 in its statement of operations for the second quarter and six month period ended June 30, 2008.
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
     Backlog consists of anticipated revenue from authorization letters to commence services and signed contracts yet to be completed. Potential contracts or authorization letters that have passed the verbal stage, but have not yet been signed, are excluded from backlog. At June 30, 2008, DATATRAK’s backlog was $13,226,000 compared to $13,040,000 at December 31, 2007. DATATRAK’s individual trial contracts can be cancelled or delayed at anytime. Approximately 80% of the Company’s June 30, 2008, backlog is individual contracts and subject to being cancelled or delayed at anytime. The Company’s individual contract backlog, at any point in time, is not an accurate predictor of future levels of revenue. As a result of DATATRAK’s transactional and service-based business model combined with the dynamic nature of the clinical trials market where changes in scope are common, backlog has historically not been an accurate predictor of short-term revenue.

Critical Accounting Policies
     In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified the most critical accounting principles upon which our financial status depends. Critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies were identified to be those related to revenue recognition, software development costs, stock-based compensation, goodwill and finite-lived tangible and intangible assets, restructuring expenses and income taxes.
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
Results of Operations
     Three months ended June 30, 2008 compared with three months ended June 30, 2007
     Revenue for the three months ended June 30, 2008 decreased $816,000, or 26.6%, to $2,249,000, as compared to $3,065,000 for the three months ended June 30, 2007. During the second quarter of 2008, DATATRAK recorded revenue related to 100 contracts compared to 116 contracts during the three months ended June 30, 2007. For the three months ended June 30, 2008, $1,542,000 of revenue was the result of contracts that were in backlog at December 31, 2007, $514,000 was the result of new business signed since January 1, 2008, and $193,000 was the result of contracts acquired from ClickFind. During the second quarter of 2008, the Company recognized $172,000 of revenue from two significant multi-year enterprise license agreements that commenced in the first quarter of 2008. The Company will continue to recognize revenue on these enterprise license agreements ratably over the life of each respective license period. For the three months ended June 30, 2007, $2,368,000 of revenue was generated from contracts that were in backlog at December 31, 2006, $514,000 of revenue was the result of new business signed since January 1, 2007, and $183,000 was the result of contracts acquired from ClickFind. The reduction in revenue for the three months ended June 30, 2008, compared to the same prior year three month period was also impacted by a significant decrease attributable to one client, Otsuka Research Institute (“Otsuka”), which accounted for 5% of our total revenue in the second quarter of 2008 compared to 17% of total revenue in the second quarter of 2007. We believe less than 10% of our total 2008 revenue will come from Otsuka.
     Direct costs of revenue, mainly personnel costs, were $899,000 and $1,219,000 during the three months ended June 30, 2008 and 2007, respectively. The net decrease of $320,000, or 26.3%, was primarily due to lower payroll and benefit costs of $335,000. DATATRAK’s gross margin remained relatively consistent at 60.0% for the three months ended June 30, 2008 compared to 60.2% for the three months ended June 30, 2007. Gross margin was unfavorably impacted by a higher exchange rate between the U.S. dollar and the euro in the second quarter of 2008 compared to the second quarter of 2007. Direct costs for our German subsidiary, primarily wages, are paid in euro and converted to U.S. dollars for consolidated financial reporting purposes using the average exchange rate for the period. Our gross margin would have been 61.5% for the second quarter of 2008, compared to the actual 60.0%, had the exchange rate between the U.S. dollar and the euro remained constant year-over-year. Approximately 26% of our second quarter direct costs were subject to exchange rate fluctuation between the U.S. dollar and the euro. The average exchange rate between the U.S. dollar and the euro increased from approximately 1.3295 in the first half of 2007 to approximately 1.5305 in the first half of 2008. On July 31, 2008 we closed our German office and transferred our Help Desk services to our Cleveland, Ohio office. Additional increases in the exchange rate between the U. S. dollar and the euro will still have, but to a lesser extent, an adverse effect on our financial condition and our results of operations for the remainder of 2008 as compared to 2007.
     Selling, general and administrative expenses (“SG&A”) include all administrative personnel costs, business and software development costs, and all other expenses not directly chargeable to a specific contract. SG&A expenses decreased by $543,000, or 15.0% to $3,078,000 from $3,621,000 for the three months ended June 30, 2008 and 2007, respectively. Staff and other payroll costs decreased $445,000 primarily as a result of staff reductions. Several selling, general and administrative expense line items decreased due to cost savings initiatives. In addition, advertising and travel expenses decreased $145,000 for the three months ended June 30, 2008 compared to the same period ended June 30, 2007 primarily as a result of eliminating certain marketing programs.
          Reductions in SG&A expenses for the second quarter of 2008 were partially offset by higher legal expenses and related costs during this quarter, primarily related to recent issues that have arisen related to certain representations and warranties contained in the Merger Agreement between DATATRAK and ClickFind. Pursuant to the terms of the Merger Agreement, the Company believes it is entitled to reimbursement of the legal fees and costs incurred during the second quarter related to these matters of approximately $310,000 from the Indemnifying Shareholders.

Consequently, the Company withheld the May 1, 2008 and August 1, 2008 interest payments, totaling approximately $102,000, from the Indemnifying Shareholders who also are the holders of the ClickFind Notes. The Indemnifying Shareholders have disputed both the Company’s right to indemnification and its right to offset the interest payments. As such, the attached condensed consolidated financial statements continue to reflect the accrual of interest on the ClickFind Notes for the second quarter and first six months of 2008. Pursuant to the terms of the Merger Agreement, the parties have scheduled a non-binding mediation relating to these matters which is expected to occur later in the third quarter of 2008. The outcome of these disputes with the Indemnifying Shareholders will not affect the Company’s rights to the technology purchased from ClickFind or the ability to deliver our eClinical platform.
     SG&A expenses were unfavorably impacted by $56,000 as a result of a higher exchange rate between the U.S. dollar and the euro compared to the second quarter of 2007. Approximately 13% of our SG&A expenses were subject to exchange rate fluctuation between the U.S. dollar and the euro. The average exchange rate between the U.S. dollar and the euro increased from approximately 1.3295 in the first half of 2007 to approximately 1.5305 in the first half of 2008. On July 31, 2008 we closed our German office and transferred our Help Desk services to our Cleveland, Ohio office. As of August 11, 2008 we had not reached a termination settlement with our German landlord. Since Deutchland GmbH has defaulted on its office lease agreement, the Company recorded a reserve against its restricted cash balance of 59,000 euros at June 30, 2008 and related expense for the three months ended June 30, 2008. The original lease term expires in August 2012. We will accrue rent expense for the sum total of the future minimum lease payments as of July 31, 2008 and will adjust the amount accordingly if a settlement is reached with the landlord. We do not intend to pay significant future rent on this lease. Additional increases in the exchange rate between the U. S. dollar and the euro will still have, but to a lesser extent, an adverse effect on our financial condition and our results of operations for the remainder of 2008 as compared to 2007.
     During the second quarters ended June 30, 2008 and 2007, DATATRAK recorded charges of $579,000 and $337,000, respectively, for severance benefits due to terminated employees. The reduction of 15 and 17 employees in the second quarters of 2008 and 2007, respectively, were part of restructuring plans to improve the Company’s financial performance. Severance expense in the second quarter of 2008 was unfavorably impacted by approximately $47,000 as a result of a higher exchange rate between the U.S. dollar and the euro compared to the second quarter of 2007.
     Depreciation and amortization expense decreased $385,000, or 43.4%, to $502,000 for the three months ended June 30, 2008 compared to $887,000 for the three months ended June 30, 2007. The decrease primarily consists of $262,000 of additional amortization on the customer relationship intangible asset recorded in the second quarter of 2007 and a $79,000 reduction in depreciation expense during the second quarter of 2008 due to the increasing number of fixed assets that became fully depreciated since June 2007.
          As a result of consecutive quarterly operating losses since the first quarter of 2006 and a significant decline in market capitalization during the second quarter, the Company determined that impairment indicators existed as of June 30, 2008. The Company conducted interim impairment testing of its goodwill and finite-lived tangible and intangible assets as of this date and determined that some impairment had occurred. DATATRAK’s market capitalization was approximately $6,173,000 at June 30, 2008, compared to approximately $16,460,000 as of March 31, 2008. As a result of the lower market capitalization and lower expectations regarding potential future cash flows associated with the software, the Company recorded a full impairment loss on its goodwill of $10,856,000 and a partial impairment loss of $1,700,000 on its DATATRAK eClinical software during the second quarter of 2008. In addition, the Company determined that there was no value in its ClickFind non-compete intangible asset and recorded an impairment loss of $144,000 during the second quarter of 2008. The Company also determined that there was impairment related to certain German fixed assets as a result of closing the German office and recorded an impairment loss of $63,000. The total impairment loss of $12,763,000 was separately recorded on the Company’s statement of operations for the three month period ended June 30, 2008. No impairment charge was incurred during the same time period of the prior year.
     Interest income decreased by $122,000, to $29,000 in the second quarter of 2008 from $151,000 in the second quarter of 2007 primarily as a result of lower investment rates and a reduction of the Company’s short-term investment balances which have been used to fund its operations.
     Interest expense decreased by $41,000 to $55,000, in the second quarter of 2008 from $96,000 in the second quarter of 2007 primarily from lower prime interest rates and a reduction in the ClickFind Notes’ outstanding principal balance.
     Six months ended June 30, 2008 compared with six months ended June 30, 2007
     Revenue for the six months ended June 30, 2008 decreased $2,270,000, or 34.4%, to $4,337,000, as compared to $6,607,000 for the six months ended June 30, 2007. During the first half of 2008, DATATRAK recorded revenue related to 117 contracts compared to 132 contracts during the six months ended June 30, 2007. For the six months ended June 30, 2008, $3,276,000 of revenue was the result of contracts that were in backlog at December 31, 2007, $715,000 was the result of new business signed since January 1, 2008, and $346,000 was the result of contracts acquired from ClickFind. During the first quarter of 2008, the Company commenced two significant multi-year enterprise license agreements and recognized $310,000 of revenue from those agreements in the first six months of 2008. The Company will continue to recognize revenue on these enterprise license agreements ratably over the life of each respective license period.

For the first six months of 2007, $5,550,000 of revenue was generated from contracts that were in backlog at December 31, 2006, $633,000 of revenue was the result of new business signed since January 1, 2007, and $424,000 was the result of contracts acquired from ClickFind. The reduction in revenue for the six months ended June 30, 2008 compared to the same prior year six month period was also impacted by a significant decrease attributable to one client, Otsuka Research Institute (“Otsuka”), which accounted for 5% of our total revenue in the first six months of 2008 compared to 21% of total revenue in the first six months of 2007. We believe less than 10% of our total 2008 revenue will come from Otsuka.
     We have previously disclosed that we had experienced significant trial delays from certain clients during the second half of 2007 regarding nine trials. During the first half of 2008, one client with two of the nine delayed trials canceled both trials. As a result of these cancellations, we reduced our backlog by approximately $900,000. We will be required to refund approximately $220,000 of unearned up-front fees in 2008 related to these cancellations. Also in the first half of 2008, another client with two of the nine delayed trials entered into an $800,000 three-year enterprise agreement with us. As part of the agreement, the two delayed trials were exchanged with two current trials resulting in a minimal increase to backlog. We increased our backlog by $800,000 in the first half of 2008 for the enterprise agreement. Of the remaining five trials one began generating revenue in the second quarter of 2008. The remaining four delayed trials represent $1,010,000 of our June 30, 2008 backlog of $13,226,000, or approximately 8%.
     Direct costs of revenue, mainly personnel costs, decreased by $724,000, or 28.3%, to $1,833,000 from $2,557,000 for the six months ended June 30, 2008 and 2007, respectively, primarily as a result of staff reductions. DATATRAK’s gross margin decreased to 57.7% for the six months ended June 30, 2008 compared to 61.3% for the six months ended June 30, 2007 primarily as a result of the 34% decrease in revenue. Gross margin was unfavorably impacted by a higher exchange rate between the U.S. dollar and the euro compared to the first six months of 2007. Our gross margin would have been 59.2% for the first half of 2008, compared to the actual 57.7%, had the exchange rate between the U.S. dollar and the euro remained constant year-over-year. Approximately 27% of our direct costs were subject to exchange rate fluctuation between the U.S. dollar and the euro. The average exchange rate between the U.S. dollar and the euro increased from approximately 1.3295 in the first half of 2007 to approximately 1.5305 in the first half of 2008. On July 31, 2008 we closed our German office and transferred our Help Desk services to our Cleveland, Ohio office. Additional increases in the exchange rate between the U. S. dollar and the euro will still have, but to a lesser extent, an adverse effect on our financial condition and our results of operations for the remainder of 2008 as compared to 2007.
     SG&A expenses decreased by $1,135,000, or 16.1%, to $5,909,000 from $7,044,000 for the six months ended June 30, 2008 and 2007, respectively. Staff and other payroll cost decreased $655,000, representing approximately 57.7% of the decrease, primarily a result of staff reductions. Several selling, general and administrative expense line items decreased due to cost savings initiatives. In addition, advertising and travel expenses decreased $382,000 for the six months ended June 30, 2008 compared to the same period ended June 30, 2007 primarily as a result of eliminating certain marketing programs.
          Reductions in SG&A expenses for the first half of 2008 were partially offset by higher legal expenses and related costs during this quarter, primarily related to recent issues that have arisen related to certain representations and warranties contained in the Merger Agreement between DATATRAK and ClickFind. Pursuant to the terms of the Merger Agreement, the Company believes it is entitled to reimbursement of the legal fees and costs incurred during the second quarter related to these matters of approximately $310,000 from Indemnifying Shareholders. Consequently, the Company withheld the May 1, 2008 and August 1, 2008 interest payments, totaling approximately $102,000, from the Indemnifying Shareholders who also are the holders of the ClickFind Notes. The Indemnifying Shareholders have disputed both the Company’s right to indemnification and its right to offset the interest payments. As such, the attached condensed consolidated financial statements continue to reflect the accrual of interest on the ClickFind Notes for the second quarter and first six months of 2008. Pursuant to the terms of the Merger Agreement, the parties have scheduled a non-binding mediation relating to these matters which is expected to occur later in the third quarter of 2008. The outcome of these disputes with the Indemnifying Shareholders will not affect the Company’s rights to the technology purchased from ClickFind or the ability to deliver our eClinical platform.
     SG&A expenses were unfavorably impacted by $107,000 as a result of a higher exchange rate between the U.S. dollar and the euro for the first six months of 2008 compared to the same period in 2007. Approximately 14% of our SG&A expenses were subject to exchange rate fluctuation between the U.S. dollar and the euro. The average exchange rate between the U.S. dollar and the euro increased from approximately 1.3295 in the first half of 2007 to approximately 1.5305 in the first half of 2008. On July 31, 2008, we closed our German office and transferred our Help Desk services to our Cleveland, Ohio office. As of August 11, 2008 we had not reached a termination settlement with our German landlord. Since Deutschland GmbH has defaulted on its office lease agreement, the Company recorded a reserve against its restricted cash balance of 59,000 euros at June 30, 2008 and related expense for the six months ended June 30, 2008. The original lease term expires in August 2012. We will accrue rent expense for the sum total of the future minimum lease payments as of July 31, 2008, and will adjust the amount accordingly if a settlement is reached with the landlord. We do not intend to pay significant future rent on this lease. Additional increases in the exchange rate between the U. S. dollar and the euro will still have, but to a lesser extent, an adverse effect on our financial condition and our results of operations for the remainder of 2008 as compared to 2007.

     During the six months ended June 30, 2008 and 2007, DATATRAK recorded a charge of $605,000 and $337,000, respectively, for severance benefits due to terminated employees. The reduction of 15 and 17 employees in the second quarters of 2008 and 2007, respectively, were part of restructuring plans to improve the Company’s financial performance. Severance expense in the first half of 2008 was unfavorably impacted by approximately $50,000 as a result of a higher exchange rate between the U.S. dollar and the euro compared to the first half of 2007.
     Depreciation and amortization expense for the six months ended June 30, 2008 decreased by $485,000, or 32.1%, to $1,024,000 compared to $1,509,000 for the six months ended June 30, 2007. The decrease primarily consists of $262,000 additional amortization on the customer relationship intangible asset in the first half of 2007 and a $144,000 reduction in depreciation expense during the first half of 2008 due to the increasing number of fixed assets that became fully depreciated since June 2007.
     As a result of consecutive quarterly operating losses since the first quarter of 2006 and a significant decline in market capitalization during the second quarter, the Company determined that impairment indicators existed as of June 30, 2008. The Company conducted interim impairment testing of its goodwill and finite-lived tangible and intangible assets as of this date and determined that some impairment had occurred. DATATRAK’s market capitalization was approximately $6,173,000 at June 30, 2008, compared to approximately $16,460,000 as of March 31, 2008. As a result of the lower market capitalization and lower expectations regarding potential future cash flows associated with the software, the Company recorded a full impairment loss on its goodwill of $10,856,000 and partial impairment loss of $1,700,000 on its DATATRAK eClinical software during the second quarter of 2008. In addition, the Company determined that there was no value in its ClickFind non-compete intangible asset and recorded an impairment loss of $144,000 during the second quarter of 2008. The Company also determined that there was impairment related to certain German fixed assets as a result of closing the German office and recorded an impairment loss of $63,000. The total impairment loss of $12,763,000 was separately recorded on the Company’s statement of operations for the six month period ended June 30, 2008. No impairment charge was incurred during the same time period of the prior year.
     Interest income decreased by $133,000, to $89,000 in the first half of 2008 from $222,000 in the first half of 2007 primarily as a result of lower investment rates and reduction of the Company’s short-term investment balances which have been used to fund its operations.
     Interest expense decreased by $73,000 to $121,000 in the first six months of 2008 compared to $194,000 in the same time period of 2007 primarily from lower prime interest rates and a reduction in the ClickFind Notes’ outstanding principal balance.
Liquidity and Capital Resources
     The Company’s principal sources of cash have been cash flow from operations and proceeds from the sale of equity securities. The Company’s investing activities primarily reflect capital expenditures and sales and purchases of short-term investments. Financing activities include debt repayments on the ClickFind Notes, the financing agreement with Oracle Credit Corporation, the capital lease agreements with Dell Financial Services and the Insurance Notes.
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
     On December 31, 2007, we received a significant customer receipt in the amount of $2.1 million from NTT DATA Corporation (“NTT”) in exchange for a five-year enterprise subscription license agreement. To date, we have not established a trend of multi-year large dollar subscription license agreements similar to the $2.1 million deal with NTT.
     Contracts with our customers usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally received monthly as work on the contract progresses. We record all amounts received as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized. We typically receive a low volume of large-dollar receipts and our accounts receivable will fluctuate due to the timing and size of cash receipts. Our contracting and collection practices are designed to encourage customer payment of accounts receivable balances between one to three months from invoice date. Any increase in our “days sales outstanding” is an indicator that our cash flow from operations and our working capital has been negatively impacted. At June 30, 2008, our “days sales outstanding” was 46 days as compared with 51 days calculated at December 31, 2007. Trade accounts receivable (net of allowance for doubtful accounts) was $1,123,000 at June 30, 2008 and $1,018,000 at December 31, 2007. Short-term deferred revenue was $1,197,000 at June 30, 2008 compared to $1,277,000 at December 31, 2007. Long-term deferred revenue was $1,470,000 at June 30, 2008 compared to $1,680,000 as of December 31, 2007. The long-term deferred revenue balance is a result of the $2,100,000 payment received in December 2007 upon the signing of a five-year enterprise subscription license agreement with NTT.

     Cash and cash equivalents increased $1,052,000 during the six months ended June 30, 2008. This was primarily the net result of $3,554,000 used in operating activities, $5,203,000 provided by investing activities and $587,000 used in financing activities. Net cash used in operating activities was mainly the net result of our net loss of $18,232,000 offset by changes in operating assets and liabilities of $776,000, non-cash impairment loss of $12,763,000, depreciation and amortization of $1,024,000 and non-cash stock-based compensation of $148,000. Investing activities included a reserve for $90,000 related to our German office lease restricted cash requirement, $27,000 used to purchase property and equipment, and current period maturities of short-term investments less additional investments in short-term investments totaling $5,140,000. Financing activities consist of debt repayments of $425,000 for the ClickFind Notes and $162,000 for the repayment of capital equipment lease financing agreements and Insurance Notes.
     At June 30, 2008, we had negative working capital of $(1,072,000), and our cash, cash equivalents and short-term investments totaled $4,479,000. Our working capital decreased by $7,208,000 since December 31, 2007. The decrease was primarily the result of the $3,554,000 of cash used in operating activities during the six months ended June 30, 2008 and the reclassification of the ClickFind Notes’ balloon payment of $3,000,000 due February 1, 2009 from long-term liabilities to current liabilities at June 30, 2008.
     Our wholly owned subsidiary, Deutschland GmbH is a party to a an office lease agreement that requires it to maintain a restricted cash balance. Deutschland GmbH closed its office in Germany effective July 31, 2008 and as of August 11, 2008 had not reached a termination settlement with the landlord. Since Deutschland GmbH has defaulted on its office lease agreement, the Company reserved its restricted cash balance of $90,000 at June 30, 2008.
     We have established a line of credit with a bank. This line allows us to borrow up to a certain percentage of our investments, as determined by the type of investment, held at the bank. As of June 30, 2008, approximately $980,000 was available to be borrowed. The line of credit bears interest at rates based on the prime rate, and is payable on demand. We had no amounts outstanding against the line of credit at June 30, 2008.
     At June 30, 2008, we had a note payable in the amount of $95,000 to Oracle Credit Corporation, payable in monthly payments of $9,000, including accrued interest through June 2009, various capital lease agreements in the amount of $272,000 with Dell Financial Services, payable in 36 monthly installments currently totaling $16,000 including accrued interest, and insurance notes payable in the amount of $120,000 with Westfield Bank, FSB, payable in monthly installments currently totaling $19,000 including accrued interest.
     The terms of our acquisition of ClickFind required us to pay approximately $4,000,000 of cash to the former shareholders of ClickFind in February 2006. We also issued notes payable to the former shareholders of ClickFind in the amount of $4,000,000 that bear interest at prime plus 1.0%. The notes payable had an outstanding balance of $3,000,000 as of June 30, 2008 of which the entire amount is due and payable February 1, 2009. Of the $3,000,000 outstanding ClickFind Notes payable balance, $1,963,000 is held by an executive officer of the Company who was the founder of ClickFind and of the remaining $1,037,000, $763,000 is held by other current employees of the Company. If the Company is not successful in renegotiating the payment terms with the ClickFind note holders, or if the Company cannot obtain additional funding to meet this obligation, DATATRAK believes that it will not have available funding to meet the $3,000,000 obligation on February 1, 2009.
     As previously disclosed, the Company and the ClickFind note holders had been in discussions regarding restructuring the repayment terms of the $3.0 million balloon payment due the ClickFind note holders on February 1, 2009. Such discussions did not result in a restructuring of the terms of such notes and there are currently no ongoing negotiations.
     During the second quarter of 2008 issues arose related to certain representations and warranties contained in the Merger Agreement. Pursuant to the terms of the Merger Agreement, the Company believes it is entitled to reimbursement of the legal fees and costs incurred during the second quarter related to these matters of approximately $310,000 from the Indemnifying Shareholders. Consequently, the Company withheld the May 1, 2008 and August 1, 2008 interest payments, totaling approximately $102,000, from the Indemnifying Shareholders who also are the holders of the ClickFind Notes. The Indemnifying Shareholders have disputed both the Company’s right to indemnification and its right to offset the interest payments. As such, the attached condensed consolidated financial statements continue to reflect the accrual of interest on the ClickFind Notes for the second quarter and first six months of 2008. Pursuant to the terms of the Merger Agreement, the parties have scheduled a non-binding mediation relating to these matters which is expected to occur later in the third quarter of 2008. The outcome of these disputes with the Indemnifying Shareholders will not affect the Company’s rights to the technology purchased from ClickFind or the ability to deliver our eClinical platform.

     In July 2007, DATATRAK settled its litigation related to Datasci’s patent infringement claim with no liability against the Company. In connection with the Datasci claim, an arrangement was entered into with certain former ClickFind shareholders for sharing of the expenses associated with that litigation. Under that arrangement, a certain portion of principal payments due under the notes would be used to offset a certain portion of the expenses related to the litigation. A total of $154,000 of the ClickFind Notes were used to offset expenses associated with this litigation.
     We intend to continue to fund the maintenance and testing of the DATATRAK EDC® software, as well as invest in the development, enhancement and testing of DATATRAK eClinical(TM). In 2005 and 2006 revenue from one major customer accounted for 59% and 44%, respectively, of our total annual revenue. In 2007, revenue from this major customer was only 15% of our total annual revenue and for the six months ended June 30, 2008 revenue from this customer represented 5% of our year-to-date revenue. We expect to have negative cash flow from operations during 2008 as we continue to transition from dependence on a major customer to a broader customer base with the expansion of our eClinical product offering. We also expect to record a net loss in 2008. We anticipate expenditures for property and equipment of approximately $100,000 for 2008, for the continued commercialization, enhancement and maintenance of our two clinical trial product offerings as well as improvements to our internal operating systems. We anticipate financing approximately half of the $100,000 total property and equipment expenditures.
     We record our research and development expenditures as part of SG&A expenses. Our research and development expenditures will be for the maintenance and testing of our DATATRAK EDC® software and the development, enhancement and testing of our DATATRAK eClinical(TM) software products. For the first six months ended June 30, 2008, we expensed approximately $856,000 for research and development.
     If existing sales trends from the past six months (January 2008 – June 2008) continue for the rest of 2008, and we experience no significant unforeseen trial cancellations or delays, we believe we will have available funds in order to meet our short-term working capital requirements through December 31, 2008. However, if existing sales trends from the past six months continue for the rest of 2008, even if we experience no significant unforeseen trial cancellations or delays, we do not believe we will have sufficient available funds in order to meet our longer-term working capital requirements for 2009, including the $3,000,000 balloon payment on the ClickFind Notes due February 1, 2009. At June 30, 2008, we had negative working capital of $(1,072,000). In an effort to partially address this working capital deficiency, we made significant cost reductions during the second quarter of 2008 which when fully implemented will yield an annual cost savings of approximately $1.6 million. During 2007 the German tax authority began an audit of Deutschland GmbH for the fiscal years 2002 through 2005. In the fourth quarter of 2007, the German tax authority established a position to disallow losses recognized in 2003 and characterized such losses as constructive dividends to the U.S. parent company. During July 2008 we received a tax assessment invoice and will be required to make a payment of approximately $615,000 to the German tax authority in August of 2008 of which we expect approximately $500,000 to be refunded within one to three months from the time we pay the tax and file the refund claim. Any delay or non-payment of the $500,000 expected refund will have an adverse impact on our business, financial condition and results of operations. Any increase in the 2008 average exchange rate between the U.S. dollar and the euro, as compared to the average 2007 rate, will still have an adverse impact on our available cash but to a lesser extent than in previous periods because of the closing of our German office on July 31, 2008.
     We may need to raise additional funds to offset delays or cancellations of existing contracts. We may raise additional funds by selling debt or equity securities, by entering into strategic relationships or through other arrangements. Additional capital may not be available on acceptable terms, if at all. To the extent that additional equity capital is raised, it could have a dilutive effect on our existing shareholders.
Fair Value Measurements
     During the first quarter of 2008, the Company adopted the Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements.” The adoption of FAS No. 157 had no material impact on the Company’s financial position, results of operations or cash flows during the six months ended June 30, 2008. FAS No. 157 was effective January 1, 2008 for financial assets and liabilities and will be effective January 1, 2009 for non-financial assets and liabilities. The standard provides guidance for establishing a frame work for measuring fair values of assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The standard clarifies the principle that fair value should be based on the assumptions or inputs market participants would use when pricing the asset or liability. In support of this principle, FAS No. 157 establishes a three level hierarchy for fair value measurements based on the quality or transparency of inputs used to measure the fair value of an asset or liability at the measurement date. For details on the Company’s adoption of FAS No. 157 for financial assets and liabilities, see Note 3 “Fair Value Measurements” to our condensed consolidated financial statements.

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
     Interest Rate Risk
     DATATRAK has fixed income investments consisting of cash equivalents and short-term investments, and short-term notes payable which may be affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents and short-term investments with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. A 1.0 percentage point change in interest rates during the six months ended June 30, 2008, would have resulted in a $32,000 change in DATATRAK’s interest income during the period.
     The Company’s notes payable to certain former shareholders of ClickFind bear interest at prime plus 1%, and interest is paid quarterly. A 1.0 percentage point change in the prime interest rate during the six months ended June 30, 2008, would have resulted in a $15,000 change in DATATRAK’s interest expense during the period.
     Foreign Currency Risk
     DATATRAK’s foreign results of operations are subject to the impact of foreign currency fluctuations through both foreign currency transaction and foreign currency translation adjustments. The Company manages its risk to foreign currency transaction adjustments by maintaining foreign currency bank accounts in currencies in which we regularly transact business. DATATRAK does not currently hedge against the risk of exchange rate fluctuations. On July 31, 2008 we closed our German office and transferred our Help Desk services to our Cleveland, Ohio office. Going forward our foreign currency risk will be reduced and eventually eliminated once our foreign currency obligations related to our German office are finalized.

     DATATRAK’s financial position and results of operations are impacted by translation adjustments caused by the conversion of foreign currency accounts and operating results into U.S. dollars for financial reporting purposes. A 1.0% fluctuation in the exchange rate between the U.S. dollar and the euro at June 30, 2008, would have resulted in a $4,000 change in the foreign currency translation amount recorded on the Company’s balance sheet, due to foreign currency translations. A 1.0% fluctuation in the average exchange rate between the U.S. dollar and the euro for the six months ended June 30, 2008, would have resulted in a $18,000 change in the Company’s net loss for the six months ended June 30, 2008, due to foreign currency transactions. During the six months ended June 30, 2008, the average exchange rate between the euro and the U.S. dollar increased by approximately 15.1% compared to the six months ended June 30, 2007. The conversion of the Company’s foreign operations into U.S. dollars upon consolidation resulted in a net loss that was approximately $238,000 more than would have been recorded had the exchange rate between the euro and the U.S. dollar remained consistent with 2007 first half rates.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) as of the end of the period covered by this report. Based upon that evaluation the Company’s management, including the chief executive officer and chief financial officer, have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Item 1A. Risk Factors
     Except as set forth below; there are no new Risk Factors or material changes to the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 or in the Quarterly Report 10-Q for the period then ended March 31, 2008.
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
          On June 16, 2008, the Company received a notice (the “Notice”) from Nasdaq indicating the Company is not in compliance with Nasdaq’s requirements for continued listing because, for the 30 consecutive business days prior to June 10, 2008, the bid price of the Company’s common shares closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4310(c)(4) (the “Minimum Bid Price Rule”). The bid price of our common shares has remained below the minimum $1.00 per share requirement since the receipt of the Notice. Nasdaq stated in the Notice that in accordance with Nasdaq Marketplace Rule 4310(c)(8)(D), the Company will be provided 180 calendar days, or until December 8, 2008 (the “Cure Period”), to regain compliance with the Minimum Bid Price Rule. The Notice has no effect on the listing of the Company’s common shares at this time.
          The Notice also states that if, at any time before December 8, 2008, the bid price of the Company’s common shares closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide the Company written notification that it has achieved compliance with the Minimum Bid Price Rule. However, Nasdaq has the discretion to require a period in excess of ten consecutive business days, but generally no more than twenty consecutive business days, before determining that the ability to maintain long-term compliance has been demonstrated. In addition, the Notice states that if the Company does not regain compliance with the Minimum Bid Price rule by December 8, 2008, Nasdaq will determine whether the Company meets all other Nasdaq Capital Market initial listing criteria set forth in Nasdaq Marketplace Rule 4310(c). If the Company meets all other initial listing criteria at that time, Nasdaq will notify the Company that it has been granted an additional 180 calendar days to comply with the Minimum Bid Price Rule. If the Company is not eligible for an additional compliance period, Nasdaq will provide the Company with written notification that the Company’s common shares will be delisted. At that time, the Company may, pursuant Nasdaq rules, appeal any delisting determination by Nasdaq to a Nasdaq Listings Qualifications Panel. The Company has been monitoring the bid price for its common shares since receipt of the Notice, but has not determined what action, if any, it will take in response to the Nasdaq notification.
     The Cure Period described above relates exclusively to our non-compliance with the Minimum Bid Price Rule. We may be delisted during the Cure Period for failure to maintain compliance with any other continued listing requirements that occur during this period. Even if we are successful in curing a non-compliance, Nasdaq may seek to delist us for our failure to meet the enumerated conditions for continued listing.
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
If we do not continue to attract and retain key personnel, we will be unable to effectively conduct our business.
     The market for technical, regulatory and other personnel essential to the development of our software, delivery of our services and management of our businesses is very competitive. If we cannot retain the employees we need, or replace key employees following their departure, our ability to develop and manage our business will be impaired, and this could adversely affect our business, prospects, results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     At the Annual Meeting of Shareholders held on June 12, 2008 (the “Annual Meeting”), the Company’s shareholders voted to elect Dr. Jeffrey A. Green, Seth B. Harris, and Dr. Jerome H. Kaiser each to an additional two-year term as a director of the Company. The following is a summary of the voting:

	Dr. Jeffrey A. Green	Seth B. Harris	Dr. Jerome H. Kaiser
For	9,197,345	9,489,335	9,489,760
Withheld	2,938,475	2,646,485	2,646,060
Also at the Annual Meeting, the Company’s shareholders voted to approve an amendment to the Company’s 2005 Omnibus Equity Plan to increase the number of common shares available for award under the plan. The following is a summary of the voting:

For	Against	Abstain
5,342,815	3,150,689	8,800
Finally, at the Annual Meeting, the Company’s shareholders also voted to approve an amendment to the Company’s Third Amended and Restated Code of Regulations to (i) specify that the Company may issue non-certificated shares, (ii) empower the Board of Directors to make certain procedural and ministerial amendments to the Code of Regulations and (iii) eliminate Article XIII of the Code of Regulations. The following is a summary of the voting:

For	Against	Abstain
8,690,984	3,422,548	22,292
Item 5. Other Information
     None.
Item 6. Exhibits
3.1	Amendment to the Third Amended and Restated Code of Regulations of the Company

10.1	Employment Agreement between the Company and G. Matthew Delaney effective May 15, 2008

10.2	Amendment No. 1 to the 2005 Omnibus Equity Plan

10.3	Separation Agreement and Release of Claims dated July 7, 2008 between DATATRAK International, Inc. and Terry C. Black which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 10, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATATRAK International, Inc. Registrant
Date: August 11, 2008	/s/ Jeffrey A. Green
Jeffrey A. Green,
Chief Executive Officer and a Director (Principal Executive Officer)

Date: August 11, 2008	/s/ Raymond J. Merk
Raymond J. Merk
Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)