Form 10-Q
period 2008-09-30
DATATRAK INTERNATIONAL INC
filed 2008-11-10
CIK 886530

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2008
Commission file number 1-33688
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
The number of Common Shares, without par value, outstanding as of October 31, 2008 was 13,751,901.

Part I. Financial Information
Item 1 Financial Statements
DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note A)
ASSETS
Current assets
Cash and cash equivalents	$1,924,859	$1,919,316
Short-term investments	506,852	6,595,045
Accounts receivable, net	1,801,491	1,070,688
Deferred tax asset — current	74,400	71,200
Prepaid expenses and other current assets	273,663	451,222

Total current assets	4,581,265	10,107,471
Property and equipment
Equipment	2,144,721	2,663,021
Software, net	4,626,806	6,325,496
Leasehold improvements	665,460	696,571

	7,436,987	9,685,088
Less accumulated depreciation	6,484,901	6,150,289

	952,086	3,534,799
Other assets
Restricted cash	—	87,021
Deferred tax asset	79,900	1,327,800
Deposit	39,549	39,549
Other intangible assets, net of accumulated amortization	—	520,458
Goodwill	—	10,856,113

	119,449	12,830,941

Total assets	$5,652,800	$26,473,211

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$404,579	$415,415
Notes payable	298,554	246,627
Current portion of long-term debt	3,000,000	425,304
Accrued expenses	1,780,802	1,607,261
Deferred revenue	1,154,839	1,277,276

Total current liabilities	6,638,774	3,971,883
Long-term liabilities
Accrued expenses — long-term	490,079	—
Long-term debt	64,734	3,252,962
Deferred revenue — long-term	1,365,000	1,680,000
Deferred tax liability	154,300	999,000

Total long-term liabilities	2,074,113	5,931,962
Shareholders’ equity (deficit)
Serial Preferred Shares, without par value, 1,000,000 shares authorized, none issued	—	—
Common Shares, without par value, authorized 25,000,000 shares; issued 17,051,901 shares as of September 30, 2008 and 17,016,901 shares as of December 31, 2007; outstanding 13,751,901 shares as of September 30, 2008 and 13,716,901 shares as of December 31, 2007	79,816,646	79,618,366
Treasury Shares, 3,300,000 shares at cost	(20,188,308)	(20,188,308)
Common Share warrants	1,191,284	1,191,284
Accumulated deficit	(63,600,494)	(43,769,201)
Foreign currency translation	(279,215)	(282,775)

Total shareholders’ equity (deficit)	(3,060,087)	16,569,366

Total liabilities and shareholders’ equity (deficit)	$5,652,800	$26,473,211

Note A:	The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$2,367,031	$2,116,333	$6,704,165	$8,723,138

Direct costs	568,020	1,061,088	2,400,663	3,617,858

Gross profit	1,799,011	1,055,245	4,303,502	5,105,280

Selling, general and administrative expenses	3,135,004	3,282,508	9,044,221	10,326,314

Severance expense	46,701	386,368	651,750	723,429

Depreciation and amortization	183,863	669,941	1,208,152	2,178,986

Impairment loss	—	213,209	12,763,145	213,209

Loss from operations	(1,566,557)	(3,496,781)	(19,363,766)	(8,336,658)

Interest income	17,717	128,623	106,723	350,328

Interest expense	(54,362)	(91,121)	(175,489)	(285,616)

Other gain (loss)	4,317	—	(13,761)	(1,700)

Loss before income taxes	(1,598,885)	(3,459,279)	(19,446,293)	(8,273,646)

Income tax expense	—	47,000	385,000	93,600

Net loss	$(1,598,885)	$(3,506,279)	$(19,831,293)	$(8,367,246)

Net loss per share:

Basic:
Net loss per share	$(0.12)	$(0.26)	$(1.45)	$(0.64)

Weighted-average shares outstanding	13,681,901	13,634,075	13,681,901	13,014,534

Diluted:
Net loss per share	$(0.12)	$(0.26)	$(1.45)	$(0.64)

Weighted-average shares outstanding	13,681,901	13,634,075	13,681,901	13,014,534

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities
Net loss	$(19,831,293)	$(8,367,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,208,152	2,178,986
Impairment loss	12,763,145	213,209
Stock-based compensation	198,280	302,004
Accretion of discount on investments	(55,485)	(264,206)
Other	13,761	1,700
Changes in operating assets and liabilities:
Accounts receivable	(731,164)	747,900
Prepaid expenses and other current assets	327,549	(53,313)
Deferred taxes, net	400,000	93,600
Accounts payable and accrued expenses	685,416	659,241
Deferred revenue	(437,437)	(145,615)

Net cash used in operating activities	(5,459,076)	(4,633,740)
Investing activities
Decrease in restricted cash	89,951	—
Purchases of property and equipment	(26,605)	(68,803)
Maturities of short-term investments	36,099,851	26,750,000
Purchases of short-term investments	(29,956,173)	(31,474,557)

Net cash provided by (used in) investing activities	6,207,024	(4,793,360)
Financing activities
Proceeds from exercise of stock options and warrants	—	273,760
Proceeds from issuance of common shares, net of paid issuance costs	—	8,647,852
Payments of long-term debt	(710,148)	(807,411)

Net cash provided by (used in) financing activities	(710,148)	8,114,201

Effect of exchange rate changes on cash	(32,257)	(14,221)

Increase (decrease) in cash and cash equivalents	5,543	(1,327,120)
Cash and cash equivalents at beginning of period	1,919,316	3,019,184

Cash and cash equivalents at end of period	$1,924,859	$1,692,064

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of DATATRAK International, Inc. and subsidiaries (“DATATRAK” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that might affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
2. Risks and Uncertainties
     On February 13, 2006, in accordance with the provisions of the agreement and plan of merger (the “Merger Agreement”) between the Company and ClickFind, Inc. (“ClickFind”), the Company acquired all of the outstanding stock of ClickFind. A portion of the purchase price consisted of $4,000,000 in notes payable (the “ClickFind Notes”), $3,000,000 of which would have been due and payable on February 1, 2009.
     During the second quarter of 2008, issues arose relating to certain representations and warranties contained in the Merger Agreement. On September 11, 2008, after the parties attempted to resolve their disputes through mediation pursuant to the terms of the Merger Agreement, the Company filed a lawsuit against certain of the former shareholders of ClickFind, including a former executive officer and other current employees of the Company who are also holders of the ClickFind Notes (the “Indemnifying Shareholders”), claiming willful and fraudulent failure to disclose material information in connection with the acquisition of ClickFind (the “Lawsuit”). On October 10, 2008, the Indemnifying Shareholders filed an answer and counterclaim against the Company concerning this matter (the “Countersuit”). See Part II, Item 1 of this Quarterly Report for a detailed description of the dispute between the Company and the Indemnifying Shareholders.
     As permitted by the Merger Agreement, the Company provided notice of offset against the remaining $3,000,000 obligation for payment of the ClickFind Notes to the Indemnifying Shareholders as partial satisfaction of the Company’s claims for indemnification against the Indemnifying Shareholders. In connection with such dispute, the Company has also withheld the May 1, 2008, August 1, 2008 and November 1, 2008 interest payments to the Indemnifying Shareholders. The Indemnifying Shareholders have disputed both the Company’s right to indemnification and its right to offset the interest payments and the balance of the ClickFind Notes. As such, the attached condensed consolidated financial statements continue to reflect the accrual of interest on the ClickFind Notes for the third quarter and first nine months of 2008 and the $3,000,000 obligation for payment of the ClickFind Notes as of September 30, 2008. The Company believes that the outcome of the disputes with the Indemnifying Shareholders will not affect the Company’s rights to the technology purchased from ClickFind or the ability to deliver our DATATRAK eClinical platform. If the Lawsuit and the Countersuit do not conclude in favor of the Company (and the $3,000,000 obligation is thus reinstated), and the Company cannot obtain additional funding to meet the $3,000,000 obligation for payment of the ClickFind Notes, the Company believes that it will not have available funding to pay such $3,000,000 obligation.
3. Fair Value Measurements
     On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” as required for financial assets and liabilities. The adoption of FAS No. 157 had no material impact on the Company’s financial position, results of operations or cash flows during the nine months ended September 30, 2008. FAS No. 157 was effective January 1, 2008 for financial assets and liabilities and will be effective January 1, 2009 for non-financial assets and liabilities. The standard provides guidance for establishing a frame work for measuring fair values of assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The standard clarifies the principle that fair value should be based on the assumptions or inputs market participants would use when pricing the asset or liability. In support of this principle, FAS No. 157 establishes a three level hierarchy for fair value measurements based on the quality or transparency of inputs used to measure the fair value of an asset or liability at the measurement date.
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
     The following table presents the financial instruments carried at fair value as of September 30, 2008 by caption on the consolidated balance sheet and by FAS No. 157 valuation hierarchy as described above.
Fair Value Measurements at Reporting Date Using

		Quoted Prices in
		Active Markets for	Significant Other	Significant
Description	September 30, 2008	Identical Assets	Observable Inputs	Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Cash Equivalents — Money Market Funds	$1,413,000	$1,413,000	$—	$—
Short-term Investments — Corporate Obligations (Commercial Paper) and Corporate Stock	507,000	507,000	—	—

Total	$1,920,000	$1,920,000	$—	$—

4. Net Loss Per Share
     The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss used in the calculation of basic and diluted earnings per share	$(1,598,885)	$(3,506,279)	$(19,831,293)	$(8,367,246)

Denominator for basic net loss per share — weighted-average common shares outstanding	13,681,901	13,634,075	13,681,901	13,014,534
Effect of dilutive common share options and warrants	—	—	—	—

Denominator for diluted net loss per share	13,681,901	13,634,075	13,681,901	13,014,534

Basic net loss per share	$(0.12)	$(0.26)	$(1.45)	$(0.64)

Diluted net loss per share	$(0.12)	$(0.26)	$(1.45)	$(0.64)

Weighted-average common share options and warrants excluded from the computation of diluted net loss per share because they would have an anti-dilutive effect on net loss per share	1,580,888	1,702,709	1,540,149	1,688,347

5. Comprehensive Loss
     The following table sets forth comprehensive loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(1,598,885)	$(3,506,279)	$(19,831,293)	$(8,367,246)
Foreign currency translation	37,007	39,653	3,560	6,155

Comprehensive loss	$(1,561,878)	$(3,466,626)	$(19,827,733)	$(8,361,091)

6. Shareholders’ Equity
     During the third quarter of 2008, the Company granted 240,000 options to key employees under the DATATRAK International, Inc. 2005 Omnibus Equity Plan (the “Omnibus Plan”). Also pursuant to the Omnibus Plan, a total of 55,000 options were granted to two executive officers of the Company. These awards vest ratably over a period of 12, 24 and 36 months. Under the director compensation program, the Company issued 42,000 fully vested options in each of the three quarters ending March 31, June 30 and September 30, 2008 totaling 126,000 for the nine months ended September 30, 2008.
     During the nine months ended September 30, 2008, no options were exercised, 55,000 options expired and 336,718 options were canceled or forfeited. There are 1,177,392 options outstanding at September 30, 2008.
     During the nine months ended September 30, 2008, no warrants were exercised and 15,680 warrants expired. There are 327,743 warrants outstanding at September 30, 2008 which have original terms of 5 years and an exercise price of $6.00 per share.
     During the nine months ended September 30, 2008, a total of 35,000 restricted common shares were issued to an executive officer of the Company which vest on the one year anniversary date.
     In March 2007, the Company completed a private placement financing with a group of institutional investors. In connection with this financing, the Company sold 1,986,322 common shares at a price of $4.75 per share. The terms of the financing included the issuance of five-year warrants to purchase a total of 297,948 common shares at $6.00 per share to investors in the private placement, and the issuance of five-year warrants to purchase a total of 29,795 common shares at $6.00 per share to the placement agents who assisted the Company in the private placement. The net proceeds from the sale of the common shares were approximately $8,648,000 (after deducting offering related expenses). The proceeds were allocated between common shares and common share warrants based on their relative fair values. All these five-year warrants are outstanding as of September 30, 2008 and 2007.
     In connection with the March 2007 financing, we also granted registration rights for the purchased common shares and the common shares issuable upon exercise of the warrants. The registration rights agreement specifies filing and “effectiveness” deadlines and requires the Company to, except under certain limited circumstances, keep the registration statement effective until certain threshold dates. The registration rights agreement also requires the Company to maintain (e.g. maintenance requirement) a sufficient number of common shares to satisfy all the warrants if they were exercised now or in the future. The Company has sufficient authorized, unregistered common shares to permit exercise of the warrants. Accordingly, the Company classified the warrants as equity instruments at September 30, 2008 and 2007. On April 13, 2007, the Company filed its S-3 registration statement to register sufficient common shares to cover the purchased common shares and the common shares issuable upon exercise of the warrants issued as part of the private placement financing. The registration statement was declared effective on May 14, 2007 by the Securities and Exchange Commission.
     In the event the Company fails to meet a filing, effectiveness or maintenance requirement, the Company shall pay each holder an amount equal to 1% of the aggregate purchase price. The aggregate amount of these “registration delay payments” shall not exceed a total of 10% of the aggregate purchase price of the shares. The Company believes it is not probable that it will be required to pay a registration delay payment and thus has not recorded a liability with respect to the registration payment arrangement.
7. Operating Leases
     The Company leases certain office equipment and space. Future minimum lease payments for the Company under non-cancelable operating leases including our German office and equipment leases as of September 30, 2008 are as follows:

Twelve Months ended September 30,	Amount
2009	$744,000
2010	555,000
2011	556,000
2012	544,000
2013	73,000
Subsequent to September 30, 2013	—

$2,472,000

8. Income Taxes
     Income tax expense consists of the following:

	Nine Months Ended September 30,
	2008	2007
Deferred — foreign	$385,000	$94,000

     A reconciliation of income tax expense at the U.S. federal statutory rate to the effective income tax rate is as follows:

	Nine Months Ended September 30,
	2008	2007
Income tax benefit at the United States statutory rate	$(6,612,000)	$(2,813,000)
Change in valuation allowance	3,427,000	2,016,000
Goodwill impairment	3,691,000	—
Foreign tax credit	(115,000)	—
Foreign tax rate change	—	806,000
Change in FIN No. 48 liability	(15,000)	—
State and local taxes	—	7,000
Foreign taxes	(8,000)	7,000
Non-deductible permanent differences	17,000	71,000

	$385,000	$94,000

     Due to uncertainty regarding the realization of the deferred tax asset resulting from its cumulative operating losses, as well as the closing of its German office, the Company provided for a full valuation allowance against all its net deferred tax assets. The deferred foreign tax provision in 2008 was primarily the result of the additional valuation reserve provided against its German deferred tax assets. The 2007 deferred tax provision resulted from the use of foreign net operating losses to reduce foreign taxable income.
     During the first quarter of 2008, the Company received the German tax audit report associated with the German tax audit of DATATRAK Deutschland GmbH, the Company’s German subsidiary, for the years 2003 through 2005. The report concluded that the 2003 loss was disallowed and should be classified as a constructive dividend. As a result, the Company recorded a tax assessment due to the German tax authority and corresponding FIN No. 48 liability of $115,000 which was paid in September 2008.

9. Long-Term Debt
     Long-term debt at September 30, 2008 and December 31, 2007 is summarized below:

	September 30,	December 31,
	2008	2007
Notes payable — the ClickFind Notes	$3,000,000	$3,425,000
Financing agreement with Oracle Credit Corporation (the “Oracle Agreement”)	70,000	143,000
Capital lease agreements with Dell Financial Services (the “Dell Agreements”)	230,000	357,000
Insurance Notes payable	64,000	—

	3,364,000	3,925,000
Less current maturities	3,299,000	672,000

	$65,000	$3,253,000

     The ClickFind Notes were held by certain former shareholders of ClickFind. They bear interest at prime plus 1% and the remaining balloon principal payment of $3,000,000 would have been due on February 1, 2009.
     As described above in Note 2, “Risks and Uncertainties” and hereinafter in Part II, Item 1 of this Quarterly Report on Form 10-Q, the Company and the Indemnifying Shareholders have been involved in a dispute relating to certain representations and warranties in the ClickFind Merger Agreement. In connection with such dispute, and as permitted by the Merger Agreement, on September 11, 2008, the Company provided notice of offset against the remaining $3,000,000 obligation for payment of the ClickFind Notes to the Indemnifying Shareholders as partial satisfaction of the Company’s claims for indemnification against the Indemnifying Shareholders. The Company has also withheld the May 1, 2008, August 1, 2008 and November 1, 2008 interest payments to the Indemnifying Shareholders. The Indemnifying Shareholders have disputed both the Company’s right to indemnification and its right to offset the interest payments and the balance of the ClickFind Notes. As such, the attached condensed consolidated financial statements continue to reflect the accrual of interest on the ClickFind Notes for the third quarter and first nine months of 2008 and the $3,000,000 obligation for payment of the ClickFind Notes as of September 30, 2008. If the Lawsuit and the Countersuit do not conclude in favor of the Company (and the $3,000,000 obligation is thus reinstated) and the Company cannot obtain additional funding to meet the $3,000,000 obligation for payment of the ClickFind Notes, the Company believes that it will not have available funding to pay such $3,000,000 obligation.
     As previously disclosed, on July 17, 2006, Datasci LLC (“Datasci”) filed a complaint against the Company, ClickFind and CF Merger Sub, Inc. (“Merger Sub”) alleging infringement of United States Patent No. 6,496,827 (the “Datasci claim”). In connection with the Datasci claim, an arrangement was entered into with the Indemnifying Shareholders for sharing of the expenses associated with that litigation. Under that arrangement, a certain portion of principal payments due under the ClickFind Notes would be used to offset a certain portion of the expenses related to the litigation. The two $500,000 principal payments due on February 1, 2007 and 2008 were partially offset by $79,000 and $75,000, respectively, for expenses related to the Datasci claim. In July 2007, the Company settled its litigation related to the Datasci’s claim with no liability against the Company.
     The Oracle Agreement is for the purchase of certain computer equipment. The terms of the financing agreement require the Company to make 36 monthly payments of $9,000, including accrued interest, beginning in July 2006 through June 2009.
     The Dell Agreements are for the purchase of certain computer equipment. The terms of the lease agreements require the Company to make monthly payments, currently totaling $16,000, for the 36 month term of each lease. Certain of these leases include bargain purchase options while the more recent ones entered into include fair value purchase options at the end of the lease term.
     The origination of the Dell Agreement transactions totaling $249,000 for the first nine months of 2007 are excluded from the Company’s 2007 condensed consolidated statement of cash flows. There were no such agreements entered into during the first nine months of 2008.

     During May 2008, the Company entered into two separate financing agreements (the “Insurance Notes”) with Westfield Bank, FSB for the payment of the Company’s insurance premiums. The notes bear interest at 6.9% and 7.2%, respectively, and are due in equal monthly installments totaling $19,000, including accrued interest. The origination of the Insurance Notes are excluded from the Company’s 2008 condensed consolidated statement of cash flows. At September 30, 2008, $64,000 was due to Westfield Bank, FSB.
10. Restructuring Costs
     During 2008, the Company terminated 14 employees due to the closing of its German office and 9 others as a result of its cost cutting initiatives. Significant employee terminations also took place in the second, third and fourth quarters of 2007. As a result, the Company accrued severance charges for severance benefits due to terminated employees in both the nine month periods ending September 30, 2008 and 2007. Reconciliations of the Company’s accrued severance balances for the first nine months ended September 30, 2008 and 2007 are as follows:

	Accrued Severance Reconciliation
Description	2008	2007
Accrued severance at Jan 1	$523,000	$7,000
Charges	652,000	723,000
Payments	(948,000)	(135,000)

Accrued severance at Sep 30	$227,000	$595,000

     The Company accounts for termination benefits in accordance with Statement of Financial Accounting Standards (“FAS”) No. 146, “Accounting for the Cost of Exit or Disposal Activities”, which requires that termination benefit expenses be recorded ratably over the period during which employees must provide future services in order to obtain the benefit. Termination benefits for employees who will not be retained to render service beyond the minimum notification period are recognized at the communication date.
     On July 31, 2008, the Company exited its German premises and is in default of certain operating lease agreements. In accordance with FAS No. 146, the Company was required to record rent expense of $835,000 representing the fair value of the future minimum lease payments including fixed costs of its office and telephone operating leases. No lease payments have been made since the Company recorded this obligation on July 31, 2008. As of November 10, 2008, we had not reached a termination settlement with our German landlord; however, we will adjust the rent expense amount accordingly if a settlement is reached with the landlord. The original office lease term expires in August 2012.
11. Restricted Cash
     The Company’s wholly owned subsidiary, DATATRAK Deutschland GmbH (“Deutschland GmbH”), is required to provide a bank guarantee to the lessor of its office space equal to three months of rent. The terms of the bank guarantee require Deutschland GmbH to maintain a restricted cash balance of 59,000 Euros with the bank. Deutschland GmbH closed its office in Germany effective July 31, 2008, and as of November 10, 2008, had not reached a termination settlement with the landlord. Deutschland GmbH has defaulted on its office lease agreement and therefore has recorded a reserve against its restricted cash balance at September 30, 2008. Restricted cash balances were $0 at September 30, 2008 and $87,000 at December 31, 2007.
12. Software Development Costs
     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards (“FAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Such costs are amortized over the lesser of three years or the economic life of the related product. The net carrying value for capitalized software development costs was $462,000 and $2,504,000 as of September 30, 2008 and December 31, 2007, respectively. The Company performs a review of the recoverability of such capitalized software costs when impairment indicators arise. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any impairment amounts are expensed. As a result of consecutive quarterly operating losses since the first quarter of 2006 and continued decline in market capitalization during the third quarter, the Company determined that impairment indicators existed as of September 30, 2008. The Company conducted interim impairment testing of its DATATRAK eClinical software as of this date and determined that no further impairment of its software had occurred.
     During the second quarter of 2008, impairment indicators were present and the Company performed a review of the recoverability of its DATATRAK eClinical software. As a result of lower expectations regarding potential future cash flows associated with the software, the Company recorded a partial impairment loss on its DATATRAK eClinical software of $1,700,000 during the second quarter of 2008. The Company used a relief from royalty methodology and determined the fair value of the software to be $480,000 as of June 30, 2008. The software is being amortized over its remaining estimated life of approximately five years and is stated at $454,000 at September 30, 2008.
     Research and development expenses included in selling, general and administrative expenses were $1,171,000 and $1,939,000 for the nine months ended September 30, 2008 and 2007, respectively.
13. Goodwill and Finite-Lived Tangible and Intangible Assets
     As a result of consecutive quarterly operating losses since the first quarter of 2006 and continued decline in market capitalization during the third quarter, the Company determined that impairment indicators existed as of September 30, 2008. The Company conducted interim impairment testing of its finite-lived tangible assets and eClinical software as of this date and determined that no further impairment had occurred in the third quarter of 2008.
     As required by Statement of Financial Accounting Standards (“FAS”) No. 142, “ Goodwill and Other Intangible Assets”, the Company conducted, as of June 30, 2008, a two-step impairment test to assess the carrying value of its indefinite-lived intangible assets. The results of the test and other qualitative factors negatively impacting the Company’s expected future performance resulted in a full impairment loss for goodwill in the amount of $10,856,000 as of June 30, 2008. During the second quarter of 2008, the Company also recorded impairment losses of $144,000 on its ClickFind non-compete intangible asset, $63,000 for certain German fixed assets and $1,700,000 on its eClinical software.
14. Reclassification
     Certain prior year amounts have been reclassified to conform to the current year presentation.
15. Contingencies
     In the ordinary course of business, the Company is involved in employment related legal proceedings. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information set forth and discussed below for the three and nine month periods ended September 30, 2008 is derived from, and should be read in conjunction with, the condensed consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the fourth quarter or for the entire year.
General
     DATATRAK is a provider of software and other related services, commonly referred to as an application service provider, or ASP. The Company’s customers use the software known as DATATRAK EDC® and DATATRAK eClinical™ to collect and transmit clinical trial data, commonly referred to as electronic data capture, or EDC. The Company’s services assist companies in the clinical pharmaceutical, biotechnology, contract research organization and medical device industries in accelerating the completion of clinical trials.
     In recent years our operating results have depended significantly on revenue from one major client. In 2005 our revenue was $15.7 million and our net income was $2.5 million. Approximately $9.3 million, or 59%, of the $15.7 million of revenue that year was from one major client. In the third quarter of 2006 certain trials with this major client concluded successfully and earlier than expected. As a result of the early successful conclusion of such trials our revenue decreased significantly and very quickly. In 2006 this major client represented 44% of our total revenue compared to 15% in 2007. For the first nine months of 2008 revenue from this client represented only 4% of our total revenue.

     In February of 2006, we acquired ClickFind, Inc. (“ClickFind”), a company focused on the application of a unified technology platform for clinical trials, located in Bryan, Texas. We have faced significant challenges since 2006 as our efforts to replace the significant revenue decrease from our major client has overlapped with the integration of the acquisition of ClickFind. Our net loss in 2006 and 2007 was $4.5 million and $10.9 million, respectively. The Company’s net loss for the first nine months of 2008 was $19.8 million which includes asset impairment charges of $12.8 million and a charge of $835,000 representing the fair value of the entire remaining lease obligation for certain leases we exited upon closing our German office in July of 2008. Our 2008 third quarter net loss was $1.6 million and includes the $835,000 lease charge.
     To partially offset the significant decline in revenue we have made substantial headcount reductions. Since June of 2007 we have eliminated approximately 70 positions representing approximately $5.9 million of annual cost. We believe our results for the third quarter of 2008 are an early indication of the progress we have made. Revenue for the three months ended September 30, 2008, increased 12% to $2,367,000 compared to $2,116,000 for the same three month period in 2007. Our gross profit margin improved to 76% for the three months ended September 30, 2008, compared to 50% for the same three month period in 2007.
     Strategic Alternatives
     On July 21, 2008, we announced we had retained Healthcare Growth Partners, LLC as a strategic and financial advisor to assist the Board of Directors in evaluating a variety of potential opportunities directed at maximizing shareholder value. These potential opportunities may include, but are not limited to, a sale, merger or other business combination of the Company; strategic partnerships or alliances; or raising of additional capital, if the Company determines it is in the best interest of its shareholders to continue as a stand alone entity. This review process is ongoing and we undertake no obligation to make any further announcement regarding the exploration of strategic alternatives unless and until the Board of Directors has approved a specific course of action. There can be no assurance that this process will result in any specific transaction or in any changes to the Company’s current direction.
     Restructured Senior Management Team
     On May 19, 2008, we announced the restructuring of our senior management team. Mr. Laurence Birch, a member of the Company’s Board of Directors succeeded Dr. Jeffrey A. Green as Chairman of the Board. Dr. Green retained his role as the Company’s Chief Executive Officer. Mr. Matt Delaney, the then current Vice President of Marketing and Sales, was also appointed to the position of Interim President. The position of Chief Operating Officer, previously held by Mr. Terry Black, was eliminated.
     Litigation
     On February 13, 2006, in accordance with the provisions of the merger agreement between DATATRAK International, Inc. and ClickFind (the “Merger Agreement”), the Company acquired all of the outstanding stock of ClickFind. A portion of the purchase price consisted of $4,000,000 in notes payable (the “ClickFind Notes”), $3,000,000 of which would have been due and payable on February 1, 2009.
     As described above in Note 2, “Risks and Uncertainties” and hereinafter in Part II, Item 1 of this Quarterly Report on Form 10-Q, the Company and certain former shareholders of ClickFind (the “Indemnifying Shareholders”) have been involved in a dispute relating to certain representations and warranties in the Merger Agreement. In connection with such dispute, and as permitted by the Merger Agreement, on September 11, 2008, the Company provided notice of offset against the remaining $3,000,000 obligation for payment of the ClickFind Notes to the Indemnifying Shareholders as partial satisfaction of the Company’s claims for indemnification against the Indemnifying Shareholders. The Company has also withheld the May 1, 2008, August 1, 2008 and November 1, 2008 interest payments to the Indemnifying Shareholders. The Indemnifying Shareholders have disputed both the Company’s right to indemnification and its right to offset the interest payments and the balance of the ClickFind Notes. As such, the attached condensed consolidated financial statements continue to reflect the accrual of interest on the ClickFind Notes for the third quarter and first nine months of 2008 and the $3,000,000 obligation for payment of the ClickFind Notes as of September 30, 2008. If the Lawsuit and the Countersuit do not conclude in favor of the Company (and the $3,000,000 obligation is thus reinstated), and the Company cannot obtain additional funding to meet the $3,000,000 obligation for payment of the ClickFind Notes, the Company believes that it will not have available funding to pay such $3,000,000 obligation.
     Impairment of Certain Assets
     As a result of consecutive quarterly operating losses since the first quarter of 2006 and a significant decline in market capitalization during the second quarter of 2008, the Company determined that impairment indicators existed as of June 30, 2008. The Company conducted interim impairment testing of its goodwill, software and finite-lived tangible and intangible assets as of this date and determined that significant impairment had occurred as of June 30, 2008. The Company recorded an impairment loss of $12,763,000 in its statement of operations for the three month period ended June 30, 2008. Impairment indicators were present in the third quarter of 2008 and impairment testing was performed; however, the Company determined no further impairment had occurred as of September 30, 2008.
     Revenue Recognition
          The Company recognizes revenue in accordance with Staff Accounting Bulletin 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product or service has occurred; the fee is fixed or determinable; and collectability is probable. The Company’s contracts provide a fixed price for each element to be delivered, and revenue is recognized as these multiple-elements are delivered. The Company determines the price of items included in multiple-element arrangements using objective, reliable evidence of fair value. This evidence is based on the vendor-specific per element price the Company would sell an item for on a standalone basis or other methods allowable under EITF No. 00-21. The Company recognizes revenue based on the performance or delivery of the following specified services or components of its contracts in the manner described below:
•	Enterprise license revenue is recognized ratably over the life of the license agreement.

•	Project management and data management (design, report and export) service revenue is recognized proportionally over the life of a contract as services are performed, based on the contractual billing rate for those services.

•	Data items revenue is earned based on a price per data unit as data items are entered into our hosting facility.

•	Classroom training services revenue is recognized as classroom training is completed, at rates based on the length of the training program.

•	Internet-based training services revenue is recognized on a per user basis as self-study courses are completed.

•	Help Desk revenue is recognized based on a monthly price per registered user or site under the contract.
     Services provided by the Company that are in addition to those provided for in our contracts are billed on a fee for service basis as services are completed. Costs associated with contract revenue are recognized as incurred. Costs that are paid directly by our clients, and for which we do not bear the risk of economic loss, are excluded from revenue. The termination of a standard contract will not result in a material adjustment to the revenue or costs previously recognized.
     Backlog
     Backlog consists of anticipated revenue from authorization letters to commence services, statements of work and other signed contracts yet to be completed. Potential contracts or authorization letters that have passed the verbal stage, but have not yet been signed, are excluded from backlog. At September 30, 2008, the Company’s backlog was $12,545,000 compared to $13,040,000 at December 31, 2007. The Company’s individual trial contracts can be cancelled or delayed at anytime. Approximately 81% of the Company’s September 30, 2008, backlog is individual contracts and subject to being cancelled or delayed at anytime. The Company’s individual contract backlog, at any point in time, is not an accurate predictor of future levels of revenue. As a result of the Company’s transactional and service-based business model combined with the dynamic nature of the clinical trials market where changes in scope are common, backlog has historically not been an accurate predictor of short-term revenue.
     Critical Accounting Policies
     In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has identified the most critical accounting principles upon which its financial status depends. Critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies were identified to be those related to revenue recognition, software development costs, stock-based compensation, goodwill and other intangible assets, restructuring costs and income taxes.
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
Results of Operations
     Three months ended September 30, 2008 compared with three months ended September 30, 2007
     Revenue for the three months ended September 30, 2008 increased $251,000, or 11.8%, to $2,367,000, as compared to $2,116,000 for the three months ended September 30, 2007. The $251,000 increase in revenue for the three months ended September 30, 2008, compared to the same prior year three month period, included $172,000 of revenue from two significant multi-year enterprise license agreements that commenced in the first quarter of 2008. During the third quarter of 2008, the Company recorded revenue related to 100 contracts compared to 93 contracts during the three months ended September 30, 2007. For the three months ended September 30, 2008, $1,457,000 of revenue was the result of contracts that were in backlog at December 31, 2007, $777,000 was the result of new business signed since January 1, 2008, and $133,000 was the result of contracts acquired from ClickFind. For the three months ended September 30, 2007, $1,481,000 of revenue was generated from contracts that were in backlog at December 31, 2006, $513,000 of revenue was the result of new business signed since January 1, 2007, and $122,000 was the result of contracts acquired from ClickFind.
     Direct costs of revenue, mainly personnel costs, were $568,000 and $1,061,000 during the three months ended September 30, 2008 and 2007, respectively. The net decrease of $493,000, or 46.5%, was primarily due to headcount reductions. The Company’s gross margin increased to 76.0% for the three months ended September 30, 2008 compared to 49.9% for the three months ended September 30, 2007. The closure of the Company’s German office and the consolidation of our Help Desk services into our Cleveland office was a main component of the cost savings.
     Selling, general and administrative expenses (“SG&A”) include all administrative personnel costs, business and software development costs, and all other expenses not directly chargeable to a specific contract. SG&A expenses decreased by a net $148,000, or 4.5%, to $3,135,000 from $3,283,000 for the three months ended September 30, 2008 and 2007, respectively. Staff and other payroll costs decreased $756,000 primarily as a result of headcount reductions. Also, several selling, general and administrative expense line items decreased due to cost savings initiatives resulting in a net savings of $461,000.
     Reductions in SG&A expenses were offset by two significant items. First, we recorded a charge of $835,000 related to the Company’s German office and office equipment leases. The $835,000 represents the fair value of the entire remaining obligation of such leases (see Note 10 “Restructuring Costs” to the condensed consolidated financial statements). Secondly, we incurred legal costs of approximately $234,000 associated with the previously disclosed disputes between the Company and the Indemnifying Shareholders (see Note 2 “Risks and Uncertainties” to the condensed consolidated financial statements and hereinafter Part II, Item 1 of this Quarterly Report on Form 10-Q).
     SG&A expenses were unfavorably impacted by $97,000 as a result of a higher exchange rate between the U.S. dollar and the euro compared to the third quarter of 2007. Approximately 30% of our SG&A expenses were subject to exchange rate fluctuation between the U.S. dollar and the euro. The main component of SG&A expenses exposed to exchange rate fluctuations was the $835,000 lease charge for our German leases. The average exchange rate between the U.S. dollar and the euro increased from approximately 1.3445 in the first nine months of 2007 to approximately 1.5225 in the first nine months of 2008. Additional changes in the exchange rate between the U. S. dollar and the euro will still have, but to a lesser extent, an effect on our financial condition and our results of operations for the remainder of 2008 as compared to 2007.
     During the third quarters ended September 30, 2008 and 2007, the Company recorded charges of $47,000 and $386,000, respectively, for severance benefits due to terminated employees. The reduction of 7 and 11 employees in the third quarters of 2008 and 2007, respectively, were part of restructuring plans to improve the Company’s financial performance.
     Depreciation and amortization expense decreased $486,000, or 72.5%, to $184,000 for the three months ended September 30, 2008 compared to $670,000 for the three months ended September 30, 2007. The decrease was mainly a result of a significant reduction in amortization expense related to the acquired amortizable intangible assets in the ClickFind merger. During the second quarter of 2008 the Company recorded a $1,844,000 impairment loss on the acquired ClickFind intangible assets. Amortization expense on the acquired ClickFind intangible assets was approximately $398,000 in the third quarter of 2007 compared to approximately $30,000 in the third quarter of 2008. The only remaining intangible asset from the ClickFind merger is the software now known as DATATRAK eClinical which has an adjusted amortizable value of $454,000 at September 30, 2008 and is being amortized over the estimated remaining life of approximately five years. In addition, depreciation expense decreased by approximately $120,000 due to the increasing number of fixed assets that became fully depreciated since September 2007.

          As described in Note 12 “Software Development Costs” to the condensed consolidated financial statements above, no additional impairment had occurred in the third quarter of 2008. During the third quarter of 2007, the Company recorded an impairment charge of $213,000 against its non-compete agreements for the three month period ended September 30, 2007.
     Interest income decreased by $111,000, to $18,000, in the third quarter of 2008 from $129,000 in the third quarter of 2007 primarily as a result of lower investment rates and a reduction of the Company’s short-term investment balances which have been used to fund its operations.
     Interest expense decreased by $37,000 to $54,000, in the third quarter of 2008 from $91,000 in the third quarter of 2007 primarily from lower prime interest rates and a reduction in the ClickFind Notes’ outstanding principal balance. As described in detail in this Quarterly Report on Form 10-Q, the Company has provided notice of offset against the remaining $3,000,000 obligation from the ClickFind Notes to the Indemnifying Shareholders as partial satisfaction of the Company’s claims for indemnification against the Indemnifying Shareholders. Pursuant to the terms of the Merger Agreement, the Company also believes it is entitled to reimbursement of legal fees and costs incurred related to these matters. Consequently, the Company has withheld the May 1, 2008, August 1, 2008 and November 1, 2008 interest payments, totaling approximately $147,000, from the Indemnifying Shareholders. The Company’s consolidated financial statements will continue to reflect the accrual of interest on the ClickFind Notes and the $3,000,000 obligation on such notes until the disputes with the Indemnifying Shareholders are resolved.
     Nine months ended September 30, 2008 compared with nine months ended September 30, 2007
     Revenue for the nine months ended September 30, 2008 decreased $2,019,000, or 23.1%, to $6,704,000, as compared to $8,723,000 for the nine months ended September 30, 2007. The reduction in revenue for the nine months ended September 30, 2008 compared to the same prior year nine month period was impacted by a significant decrease attributable to one client, Otsuka Research Institute (“Otsuka”), which accounted for 4% of our total revenue in the first nine months of 2008 compared to 17% of total revenue in the first nine months of 2007. The decrease in Otsuka revenue was approximately $1,215,000. The Company recorded $482,000 in revenue for the first nine months of 2008 from two significant multi-year enterprise license agreements which commenced during the first quarter of 2008. The Company will continue to recognize revenue on these enterprise license agreements ratably over the life of each respective license period. During the first nine months of 2008, the Company recorded revenue related to 126 contracts compared to 140 contracts during the nine months ended September 30, 2007. For the nine months ended September 30, 2008, $4,733,000 of revenue was the result of contracts that were in backlog at December 31, 2007, $1,492,000 was the result of new business signed since January 1, 2008, and $479,000 was the result of contracts acquired from ClickFind. For the first nine months of 2007, $7,031,000 of revenue was generated from contracts that were in backlog at December 31, 2006, $1,146,000 of revenue was the result of new business signed since January 1, 2007, and $546,000 was the result of contracts acquired from ClickFind.
     We have previously disclosed that we had experienced significant trial delays from certain clients during the second half of 2007 regarding nine trials. During the first nine months of 2008, one client with two of the nine delayed trials canceled both trials. As a result of these cancellations, we reduced our backlog by approximately $900,000 in the first quarter of 2008 and refunded approximately $220,000 of unearned up-front fees in the third quarter of 2008. The Company believes the cancellations were the result of internal client business factors beyond our influence. To date in 2008, the Company has signed new contracts with this client for approximately $1.7 million. Also in the first nine months of 2008, another client with two of the nine delayed trials entered into an $800,000 three-year enterprise agreement with us. As part of this enterprise agreement, the Company agreed to exchange the two delayed trials for two current trials resulting in a minimal increase to backlog. We increased our backlog by $800,000 in the first nine months of 2008 for the enterprise agreement. Of the remaining five trials one began generating revenue in the second quarter of 2008. The remaining four delayed trials represent $1,010,000 of our September 30, 2008 backlog of $12,545,000, or approximately 8%.
     Direct costs of revenue, mainly personnel costs, decreased by $1,217,000, or 33.6%, to $2,401,000 from $3,618,000 for the nine months ended September 30, 2008 and 2007, respectively, primarily as a result of headcount reductions. The Company’s gross margin increased to 64.2% for the nine months ended September 30, 2008 compared to 58.5% for the nine months ended September 30, 2007. The increase in gross margin was primarily due to headcount reductions including fewer Help Desk employees as a result of consolidating Help Desk services into our Cleveland office and closing our German office on July 31, 2008. Gross margin was unfavorably impacted by a higher exchange rate between the U.S. dollar and the euro compared to the first nine months of 2007. Our gross margin would have been 65.0% for the first nine months of 2008, compared to the actual 64.2%, had the exchange rate between the U.S. dollar and the euro remained constant year-over-year. Approximately 20% of our direct costs were subject to exchange rate fluctuation between the U.S. dollar and the euro. The average exchange rate between the U.S. dollar and the euro increased from approximately 1.3445 in the first nine months of 2007 to approximately 1.5225 in the first nine months of 2008. Additional changes in the exchange rate between the U. S. dollar and the euro will still have, but to a lesser extent, an effect on our financial condition and our results of operations for the remainder of 2008 as compared to 2007.

     SG&A expenses decreased by $1,282,000, or 12.4%, to $9,044,000 from $10,326,000 for the nine months ended September 30, 2008 and 2007, respectively. Staff and other payroll costs decreased $1,411,000 primarily a result of headcount reductions. Also, several selling, general and administrative expense line items decreased due to cost savings initiatives resulting in a net savings of $1,232,000.
     Reductions in SG&A expenses were offset by two significant items. First, we recorded a charge of $835,000 related to the Company’s German office and office equipment leases. The $835,000 represents the fair value of the entire remaining obligation of such leases (see Note 10 “Restructuring Costs” to the condensed consolidated financial statements). Secondly, we incurred legal costs of approximately $526,000 associated with the previously disclosed disputes between the Company and the Indemnifying Shareholders (see Note 2 “Risks and Uncertainties” to the condensed consolidated financial statements and hereinafter Part II, Item 1 of this Quarterly Report on Form 10-Q).
     SG&A expenses were unfavorably impacted by $204,000 as a result of a higher exchange rate between the U.S. dollar and the euro for the first nine months of 2008 compared to the same period in 2007. Approximately 19% of our SG&A expenses were subject to exchange rate fluctuation between the U.S. dollar and the euro. The average exchange rate between the U.S. dollar and the euro increased from approximately 1.3445 in the first nine months of 2007 to approximately 1.5225 in the first nine months of 2008. Additional changes in the exchange rate between the U. S. dollar and the euro will still have, but to a lesser extent, an effect on our financial condition and our results of operations for the remainder of 2008 as compared to 2007.
     During the nine months ended September 30, 2008 and 2007, the Company recorded a charge of $652,000 and $723,000, respectively, for severance benefits due to terminated employees. The reduction of 23 and 28 employees in the first nine months of 2008 and 2007, respectively, were part of restructuring plans to improve the Company’s financial performance. Severance expense in the first nine months of 2008 was unfavorably impacted by approximately $46,000 as a result of a higher exchange rate between the U.S. dollar and the euro compared to the first nine months of 2007.
     Depreciation and amortization expense for the nine months ended September 30, 2008 decreased by $971,000, or 44.6%, to $1,208,000 compared to $2,179,000 for the nine months ended September 30, 2007. The decrease was mainly a result of a significant reduction in amortization expense related to the acquired amortizable intangible assets from the acquisition of ClickFind. During the second quarter of 2008 the Company recorded a $1,844,000 impairment loss on the acquired ClickFind intangible assets. Amortization expense on the acquired ClickFind intangible assets was approximately $1,351,000 in the first nine months of 2007 compared to approximately $641,000 in the first nine months of 2008. The only remaining intangible asset from the acquisition of ClickFind is the software now known as DATATRAK eClinical which has an adjusted amortizable value of $454,000 at September 30, 2008 and is being amortized over the estimated remaining life of approximately five years. In addition, depreciation expense decreased by approximately $249,000 due to the increasing number of fixed assets that became fully depreciated since September 2007.
     As fully described in Notes 12 and 13 to the consolidated financial statements, the Company recorded an impairment loss of $12,763,000 for the first nine months of 2008 including $10,856,000 for goodwill, $1,700,000 for the DATATRAK eClinical software, $144,000 for its ClickFind non-compete intangible asset and $63,000 related to certain German fixed assets. This impairment loss was separately recorded on the Company’s statement of operations for the nine month period ended September 30, 2008. During the first nine months of 2007, the Company recorded an impairment charge of $213,000 against its non-compete agreements which was recorded on the Company’s statement of operations for the nine month period ended September 30, 2007.
     Interest income decreased by $243,000, to $107,000 in the first nine months of 2008 from $350,000 in the first nine months of 2007 primarily as a result of lower investment returns and a reduction of the Company’s short-term investment balances which have been used to fund its operations.
     Interest expense decreased by $110,000 to $176,000 in the first nine months of 2008 compared to $286,000 in the same time period of 2007 primarily from lower prime interest rates and a reduction in the ClickFind Notes outstanding principal balance. As described in detail in this Quarterly Report 10-Q, the Company has provided notice of offset against the remaining $3,000,000 obligation from the ClickFind Notes to the Indemnifying Shareholders as partial satisfaction of the Company’s claims for indemnification against the Indemnifying Shareholders. Pursuant to the terms of the Merger Agreement, the Company also believes it is entitled to reimbursement of legal fees and costs incurred related to these matters. Consequently, the Company has withheld the May 1, 2008, August 1, 2008 and November 1, 2008 interest payments, totaling approximately $147,000, from the Indemnifying Shareholders. The Company’s consolidated financial statements will continue to reflect the accrual of interest on the ClickFind Notes and the $3,000,000 obligation until the disputes with the Indemnifying Shareholders are resolved.

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
     We typically receive a low volume of large-dollar receipts and our accounts receivable will fluctuate due to the timing and size of cash receipts. Any increase in our “days sales outstanding” is an indicator that our cash flow from operations and our working capital has been negatively impacted. At September 30, 2008, our “days sales outstanding” was 54 days as compared with 51 days calculated at December 31, 2007. Trade accounts receivable (net of allowance for doubtful accounts) was $1,373,000 at September 30, 2008 and $1,018,000 at December 31, 2007.
     During the third quarter of 2008 our cash and investments balance decreased by approximately $2.0 million, from $4,478,000 at June 30, 2008, to $2,432,000 at September 30, 2008. During the third quarter of 2008 we had three unique disbursement requirements: (i) we were required to make a tax payment to the German tax authorities in the amount of $568,000 and subsequent to September 30, 2008, we received the anticipated refund of $390,000 from the German tax authority; (ii) we refunded approximately $220,000 of unearned up-front fees to one client relating to two trials that were cancelled earlier in the year. The Company believes the cancellations were the result of internal client business factors beyond our influence, and to date in 2008, the Company has signed new contracts with this client for approximately $1.7 million. We had no other significant client refund obligations as of September 30, 2008; and (iii) in connection with our cost-cutting initiatives and the closing of our German office, we made severance payments totaling $481,000. As of September 30, 2008, we had remaining severance obligations of approximately $227,000 to be paid on or before June 30, 2009. We estimate our fourth quarter of 2008 severance payments will total approximately $110,000. The three items highlighted above made up $1,269,000 of the $2,046,000 third quarter decrease in cash and investments.
     Our cash and investments balance has decreased by approximately $6.1 million this year, from $8,514,000 at December 31, 2007, to $2,432,000 at September 30, 2008. Our losses from ongoing operations have been the main reason for the decrease in cash and investments. In addition, the $6.1 million decrease includes the following significant items: (i) severance payments totaling $948,000; (ii) the $568,000 German tax payment described above; (iii) in the first quarter we made the annual installment, including interest, on the ClickFind Notes of approximately $500,000; (iv) as highlighted above, in the third quarter we refunded $220,000 of unearned prior year up-front fees to one client; and (v) we have paid $366,000 of legal fees relating to the disputes with the ClickFind Note holders. These five items have a combined total of $2,602,000.
          We will have available funds in order to meet our working capital requirements for the rest of 2008. Considerable uncertainty exists regarding our ability to meet our working capital requirements on a longer term basis. As described above in Note 2 (“Risks and Uncertainties”) to the condensed consolidated financial statements and hereinafter in Part II, Item 1 of this Quarterly Report on Form 10-Q, the Company and the Indemnifying Shareholders have been involved in a dispute relating to certain representations and warranties in the Merger Agreement. In connection with this dispute, and as permitted by the Merger Agreement, on September 11, 2008, the Company provided notice of offset against the remaining $3,000,000 obligation for payment of the ClickFind Notes to the Indemnifying Shareholders as partial satisfaction of the Company’s claims for indemnification against the Indemnifying Shareholders. The Company has also withheld the May 1, 2008, August 1, 2008 and November 1, 2008 interest payments to the Indemnifying Shareholders. The Indemnifying Shareholders have disputed both the Company’s right to indemnification and its right to offset the interest payments and the balance of the ClickFind Notes. As such, the attached condensed consolidated financial statements continue to reflect the accrual of interest on the ClickFind Notes for the third quarter and first nine months of 2008 and the $3,000,000 obligation for payment of the ClickFind Notes as of September 30, 2008. If the Lawsuit and the Countersuit do not conclude in favor of the Company (and the $3,000,000 obligation is thus reinstated), and the Company cannot obtain additional funding to meet the $3,000,000 obligation for payment of the ClickFind Notes, the Company believes that it will not have available funding to pay such $3,000,000 obligation.
     Even with the removal of the $3,000,000 balloon payment obligation the Company is uncertain as to how long it can meet its working capital requirements subsequent to December 31, 2008, without additional funding. Without additional funding, our ability to meet working capital requirements subsequent to December 31, 2008, will depend entirely on the cash generation of existing trials currently in backlog and our ability to sell and contract for new trials. Our existing trials are subject to delay or cancellation at any time. Because of the exposure to unforeseen delays or cancellations our ability to accurately forecast future cash receipts from existing trials is limited. We believe our ability to sell and contract for new trials with longer term durations is influenced to some degree by our current financial uncertainty and the uncertainty surrounding the resolution of the Lawsuit and Countersuit. Because of the uncertainty of our longer term financial stability our ability to accurately forecast future cash receipts from new trials is limited. Because of the uncertainty that exists surrounding our ability to forecast cash generation from our operations, and the uncertainty of being able to raise additional funding, we cannot provide assurances that we will have sufficient funds to meet our working capital requirements for the next 12 months.
     We have established a line of credit with a bank. This line only allows us to borrow up to a certain percentage of our investments, as determined by the type of investment, held at the bank. As of September 30, 2008, approximately $467,000 was available to be borrowed. The line of credit bears interest at rates based on the prime rate, and is payable on demand. We had no amounts outstanding against the line of credit at September 30, 2008.
     We intend to continue to fund the maintenance and testing of the DATATRAK EDC® software, as well as invest in the development, enhancement and testing of our DATATRAK eClinical ™ software. Until our financial resources are more stable, future enhancements will be focused upon those advancements that are associated with a sound business case demanded by our clients. For the first nine months ended September 30, 2008, we expensed approximately $1,171,000 for research and development compared to $1,939,000 for the same time period of the prior year.
     On July 21, 2008, we announced we had retained Healthcare Growth Partners, LLC as a strategic and financial advisor to assist the Board of Directors in evaluating a variety of potential opportunities directed at maximizing shareholder value. These potential opportunities may include, but are not limited to, a sale, merger or other business combination of the Company; strategic partnerships or alliances; or raising of additional capital. This review process is ongoing and we undertake no obligation to make any further announcement regarding the exploration of strategic alternatives unless and until the Board of Directors has approved a specific course of action. There can be no assurance that this process will result in any specific transaction or in any changes to the Company’s current direction. In mid-September 2008 the ongoing subprime mortgage crisis in the United States accelerated into a global financial crisis causing turmoil in the United States and world financial markets. Current financial market conditions may have an adverse impact on the Company’s ability to achieve any strategic alternatives including the raising of additional funding.
     The Company’s financial assets primarily consist of money market funds and highest grade commercial paper securities totaling $1,920,000 at September 30, 2008. In spite of the recent credit crisis and disruptions in the financial markets, the Company’s investment portfolio was not impaired. The underlying securities of the Company’s money market investments included various U.S. government and treasury securities and other sound securities that held their trading value at $1/share.
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
Fair Value Measurements
     During the first quarter of 2008, the Company adopted the Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements.” The adoption of FAS No. 157 had no material impact on the Company’s financial position, results of operations or cash flows during the nine months ended September 30, 2008. FAS No. 157 was effective January 1, 2008 for financial assets and liabilities and will be effective January 1, 2009 for non-financial assets and liabilities. The standard provides guidance for establishing a frame work for measuring fair values of assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The standard clarifies the principle that fair value should be based on the assumptions or inputs market participants would use when pricing the asset or liability. In support of this principle, FAS No. 157 establishes a three level hierarchy for fair value measurements based on the quality or transparency of inputs used to measure the fair value of an asset or liability at the measurement date. For details on the Company’s adoption of FAS No. 157 for financial assets and liabilities, see Note 3 “Fair Value Measurements” to our condensed consolidated financial statements.
Inflation
     To date, the Company believes the effects of inflation have not had a material adverse effect on its results of operations or financial condition.
Information About Forward-Looking Statements
     Certain statements made in this Form 10-Q, other SEC filings, written materials or orally by the Company or its representatives may constitute forward-looking statements that are based on management’s current beliefs, estimates and assumptions concerning the operations, future results and prospects of the Company and the clinical pharmaceutical research industry in general. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements related to future revenue, profits, expenses, cost reductions, cash management alternatives, restructuring our debt, issues concerning the Lawsuit and Countersuit, raising additional funds, income and earnings per share or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In addition, words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to the safe harbors created in the Exchange Act. Factors that may cause actual results to differ materially from those in the forward-looking statements include the limited operating history on which the Company’s performance can be evaluated; the ability of the Company to continue to enhance its software products to meet customer and market needs; fluctuations in the Company’s quarterly results; the viability of the Company’s business strategy and its early stage of development; the timing of clinical trial sponsor decisions to conduct new clinical trials or cancel or delay ongoing trials; the Company’s dependence on major customers; government regulation associated with clinical trials and the approval of new drugs; the ability of the Company to compete in the emerging EDC market; losses that potentially could be incurred from breaches of contracts or loss of customer data; the inability to protect intellectual property rights or the infringement upon other’s intellectual property rights; delisting of Company’s common shares from the Nasdaq due to our failure to continue to meet applicable Nasdaq Capital Market requirements; the Company’s success in integrating ClickFind’s operations into its own operations and the costs associated with maintaining and/or developing two product suites; uncertain impact on our customers and contracts as a result of the recent economic downturn; and general economic conditions such as the rate of employment, inflation, interest rates and the condition of capital markets. This list of factors is not all inclusive. In addition, the Company’s success depends on the outcome of various strategic initiatives it has undertaken, all of which are based on assumptions made by the Company concerning trends in the clinical research market and the health care industry. Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not undertake any obligation to update any statements whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates since it funds its operations through short-term investments, has issued variable rate debt and has business transactions in euros. A summary of the Company’s market risk exposures is presented below.
     Interest Rate Risk
     The Company has fixed income investments consisting of cash equivalents and short-term investments, and short-term notes payable which may be affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents and short-term investments with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. A 1.0 percentage point change in interest rates during the nine months ended September 30, 2008, would have resulted in a $41,000 change in the Company’s interest income during the period.
     The balance of the ClickFind Notes that would have been owed to the Indemnifying Sharesholders bore interest at prime plus 1%. As a result of the Lawsuit, the Company has withheld the May 1, 2008, August 1, 2008 and November 1, 2008 interest payments, totaling approximately $147,000, from the Indemnifying Shareholders. The Company’s condensed consolidated financial statements will continue to reflect the accrual of interest on the ClickFind Notes and the $3,000,000 obligation until these disputes are resolved. A 1.0 percentage point change in the prime interest rate during the nine months ended September 30, 2008, would have resulted in a $23,000 change in the Company’s interest expense during the period.
     Foreign Currency Risk
     The Company’s foreign results of operations are subject to the impact of foreign currency fluctuations through both foreign currency transaction and foreign currency translation adjustments. The Company manages its risk to foreign currency transaction adjustments by maintaining foreign currency bank accounts in currencies in which we regularly transact business. The Company does not currently hedge against the risk of exchange rate fluctuations. On July 31, 2008 we closed our German office and transferred our Help Desk services to our Cleveland, Ohio office. Going forward our foreign currency risk will be reduced and eventually eliminated once our foreign currency obligations related to our German office are finalized.
     The Company’s financial position and results of operations are impacted by translation adjustments caused by the conversion of foreign currency accounts and operating results into U.S. dollars for financial reporting purposes. A 1.0% fluctuation in the exchange rate between the U.S. dollar and the euro at September 30, 2008, would have resulted in a $11,000 change in the foreign currency translation amount recorded on the Company’s balance sheet, due to foreign currency translations. A 1.0% fluctuation in the average exchange rate between the U.S. dollar and the euro for the nine months ended September 30, 2008, would have resulted in a $27,000 change in the Company’s net loss for the nine months ended September 30, 2008, due to foreign currency transactions. During the nine months ended September 30, 2008, the average exchange rate between the euro and the U.S. dollar increased by approximately 13.2% compared to the nine months ended September 30, 2007. The conversion of the Company’s foreign operations into U.S. dollars upon consolidation resulted in a net loss that was approximately $320,000 more than would have been recorded had the exchange rate between the euro and the U.S. dollar remained consistent with 2007 first nine month rates.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) as of the end of the period covered by this report. Based upon that evaluation the Company’s management, including the chief executive officer and chief financial officer, have concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Changes in Internal Controls
     There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     In the ordinary course of business, we are involved in employment related legal proceedings. We believe that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.
DATATRAK International, Inc. v. Ward, et al., United States District Court for the Northern District of Ohio, Eastern Division, Case No. 1:08CV02182.
On September 11, 2008, the Company commenced Case No. 1:08CV02182 against the Indemnifying Shareholders. The Company’s Complaint contains claims for breach of contract, unjust enrichment, fraudulent inducement (as against Mr. Jim Bob Ward, the former Shareholder Representative for the Indemnifying Shareholders) and indemnification, all of which arise out of ClickFind’s failure to disclose material information in connection with the Company’s acquisition of ClickFind in 2006. Specifically, the Company learned after the acquisition that ClickFind had granted an exclusive license to ClickFind’s clinical trial data tracking software to Emissary, Inc., a contract research organization in the clinical trial area (“Emissary”), in 2001. Although information was requested and exchanged throughout the course of due diligence, and numerous representations and warranties were made and agreed to in the Merger Agreement, the existence of the Emissary license and related agreements were not disclosed to the Company. The Indemnifying Shareholders filed their Answer and Counterclaim on October 10, 2008. In their Counterclaim, the Indemnifying Shareholders allege that the Company has breached the ClickFind Notes by offsetting the amounts owed by the Company to the Indemnifying Shareholders and fraudulently induced the Indemnifying Shareholders to enter into the ClickFind Notes and the Merger Agreement by purportedly misrepresenting the value of the Company stock and not disclosing an alleged claim by a third party. The Indemnifying Shareholders also seek a declaratory judgment from the Court to resolve the controversy between the parties as to their respective rights and obligations under the operative agreements. The Indemnifying Shareholders seek damages in an unspecified amount which exceeds the $3,000,000 balance on the ClickFind Notes.
Item 1A. Risk Factors
     Except as set forth below; there are no new Risk Factors or material changes to the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 or in the Quarterly Report 10-Q for the period then ended June 30, 2008.

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
          On June 16, 2008, the Company received a notice (the “Notice”) from NASDAQ indicating the Company is not in compliance with NASDAQ’s requirements for continued listing because, for the 30 consecutive business days prior to June 10, 2008, the bid price of the Company’s common shares closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4310(c)(4) (the “Minimum Bid Price Rule”). The bid price of our common shares has remained below the minimum $1.00 per share requirement since the receipt of the Notice. NASDAQ stated in the Notice that in accordance with NASDAQ Marketplace Rule 4310(c)(8)(D), the Company will be provided 180 calendar days, or until December 8, 2008 (the “Cure Period”), to regain compliance with the Minimum Bid Price Rule. On October 22, 2008, the Company received a second notice (the “Second Bid Price Notice”) from NASDAQ stating as a result of unprecedented turmoil in U.S. and world financial markets NASDAQ was suspending its bid price requirement for a period of time which would extend the Company’s Cure Period until March 13, 2009. The Second Bid Price Notice has no effect on the listing of the Company’s common shares at this time.
          The Second Bid Price Notice also states that if, at any time before March 13, 2009, the bid price of the Company’s common shares closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will provide the Company written notification that it has achieved compliance with the Minimum Bid Price Rule. However, NASDAQ has the discretion to require a period in excess of ten consecutive business days, but generally no more than twenty consecutive business days, before determining that the ability to maintain long-term compliance has been demonstrated. In addition, the Notice states that if the Company does not regain compliance with the Minimum Bid Price rule by March 13, 2009, NASDAQ will determine whether the Company meets all other NASDAQ Capital Market initial listing criteria set forth in NASDAQ Marketplace Rule 4310(c). If the Company meets all other initial listing criteria at that time, NASDAQ will notify the Company that it has been granted an additional 180 calendar days to comply with the Minimum Bid Price Rule. If the Company is not eligible for an additional compliance period, NASDAQ will provide the Company with written notification that the Company’s common shares will be delisted. At that time, the Company may, pursuant NASDAQ rules, appeal any delisting determination by NASDAQ to a NASDAQ Listings Qualifications Panel. The Company has been monitoring the bid price for its common shares since receipt of the Notice, but has not determined what action, if any, it will take in response to the NASDAQ notifications.
     The Cure Period described above relates exclusively to our non-compliance with the Minimum Bid Price Rule. We may be delisted during the Cure Period for failure to maintain compliance with any other continued listing requirements that occur during this period including the stockholders’ equity requirement discussed below. Even if we are successful in curing a non-compliance, NASDAQ may seek to delist us for our failure to meet the enumerated conditions for continued listing.
     On August 18, 2008, the Company received a notice (the “Stockholders’ Equity Notice”) from NASDAQ indicating the Company is not in compliance with NASDAQ’s requirements for continued listing because the Company was not in compliance with Marketplace Rule 4310(c)(3), which requires the Company to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. NASDAQ requested in the Stockholders’ Equity Notice that the Company submit a plan to regain compliance under Marketplace Rule 4310(c)(3) on or before September 3, 2008. The Company submitted such plan on September 3, 2008, and to date the Company has not received further notice from NASDAQ regarding the Stockholders’ Equity Notice.

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
Disruptions in the financial and credit markets may adversely impact the availability and cost of credit and the spending of our customers as well as our ability to raise additional capital, which could adversely affect our business, results of operations and financial condition.
     As noted in the discussions of other risks that we face, demand for our products and services depends in large part upon the level of capital and research and development expenditures by many of our customers. Decreased capital and customer spending as well as our potentially limited access to additional funds could have a material adverse effect on the demand for our services and our business, results of operations and financial condition. Disruptions in the financial markets, including the bankruptcy or restructuring of certain financial institutions, may adversely impact the availability of credit already arranged and the availability and cost of credit in the future, which could result in the delay or cancellation of clinical trials on which our business depends. Our failure to obtain additional funds to meet payment obligations and working capital requirements would have a material adverse affect on our business. In addition, the disruptions in the financial markets may also have an adverse impact on regional economies or the world economy, which could negatively impact the capital and maintenance expenditures of our customers. There can be no assurance that government responses to the disruptions on the financial markets will restore confidence, stabilize markets or increase liquidity and the availability of credit. These conditions may reduce the willingness or ability of our customers and prospective customers to commit funds to purchase our products and services, or their ability to pay for our products and services after purchase.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
10.1	Amendment No. 2 to the 2005 Omnibus Equity Plan

10.2	Form of Nonqualified Stock Option Agreement for Employees

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
     DATATRAK International, Inc.
     Registrant

Date: November 10, 2008	/s/ Jeffrey A. Green
Jeffrey A. Green,
Chief Executive Officer and a Director (Principal Executive Officer)

Date: November 10, 2008	/s/ Raymond J. Merk
Raymond J. Merk
Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)