Form 10-K
period 2008-12-31
DATATRAK INTERNATIONAL INC
filed 2009-03-16
CIK 886530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33688
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of June 30, 2008, the aggregate market value of the 12,203,992, common shares then outstanding, which together constituted all of the voting shares of the registrant, held by non-affiliates was $5,491,796 (based upon the closing price of $0.45 per common share on the Nasdaq Capital Market on June 30, 2008). For purposes of this calculation, the registrant deems the common shares held by all of its Directors and executive officers to be the common shares held by affiliates. As of February 27, 2009, the registrant had 13,751,901 common shares issued and outstanding.
Documents Incorporated by Reference
     Portions of the registrant’s definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held in June 2009 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report. Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2008.

i

PART I
ITEM 1. BUSINESS
General
     DATATRAK International, Inc. (“DATATRAK” or the “Company”) is a technology and services company focused on global eClinical solutions for the clinical trials industry. DATATRAK’s mission is to provide clinical research data to sponsors of clinical trials faster and more efficiently than manual information-processing. Our customers use our software to collect, review, transmit and store clinical trial data electronically. The existence of a multi-component suite of applications in this industry is commonly referred to as an eClinical offering. Our customers are companies in the clinical pharmaceutical, biotechnology, contract research organization (“CRO”) and medical device industries. Our services assist these companies in accelerating the completion of clinical trials more efficiently and safely by providing improved data quality and real time access to information on a global scale.
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
     At this time, the Company has two distinct software offerings. The first offering is a legacy-based point solution known as DATATRAK EDC®. This software product has provided electronic solutions for the global clinical trials industry since 1993. It was acquired by DATATRAK in January of 1998 from the German Division of Electronic Data Systems. This product served as the primary offering of the Company from 1998 through February 13, 2006. This legacy-based product will be providing electronic data collection services until ongoing trials come to an expected completion at the end of 2009.
     On February 13, 2006, the Company acquired all of the outstanding stock of ClickFind, Inc. (“ClickFind”), a company focused on the application of a unified technology platform for clinical trials, located in Bryan, Texas, for a total negotiated aggregate purchase price of $18,000,000, less approximately $328,000 in certain transaction expenses and certain indebtedness of ClickFind. As part of the acquisition of ClickFind, the Company issued notes payable to the former shareholders of ClickFind (the “ClickFind Notes”) in the amount of $4,000,000. Of the $4,000,000 note amount, $1,000,000 was repaid and the remaining $3,000,000 was forgiven.
     The acquired product suite is now known as DATATRAK eClinical(™). This acquisition was made in order to appropriately react to market maturations that we believe are transitioning from point solution offerings to overall suites of capabilities encompassed in a broader information platform. The Company believed that their competitiveness in this market could be enhanced more quickly and cost effectively through an acquisition rather than internal development. As a result of the acquisition, we believe we have the most extensive software suite in the clinical trials industry.
     By the middle of 2009 we believe only one trial will be running on our DATATRAK EDC® legacy product and it is scheduled to conclude at the end of 2009. As such, we will support two different architectures for the use of technology in clinical trials until the trials using the legacy platform are completed. We will continue to support and provide, as needed, appropriate service packs for the maintenance of DATATRAK EDC®. However, no extensive, future development efforts are planned for DATATRAK EDC®, and following the conclusion of all clinical trials using DATATRAK EDC®, that product suite will be retired. DATATRAK will focus its future development efforts on the continuous enhancement of its core product platform the DATATRAK eClinical(™) software suite.
     Effective January 31, 2009, DATATRAK, Inc., a wholly owned subsidiary of the Company, terminated its non- exclusive Marketing Services Agreement (“Agreement”) with DATATRAK Deutschland GmbH (“Deutschland GmbH”) and DATATRAK Inc. As of December 31, 2008, Deutschland GmbH recorded accrued expenses for lease and other obligations incurred through January 31, 2009 totaling $218,000. As a result of the termination of the Agreement, Deutschland GmbH was required under applicable German law to file a petition for voluntary bankruptcy in the German courts and has on hand $218,000, designated as restricted cash, to fund these liabilities as of December 31, 2008. Also as part of this liquidation of the Company’s foreign investment in Deutschland GmbH, the Company reversed its cumulative currency translation adjustment and recorded additional operating expense of $381,000 as of December 31, 2008.

Overview of the Clinical Research Industry
     Our customers are companies that perform clinical trials in the pharmaceutical, biotechnology, CRO and medical device industries. These industries are driven by regulatory requirements which mandate that new drugs and medical devices be adequately tested in clinical trials prior to marketing these drugs and devices.
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

     Our DATATRAK eClinical(™) software suite provides the following capabilities: EDC, interactive voice response systems (“IVRS”) (via phone or Internet), medical coding, web-based randomization, clinical trial management system (“CTMS”), clinical data management system (“CDMS”), drug inventory management, digitized electrocardiograms, image collection, viewing and storing capabilities and workgroup collaboration capabilities. In comparison to the legacy product, DATATRAK EDC®, several of these new capabilities will represent additional revenue opportunities for the Company as the DATATRAK eClinical(™) product offering matures.
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
     Our CRO Connect and Enterprise Transfer program allows customers to become empowered to design, set up and manage their clinical trials independently through our ASP delivery. The Company believes that our customers’ desire to be as independent as possible in the performance of their clinical trials is another growth aspect of this industry that is gaining momentum. We intend to support the DATATRAK EDC® software as necessary from time to time, as well as invest in the development and enhancement of the DATATRAK eClinical(™) software suite. Research and development expenses were $1,428,000, $2,405,000 and $2,310,000 in 2008, 2007 and 2006, respectively.
Customers and Marketing
     Our customers are largely comprised of clinical trial sponsors and CROs. We market our software and services through a sales staff located in the United States and Europe. The market for the deployment of electronic clinical trials in general and for our services specifically, has been an emerging one. Our marketing efforts have included selective participation in scientific and medical meetings to promote our services and we have occasionally used direct mail and journal advertisements to build awareness of our capabilities.
     Our marketing and sales efforts have been focused upon building reference accounts with key customers and leveraging these relationships into new divisions of our current customers, and growing new customers through maintaining a high level of satisfaction in the delivery of our DATATRAK eClinical(™) product suite on a worldwide basis.
     In December 2007, the Company signed a five-year Enterprise Transfer Agreement with NTT DATA Corporation (“NTT DATA”) of Japan. The structure of this relationship includes the pre-purchase of a fixed volume of data items from DATATRAK formulated as a license subscription and NTT Data may also elect to purchase additional data items subject to the terms of the Enterprise Transfer Agreement. This relationship enables NTT DATA to directly utilize this volume of data items and will also permit them to market and sublicense such data items to clinical trial sponsors and CROs. As such, NTT DATA has become a value-added-reseller of DATATRAK eClinical in the country of Japan, and this relationship has enabled DATATRAK to expand into the Japanese market in a cost-effective manner. During 2008, NTT DATA sublicensed data items to several customers in the Japanese market.
     The market for electronic clinical trials has been slow to develop. The growth of the Internet has drastically altered business strategies and pricing models in this specific sector. Most vendors in this market have insignificant revenues and are classified as start-ups. Nonetheless, we believe that some type of automation in the collection and review of clinical trial data is inevitable.
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

     The extent to which we rely on revenue from any one customer varies from period to period, depending upon, among other things, our ability to generate new business, and the timing and size of clinical trials. In light of our small revenue base, we are more dependent on major customers than many of the larger participants in the EDC industry. The table below sets forth the percentage of revenue generated from customers who accounted for more than 10% of our revenue during 2008, 2007 and 2006.

	Year ended December 31,
Customer	2008	2007	2006
Otsuka Research Institute	*	15%	44%
Gilead Sciences, Inc.	18%	14%	*
Allergan, Inc.	*	12%	*
Seattle Genetics, Inc.	15%	*	*

*	Less than 10% of revenue.
Contracts
     Our contracts provide a fixed price for each component or service to be delivered, and revenue is recognized as these components or services are delivered. We recognize revenue based on the performance or delivery of the following specified services or components in the manner described below:
•	Enterprise license revenue is recognized ratably over the life of the license agreement.

•	Project management and data management (design, report and export) service revenue is recognized proportionally over the life of a contract as services are performed based on the contractual billing rate for those services.

•	Data items revenue is earned based on a price per data unit as data items are entered into DATATRAK’s hosting facility.

•	Classroom training services revenue is recognized as classroom training is completed, at rates based on the length of the training program.

•	Internet-based training services revenue is recognized on a per user basis as self-study courses are completed.

•	Help Desk revenue is recognized based on a monthly price per registered user or site under the contract.
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
Competition
     We compete in this market on the strength of our software’s functionality, design architecture and data entry and review tools, which we believe equal or exceed those available in the market. We believe that our greatest strength is directly related to our offering of a broad information platform that can be used throughout an organization to efficiently manage its clinical trials. The Company is working hard to accomplish its goal of becoming the “Desktop” for the clinical trials industry.
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
     We are aware of other EDC systems that compete or, in the future, may compete directly with one or more of the software product offerings included in our DATATRAK eClinical(™) software suite. There are other companies that have developed or are in the process of developing technologies that are, or, in the future, may be, the basis for competitive products. Some of those technologies may have an entirely different approach or means of accomplishing the desired effects as our product offerings. Either existing or new competitors may also develop products that are superior to or that otherwise achieve greater market acceptance than our software. In addition, we believe that certain large companies in the information technology industry may be forming alliances and attempting to capitalize on the data delivery options offered by the Internet. To the extent that our approach to EDC may gain market acceptance, larger companies in the information technology industry may develop competing technology to our detriment.
Regulatory Matters
     The FDA has issued guidance and regulations on the use of computer systems in clinical trials relating to standard operating procedures, data entry, system design, security, system dependability and controls, personnel training, records inspection and certification of electronic signatures. Based on our review, we believe that our software products comply with this guidance and regulations. Any release of FDA guidance that is significantly inconsistent with the design of our software may cause us to incur substantial costs to remain in compliance with FDA guidance and regulations. We are continuing to monitor the FDA guidance to ensure compliance.
     In addition to FDA guidance and regulations, we also comply with International Conference on Harmonization (“ICH”) Regulations guidance for good clinical practices. This guidance has been developed by the ICH and has been subject to consultation by regulatory parties, in accordance with the ICH process. The regulatory bodies consist of representatives from the European Union, Japan and the U.S.
     The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) applies to health care providers, health plans and health care clearinghouses or covered entities. Under HIPAA, covered entities are required to protect the confidentiality, integrity and availability of certain electronic patient information they collect, maintain, use or transmit. Although we are not a covered entity under HIPAA, we have taken steps, including encryption techniques, to ensure the confidentiality of all electronic patient information that is captured and transmitted through the use of our software.
Potential Liability and Insurance
     Our services are supported by telecommunications equipment, software, operating protocols and proprietary applications for high-speed transmission of large quantities of data among multiple locations. In such operations, it is possible that data files may be lost, altered or distorted. Our software and its future enhancements or adaptations may contain undetected design faults and software “bugs” that, despite our testing, are discovered only after the system has been deployed and used by customers. Such faults or errors could cause delays or require design modifications on our part. In addition, clinical pharmaceutical and medical device research requires the review and handling of large amounts of patient data. Potential liability may arise from a breach of contract or a loss of or unauthorized release of clinical trial data. Contracts with our customers are designed to limit our liability for damages resulting from errors in the transportation and handling of patient data. Nevertheless, we may still be subject to claims for data losses in the transportation and handling of data over our information technology network.
     If we were forced to undertake the defense of, or were found financially responsible for, claims based upon the foregoing or related risks, we could incur significant costs relating to these claims, and our financial resources could be diminished. We maintain an errors and omissions professional liability insurance policy to cover claims in an amount up to $5,000,000 that may be brought against us. This coverage may not be adequate, and insurance may not continue to be available to us in the future.
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
Employees
     As of February 27, 2009, we had 47 full-time employees. None of our employees are represented by a union, and we consider relations with our employees to be satisfactory. We have employment agreements with all of our executive officers except for Laurence P. Birch who is our interim Chief Executive Officer and Chairman of the Board of Directors. Due to the early stage of development of our industry and business, the loss of the services of any of our executive officers could put us at a competitive disadvantage, since we would need to attract a qualified new executive to fill the vacancy. To address these risks, we must, among other things, continue to attract, retain and motivate qualified personnel.
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
ITEM 1A. RISK FACTORS
     Certain statements made in this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). All statements that address operating performance, events or developments that we anticipate will occur in the future, including statements related to future revenue, liquidity, profits, expenses, income, cash flow and earnings per share or statements expressing general optimism about future results are forward-looking statements. In addition, words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to the safe harbors created in the Exchange Act.

     Forward-looking statements are subject to numerous assumptions and risks and uncertainties that may cause our actual results, performance or liquidity to be materially different from any future results or performance expressed or implied by the forward-looking statements. We have identified the following important factors, which could cause our actual operational, financial results or liquidity to differ materially from any projections, estimates, forecasts or other forward-looking statements made by or on our behalf. Under no circumstances should the factors listed below be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements. We undertake no obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to forward-looking statements contained herein to take into account events or circumstances that occur after the date of this Annual Report on Form 10-K. In addition, we do not undertake any responsibility to update publicly the occurrence of unanticipated events, which may cause actual results to differ from those expressed or implied by the forward-looking statements contained herein.
Our independent registered public accounting firm have expressed doubt about our ability to continue as a “going concern”.
     Our independent registered public accounting firm have included an explanatory paragraph in their unqualified report on our December 31, 2008 financial statements that expresses substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. This “going concern” opinion could adversely affect our ability to raise additional capital or could have an adverse impact on our relationships with customers and therefore could have a material effect on our business.
Disruptions in the financial and credit markets may adversely impact the availability and cost of credit and the spending of our customers as well as our ability to raise additional capital, which could adversely affect our business, results of operations and financial condition.
     As noted in the discussions of other risks that we face, demand for our products and services depends in large part upon the level of capital and research and development expenditures by many of our customers. Decreased capital and customer spending as well as our potentially limited access to additional funds could have a material adverse effect on the demand for our services and our business, results of operations and financial condition. Disruptions in the financial markets, including the bankruptcy or restructuring of certain financial institutions, may adversely impact the availability of credit already arranged and the availability and cost of credit in the future, which could result in the delay or cancellation of clinical trials on which our business depends. Our failure to obtain additional funds, if need be, to meet payment obligations and working capital requirements could have a material adverse effect on our business. In addition, the disruptions in the financial markets may also have an adverse impact on regional economies or the world economy, which could negatively impact the capital and maintenance expenditures of our customers. There can be no assurance that government responses to the disruptions of the financial markets will restore confidence, stabilize markets or increase liquidity and the availability of credit.
We may need to raise additional funds and take further cost-cutting initiatives to meet our working capital requirements and there can be no assurance that we will be able to obtain new business and/or maintain existing trials in the current economic climate.
     The failure to maintain our existing customer relationships and related backlog and obtain ample new business from existing or new customers could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to increase the Company’s backlog during this very difficult business environment. Furthermore, additional cost-cutting initiatives could materially harm our long-term prospects.

We may lose revenue if we experience delays in clinical trials or if we lose contracts.
     Although our contracts provide that we are entitled to receive revenue earned through the date of termination, our customers generally may delay or terminate a clinical trial or our contract related to such trial at any time. The length of a typical clinical trial contract varies from several months to several years. Clinical trial sponsors may delay or terminate clinical trials for several reasons, including:
•	unexpected results or adverse patient reactions to a potential product;

•	inadequate patient enrollment or investigator recruitment;

•	manufacturing problems resulting in shortages of a potential product; or

•	sponsor decisions to de-emphasize or terminate a particular trial or drug.
We may lose revenues if a clinical trial sponsor decides to delay or terminate a trial in which we participate.
We may lose future revenue if our major customers decrease their research and development expenditures, or if we lose any of our major customers.
     Our primary customers are companies in the pharmaceutical industry. Our business is substantially dependent on the research and development expenditures of companies in that industry. The extent to which we rely on revenue from one customer varies from period to period, depending upon, among other things, our ability to generate new business and the timing and size of clinical trials. In light of our small revenue base, we are more dependent on major customers than many of the larger participants in the EDC industry. In fiscal 2008, our three largest customers accounted for 18%, 15% and 8% of our revenues, or 41% in the aggregate.
Our operations could be materially and adversely affected by, among other things:
•	any economic downturn or consolidation in the pharmaceutical or biotechnology industries;

•	any decrease in these industries’ research and development expenditures;

•	changes in the regulatory environment in which we operate; or

•	any decline in business with any of our major customers.
Our quarterly results fluctuate significantly.
     We are subject to significant fluctuations in quarterly results caused by many factors, including:
•	our success in obtaining new contracts;

•	the size and duration of the clinical trials in which we participate; and

•	the timing of clinical trial sponsor decisions to conduct new clinical trials or cancel or delay ongoing trials.
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
     Our efforts to establish a standardized EDC process for collection and management of clinical research data represent a significant departure from the traditional clinical research practices of clinical trial sponsors. The long-term viability of our business remains unproven. Our strategy may not gain acceptance among sponsors of clinical research, research sites or investigators. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. Although we were profitable in 2004 and 2005, we had previously recognized operating losses in each year since 1997, and again recorded losses in 2006 through 2008. Our cumulative operating loss since 1997 totaled $71,253,000 at December 31, 2008. Any number of factors, including, but not limited to, termination or delays in contracts, inability to grow and convert backlog into revenue or being unable to quickly reduce costs if required, could cause us to record losses in future periods.
If we fail to continue to meet all applicable Nasdaq Capital Market requirements, our common shares could be delisted. If delisting occurs, it would adversely affect the market liquidity of our common shares.
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
     On June 16, 2008, the Company received a notice (the “Notice”) from NASDAQ indicating the Company is not in compliance with NASDAQ’s requirements for continued listing because, for the 30 consecutive business days prior to June 10, 2008, the bid price of the Company’s common shares closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4310(c)(4) (the “Minimum Bid Price Rule”). The bid price of our common shares has remained below the minimum $1.00 per share requirement since the receipt of the Notice. NASDAQ stated in the Notice that in accordance with NASDAQ Marketplace Rule 4310(c)(8)(D), the Company would be provided 180 calendar days, or until December 8, 2008 (the “Cure Period”), to regain compliance with the Minimum Bid Price Rule. On October 22, 2008, the Company received a second notice (the “Second Bid Price Notice”) from NASDAQ stating as a result of unprecedented turmoil in U.S. and world financial markets NASDAQ was suspending its bid price requirement for a period of time which would extend the Company’s Cure Period until March 13, 2009. The Second Bid Price Notice has no effect on the listing of the Company’s common shares at this time.
     The Second Bid Price Notice also stated that if, at any time before March 13, 2009, the bid price of the Company’s common shares closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will provide the Company written notification that it has achieved compliance with the Minimum Bid Price Rule. However, NASDAQ has the discretion to require a period in excess of ten consecutive business days, but generally no more than twenty consecutive business days, before determining that the ability to maintain long-term compliance has been demonstrated. In addition, the Notice stated that if the Company does not regain compliance with the Minimum Bid Price rule by March 13, 2009, NASDAQ will determine whether the Company meets all other NASDAQ Capital Market initial listing criteria set forth in NASDAQ Marketplace Rule 4310(c). If the Company meets all other initial listing criteria at that time, NASDAQ will notify the Company that it has been granted an additional 180 calendar days to comply with the Minimum Bid Price Rule. If the Company is not eligible for an additional compliance period, NASDAQ will provide the Company with written notification that the Company’s common shares will be delisted. At that time, the Company may, pursuant NASDAQ rules, appeal any delisting determination by NASDAQ to a NASDAQ Listings Qualifications Panel. The Company has been monitoring the bid price for its common shares since receipt of the Notice, and on January 7, 2009, it received a letter from NASDAQ that it had decided to extend the suspension of the Minimum Bid Price Rule and enforcement of such rule is scheduled to resume on April 20, 2009. Further, this letter from NASDAQ indicated that the Company will receive another notice from NASDAQ prior to the resumption of the Minimum Bid Price Rule and such letter will specify the number of calendar days remaining in the Company’s compliance period and the specific date by which it needs to regain compliance. The Company will continue to monitor the bid price for its common shares while it awaits NASDAQ’s follow-up letter, but has not determined what action, if any, it will take in response to the NASDAQ notifications.
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
     On August 18, 2008, the Company received a notice (the “Stockholders’ Equity Notice”) from NASDAQ indicating the Company is not in compliance with NASDAQ’s requirements for continued listing because the Company was not in compliance with Marketplace Rule 4310(c)(3) (the “Minimum Equity Rule”), which requires the Company to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. NASDAQ requested in the Stockholders’ Equity Notice that the Company submit a plan to regain compliance under the Minimum Equity Rule on or before September 3, 2008. The Company subsequently submitted a proposal to NASDAQ outlining its plan to achieve and sustain compliance with the Minimum Equity Rule and requested an extension of time in order to execute its proposal. On December 2, 2008, the Company received a letter from NASDAQ informing it that the NASDAQ staff could not provide the Company with additional time to regain compliance with the Minimum Equity Rule, and unless the Company filed an appeal to the NASDAQ staff’s determination, the Company’s common shares would be suspended at the opening of business on December 11, 2008 and a Form 25-NSE would be filed with the SEC which would remove the Company common shares from listing and registration on the NASDAQ Stock Market. On December 9, 2008, the Company filed a request for a hearing in front of the NASDAQ Listing Qualifications Panel (the “Panel”) to appeal the NASDAQ staff’s determination pursuant to the procedures set forth in the NASDAQ Marketplace Rule 4800 Series. This request stayed the suspension of the Company’s common shares and the filing of the Form 25-NSE pending the Panel’s decision. On January 8, 2009, the Company presented its plan to regain compliance with the Minimum Equity Rule and all other applicable requirements for continued listing on the NASDAQ Capital Market to the Panel, and requested an exception until June 1, 2009 by which date the Company believes that it will be able to demonstrate such compliance. The Company is currently awaiting the Panel’s final determination as to whether it will grant the Company’s request for exception.
     If our common shares are delisted from the Nasdaq Capital Market, trading of our common shares most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities, such as the Pink Sheets or the OTC Bulletin Board. Such delisting could also adversely affect our ability to obtain financing.
If we do not continue to enhance our software, we may not be able to meet the evolving needs of our customers.
     Although our proprietary software solutions have been used in clinical trials, continued enhancement is necessary to provide additional functions and services to meet the ever-changing needs and expectations of our customers. To date we have had limited revenue from which to support the costs of this continued software enhancement. Our potential future revenue may not be sufficient to absorb corporate overhead and other fixed operating costs that will be necessary for our future success.

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
     The EDC market, which is still developing and must compete with the traditional paper method of collecting clinical trial data, is highly fragmented. The major competitors in the EDC market include:
•	EDC software vendors;

•	clinical trial data service companies that use paper for data collection;

•	vendors offering single component solutions; and

•	in-house development efforts within large pharmaceutical companies.
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
     Our services are supported by telecommunications equipment, software, operating protocols and proprietary applications for high-speed transmission of large quantities of data among multiple locations. In addition, clinical pharmaceutical and medical device research requires the review and handling of large amounts of patient data. Potential liability may arise from a breach of contract or a loss of or unauthorized release of clinical trial data. If we were forced to undertake the defense of, or were found financially responsible for, claims based upon these types of losses, our financial resources could be diminished. We maintain a $5,000,000 errors and omissions professional liability insurance policy to cover claims that may be brought against us. This coverage may not be adequate, and insurance may not continue to be available to us in the future.
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
We have Anti-takeover Provisions and Preferred Share Purchase Rights.
     Our Articles of Incorporation and Code of Regulations contain provisions that may discourage a third party from acquiring, or attempting to acquire us. These provisions could limit the price that certain investors might be willing to pay for our common shares. In addition, preferred shares of our stock can be issued by our Board of Directors, without shareholder approval, whether under our shareholder rights plan or for other uses determined by the Board. The issuance of preferred shares may adversely affect the rights of common shareholders, the market price of our common shares and may make it more difficult for a third party to acquire a majority of our outstanding common shares. At the present time, we do not plan to issue any preferred shares.
If we do not continue to attract and retain key personnel, we will be unable to effectively conduct our business.
     The market for technical, regulatory and other personnel essential to the development of our software, delivery of our services and management of our business is very competitive. If we cannot retain the employees we need, or replace key employees following their departure, our ability to develop and manage our business will be impaired, and this could adversely affect our business, prospects, results of operations and financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     As of December 31, 2008, we were leasing approximately 13,000 square feet of office space in Mayfield Heights, Ohio. This space is used for our executive offices and U.S. operations. In March 2009 we reduced our Mayfield Heights, Ohio office space to approximately 10,000 square feet. In addition, we have U.S. based operations in Bryan, Texas, where we lease approximately 6,000 square feet of office space. This lease expires in April 2009 and we are seeking smaller, less expensive space as a result of continued cost cutting initiatives. In connection with the closing of our German office in July 2008, we exited our 17,000 square feet of office space in Bonn, Germany. We believe that our facilities are suitable and adequate for the current and anticipated conduct of our operations.
ITEM 3. LEGAL PROCEEDINGS
     In the ordinary course of business, we are involved in ordinary, routine legal proceedings. We are of the opinion that the ultimate resolution of such matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY*
     The name, age and positions of each of the Company’s executive officers, as of February 27, 2009, are as follows:

Name	Age	Position
Laurence P. Birch	49	Interim Chief Executive Officer and Chairman of the Board of Directors
Matthew Delaney	49	Interim President
Raymond J. Merk	49	Vice President of Finance, Chief Financial Officer, Chief Operating Officer and Treasurer

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.
     Laurence P. Birch. Mr. Birch has been a Director since April 16, 2007, the Chairman of the Board of Directors since May 15, 2008, and effective January 21, 2009, was appointed Interim Chief Executive Officer. Since March 2007, Mr. Birch has been serving as the President, Chief Executive Officer and a director of NeoPharm, Inc., a biopharmaceutical company dedicated to the research, development and commercialization of new and innovative cancer drugs for therapeutic applications, and was also appointed Acting Chief Financial Officer in April 2007. Prior to joining NeoPharm, Mr. Birch served as Sr. Vice President and CFO, and Interim President and CEO, of AKSYS, Ltd., a hemodialysis developer and manufacturer from 2005 to 2006. Prior to that, Mr. Birch served as co-founder and managing director of Stratego Partners, a cost management consulting firm, from 2003 to 2005, Sr. Vice President — Business Development and CFO of Technology Solutions, Inc., a systems integration and consulting company, from 2000 to 2002, CFO of Brigade, Inc., an internet support company, from 1999 to 2000, and five years with MCI Systemhouse where he held a variety of senior finance and general management positions. Mr. Birch began his career with Baxter Healthcare, a manufacturer and supplier of pharmaceuticals and medical devices, where, over the course of 13 years, he held a variety of positions. Mr. Birch holds a Bachelor of Science-Finance from the University of Illinois and a MBA from Northwestern University — Kellogg Graduate Business of Management. Mr. Birch is also a Certified Public Accountant.
     G. Matthew Delaney. Mr. Delaney has served as the Company’s Vice President, Global Marketing and Sales since June 24, 2007, and effective May 15, 2008, was appointed the Company’s Interim President. Prior to joining the Company in February 2007, Mr. Delaney served as Chief Operating Officer for 360training.com from November 2005 to December 2006 and held various executive positions with Dell Computer, including Director of Corporate Strategy, from August 1996 to June 2005.
     Raymond J. Merk, CPA, MBA. Mr. Merk joined DATATRAK in July 2006 as our Controller and has been our Chief Financial Officer since August 2007, and, effective January 21, 2009, was appointed our Chief Operating Officer. From April 2000 to July 2006 Mr. Merk served as Director of Finance for EmployOn, Inc., an aggregator of online job postings.
(Remainder Of This Page Intentionally Left Blank)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON SHARES AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common shares are traded on The NASDAQ Capital Market under the symbol “DATA.”
     Our common shares were initially offered to the public on June 11, 1996 at a stock split adjusted price of $9.00 per share and commenced trading on NASDAQ on that date. On July 20, 2005, our Board of Directors approved a three-for-two share split that was distributed in the form of a 50% share dividend. Our shareholders of record at the close of business on August 15, 2005 received one additional common share for every two common shares held on that date. The new common shares were distributed on or around August 31, 2005 and began trading ex-dividend on September 1, 2005. We have restated all prior reported common share and per share amounts as if the share split had occurred at the beginning of the earliest period being reported. The following table sets forth, for the years ended December 31, 2008 and 2007, the high and low sale prices per common share, as reported by NASDAQ. These prices do not include retail markups, markdowns or commissions.

	High	Low

2008
First Quarter	$1.94	$1.14
Second Quarter	$1.25	$0.26
Third Quarter	$0.87	$0.20
Fourth Quarter	$0.47	$0.01

	High	Low

2007
First Quarter	$6.67	$4.85
Second Quarter	$5.77	$4.01
Third Quarter	$4.69	$1.70
Fourth Quarter	$3.40	$1.35
     On February 27, 2009, the last sale price of our common shares as reported by NASDAQ was $0.12 per share. As of February 27, 2009, we had 80 shareholders of record.
     We have never declared or paid cash dividends on our common shares. Any determination to pay cash dividends in the future will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs and plans for expansion.
(Reminder Of This Page Intentionally Left Blank)

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Statement of Operations Data (1):
Revenue	$8,826	$10,562	$17,690	$15,735	$11,305
Direct costs	2,833	4,583	5,222	3,789	2,634

Gross profit	5,993	5,979	12,468	11,946	8,671
Selling, general and administrative expenses	10,179	13,097	13,266	10,025	7,229
Severance expense (2)	775	915	295	—	—
Depreciation and amortization	1,343	2,722	2,306	748	651
Liquidation of foreign subsidiary	381	—	—	—	—
Impairment loss	12,788	213	—	—	—

(Loss) income from operations	(19,473)	(10,968)	(3,399)	1,173	791
Other income (expense)	61	68	(115)	182	35
Settlement of ClickFind lawsuit (3)	3,000	—	—	—	—

(Loss) income before income taxes	(16,412)	(10,900)	(3,514)	1,355	826
Income tax expense (benefit)	385	(46)	976	(1,183)	9

Net (loss) income	(16,797)	(10,854)	(4,490)	2,538	817

Net (loss) income per share: basic	$(1.23)	$(0.82)	$(0.40)	$0.25	$0.09

Shares used in the computation of basic net (loss) income per share	13,682	13,198	11,273	10,204	9,149

Net (loss) income per share: diluted	$(1.23)	$(0.82)	$(0.40)	$0.22	$0.08

Shares used in the computation of diluted net (loss) income per share	13,682	13,198	11,273	11,386	10,237

(1)	The operating results of ClickFind have been included in the Company’s consolidated results of operations for all periods subsequent to February 13, 2006.

(2)	In 2008, the Company recorded severance charges of $775,000 primarily due to the termination of 26 employees. In 2007, the Company recorded severance charges of $915,000 due to the termination of 45 employees. In 2006, the Company recorded a severance charge of $295,000 due to the termination of 10 employees.

(3)	In December 2008, the Company and certain of the former ClickFind shareholders agreed to settle all claims against each other relating to a dispute regarding the ClickFind acquisition. As a result, the Company was discharged and released from paying the remaining $3,000,000 balloon payment on certain promissory notes.

	December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$2,372	$8,514	$5,023	$9,363	$7,919
Working capital	860	6,136	4,141	10,796	8,575
Total assets	4,647	26,473	27,220	16,107	11,941
Long-term liabilities	1,447	5,932	5,447	—	—
Accumulated deficit	(60,566)	(43,769)	(32,916)	(28,425)	(30,964)
Total shareholders’ equity	321	16,569	18,064	13,697	10,117
Book value per common share (1)	$0.02	$1.21	$1.56	$1.33	$1.02

(1)	Book value per common share is calculated by dividing total shareholders’ equity as of December 31 by the number of common shares outstanding as of December 31.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     DATATRAK is a provider of software and other related services, commonly referred to as an application service provider, or ASP. The Company’s customers use the software known as DATATRAK EDC® and DATATRAK eClinical(TM) to collect and transmit clinical trial data, commonly referred to as electronic data capture, or EDC. The Company’s services assist companies in the clinical pharmaceutical, biotechnology, contract research organization and medical device industries in accelerating the completion of clinical trials.
     The Company has a concentration of a small number of customers that made up a significant portion of its revenue over the past three years. Revenue from the three largest customers as a percentage of the Company’s total revenue for each year was 41%, 41% and 58% in the years 2008, 2007 and 2006, respectively. The 58% in 2006 was higher due to one major customer who represented 44% of our total revenue in 2006.
     During 2008, overall economic conditions continued to decline as a result of the subprime mortgage crisis and other factors. These unfavorable market conditions have made it more difficult in 2008 for the Company to increase its backlog through the signing of new customer contracts. Our backlog decreased approximately $1.6 million from $13.0 million as of December 31, 2007 to $11.4 million as of December 31, 2008. Other than the two large enterprise license agreements of $2.1 million and $800,000 at the end of 2007 and beginning of 2008, respectively, there were no other enterprise license agreements signed in 2008, but rather most of our new customer contracts in 2008 have been in the form of smaller individual trials. We believe that our sales growth of new trials has been inhibited by both the poor economic climate and limited working capital of approximately $860,000 at December 31, 2008. While the economic conditions have been difficult, the Company managed to show significant improvement in its 2008 fourth quarter operating results compared to those recorded in the fourth quarter of 2007.
     Financial Performance Improvement
     In an effort to partially offset our revenue decline of approximately $8.9 million from 2006 to 2008 and improve our cash flow from operations, the Company made substantial headcount reductions and other cost cutting measures. Since June of 2007 we have eliminated approximately 70 positions representing approximately $5.9 million of anticipated recurring annual cost savings. We believe our results for the fourth quarter of 2008 are an early indication of the progress we have made. Our gross profit margin improved to 80% in the fourth quarter of 2008 compared to 48% for the fourth quarter of 2007. In addition, our loss from operations in the fourth quarter of 2008 was $109,000 compared to $2,632,000 in the fourth quarter of 2007.
     German Office Closure
     During 2008 we continued to optimize our operational efficiencies and streamline our cost structure with the closure of our German office and the transition of our global Help Desk and European client support operations to our Cleveland, Ohio office. The anticipated recurring annual cost savings from this closure is approximately $2.0 million compared to 2008 and $4.5 million per year when compared to both 2007 and 2006. We have experienced no disruption in service to our customers as a result of transitioning the Help Desk function to our Cleveland office. Effective January 31, 2009, DATATRAK, Inc., a wholly owned subsidiary of the Company, terminated its non- exclusive Marketing Services Agreement (“Agreement”) with DATATRAK Deutschland GmbH (“Deutschland GmbH”) and DATATRAK Inc. As of December 31, 2008, Deutschland GmbH recorded accrued expenses for lease and other obligations incurred through January 31, 2009 totaling $218,000. As a result of the termination of the Agreement, Deutschland GmbH was required under applicable German law to file a petition for voluntary bankruptcy in the German courts and has on hand $218,000, designated as restricted cash, to fund these liabilities as of December 31, 2008. Also as part of this liquidation of the Company’s foreign investment in Deutschland GmbH, the Company reversed its cumulative currency translation adjustment and recorded additional operating expense of $381,000 as of December 31, 2008.

     Going Concern
     Our financial statements for the year ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As highlighted in the section above titled “Financial Performance Improvement” we have made significant financial performance improvements during the last three months of 2008. Nevertheless, we have experienced losses from operations in each of the last three fiscal years totaling approximately $34 million and, as a result, our independent registered public accounting firm has issued an unqualified opinion, for the year ended December 31, 2008, which includes a paragraph stating that there is substantial doubt about our ability to continue as a going concern. DATATRAK is considering various initiatives to continue as a going concern and to ensure the Company’s future success. Future initiatives may include further restructuring and cost control, additional financing opportunities or strategic transactions or alliances.
     Strategic Alternatives
     On July 21, 2008, we announced we had retained Healthcare Growth Partners, LLC as a strategic and financial advisor to assist the Board of Directors in evaluating a variety of potential opportunities directed at maximizing shareholder value. These potential opportunities may include, but are not limited to: a sale, merger or other business combination of the Company; strategic partnerships or alliances; or raising of additional capital, if the Company determines it is in the best interest of its shareholders to continue as a stand alone entity. This review process is ongoing and we undertake no obligation to make any further announcement regarding the exploration of strategic alternatives unless and until the Board of Directors has approved a specific course of action. There can be no assurance that this process will result in any specific transaction or in any changes to the Company’s current direction.
     Restructured Senior Management Team
     On January 21, 2009, the Company announced the retirement of Dr. Jeffrey Green as Chief Executive Officer of DATATRAK and also as a member of our Board of Directors. Mr. Laurence Birch, Chairman of the Board of DATATRAK, will provide support in the interim for the functions of the Chief Executive Officer position until a permanent CEO is named. Also on January 21, 2009, our Chief Financial Officer, Mr. Raymond J. Merk, assumed the role and responsibilities of Chief Operating Officer in addition to his Chief Financial Officer responsibilities.
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
     As previously disclosed, the Company and certain former shareholders of ClickFind (the “Indemnifying Shareholders”) were involved in a dispute relating to certain representations and warranties in the Merger Agreement (United States District Court for the Northern District of Ohio, Eastern Division, Case No. 1:08CV02182) (the “Lawsuit”). On December 18, 2008, we announced the dispute had been resolved and that an agreement to settle all claims with the defendants in the case had been reached. In connection with such resolution, the $3,000,000 balloon payment due on February 1, 2009 and accrued interest of $180,000 due the Indemnifying Shareholders was forgiven. The Company’s consolidated balance sheet as of December 31, 2008 reflects the removal of the $3,000,000 obligation and $180,000 in accrued interest and the resulting improvement in working capital. Our consolidated statements of operations for the 2008 full year, and fourth quarter, reflect the forgiveness of the $3,000,000 obligation and $180,000 in accrued interest.
     Change in Company’s Filing Status from Accelerated to Non-Accelerated
     As of June 30, 2008, the Company had less than $50 million in public float and was eligible, under Rule 12b-2 of the Securities and Exchange Act of 1934, (the “Exchange Act”) to exit accelerated filer status beginning with its 2008 Form 10-K. The Company qualifies as a “smaller reporting company” under the Exchange Act and will file its 2008 Form 10-K as a non-accelerated filer.

     Impairment of Certain Assets
     As a result of consecutive quarterly operating losses since the first quarter of 2006 and continued decline in market capitalization during 2008, the Company determined that impairment indicators existed as of each quarter-end in 2008. The Company conducted impairment testing of its goodwill, software and finite-lived tangible and intangible assets as of each quarter-end in 2008 and determined that significant impairment had occurred. The Company recorded an impairment loss of $12,788,000 including (i) $10,856,000 for a full impairment charge of its goodwill, (ii) $1,700,000 on its DATATRAK eClinical software, (iii) $144,000 on its ClickFind non-compete intangible asset and (iv) $88,000 on its finite-lived tangible assets as of December 31, 2008. Any significant future changes in our forecasted undiscounted cash flows could result in impairment in future years.
     Backlog
     Backlog consists of anticipated revenue from authorization letters to commence services, statements of work and other signed contracts yet to be completed. Potential contracts or authorization letters that have passed the verbal stage, but have not yet been signed, are excluded from backlog. At December 31, 2008, the Company’s backlog was $11,400,000 compared to $13,040,000 at December 31, 2007. The Company’s individual trial contracts can be cancelled or delayed at anytime. Approximately 80% of the Company’s December 31, 2008 backlog is individual contracts and subject to being cancelled or delayed at anytime. The Company’s individual contract backlog, at any point in time, is not an accurate predictor of future levels of revenue. As a result of the Company’s transactional and service-based business model combined with the dynamic nature of the clinical trials market where changes in scope are common, backlog has historically not been an accurate predictor of short-term revenue.
     Possible Delisting of Company’s Common Shares
     The Company is subject to applicable Nasdaq Capital Market requirements and failure to comply with these requirements could result in the Company’s common shares being delisted from the Nasdaq Capital Market. As of December 31, 2008, the Company was not in compliance with the Nasdaq requirements of: (i) a $1.00 minimum closing bid price (“Minimum Bid Price Rule”); and (ii) shareholders’ equity of $2.5 million, market value of publicly-held shares of $35 million, or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. Nasdaq has notified the Company of its non-compliance with these requirements. On January 8, 2009, the Company presented its plan to the Nasdaq Listing Qualifications Panel (the “Panel”) to regain compliance and is awaiting the Panel’s determination as to whether it will grant the Company’s request for exception.
     On January 7, 2009, the Company received a letter from Nasdaq informing DATATRAK that Nasdaq had decided to extend the suspension of the Minimum Bid Price Rule and that enforcement of such rule is scheduled to resume on April 20, 2009. Further, this letter from Nasdaq indicated that the Company will receive another notice prior to the resumption of the Minimum Bid Price Rule and such letter will specify the number of calendar days remaining in the Company’s compliance period and the specific date by which it needs to regain compliance with the Minimum Bid Price Rule which prior to the January 7, 2009, notice was March 13, 2009. Nasdaq could delist the Company’s common shares at any time for failure to maintain compliance with any other continued listing requirements including the shareholders’ equity requirement noted in (ii) above.
(Reminder Of This Page Intentionally Left Blank)

     Critical Accounting Policies
     In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified the most critical accounting principles upon which our financial status depends. Critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies were identified to be those related to revenue recognition and deferred revenue, accounts receivable, short-term investments, software development costs, stock-based compensation, goodwill and finite-lived tangible and intangible assets and income taxes.
Revenue Recognition and Deferred Revenue
     DATATRAK recognizes revenue in accordance with Staff Accounting Bulletin 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product or service has occurred; the fee is fixed or determinable; and collectibility is probable. DATATRAK’s contracts provide a fixed price for each element to be delivered, and revenue is recognized as each multiple-element is delivered. The Company determines the price of individual elements included in multiple-element arrangements using objective, reliable evidence of fair value. This evidence is based on the vendor-specific per element price the Company would sell an item for on a standalone basis. DATATRAK recognizes revenue based on the performance or delivery of the following specified services or components of its contracts in the manner described below:
•	Enterprise license revenue is recognized ratably over the life of the license agreement.

•	Project management and data management (design, report and export) service revenue is recognized proportionally over the life of a contract as services are performed, based on the contractual billing rate for those services.

•	Data items revenue is earned based on a price per data unit as data items are entered into our hosting facility.

•	Classroom training services revenue is recognized as classroom training is completed, at rates based on the length of the training program.

•	Internet-based training services revenue is recognized on a per user basis as self-study courses are completed.

•	Help Desk revenue is recognized based on a monthly price per registered user or site under contract.
     Services provided by the Company that are in addition to those provided for in our contracts are billed on a fee for service basis as services are completed. Costs associated with contract revenue are recognized as incurred. Costs that are paid directly by our clients, and for which we do not bear the risk of economic loss, are excluded from revenue. The termination of a standard contract would not result in a material adjustment to the revenue or costs previously recognized. The Company provides a nominal reserve against revenue for potential pricing adjustments.
     Deferred revenue represents cash advances received in excess of revenue earned on contracts. Payment terms vary with each contract but typically include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. Generally, the cash advances or deposits are 25% of the total contract amount. The deferred revenue account is reduced monthly as revenue is recognized on each individual contract. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. Likewise, in the event of contract cancellation prior to earning revenue equal to or greater than the initial payment, the Company is required to refund the unused portion. The Company’s deferred revenue balance including the long-term portion was $2,313,000 at December 31, 2008.

Accounts Receivable
     The Company generally invoices its customers on a monthly basis with payment terms of net 30 days from invoice date. The accounts receivable amount is recorded net of an estimated reserve for doubtful accounts. The Company has a history of favorable collections and had a nominal reserve for uncollectible accounts of approximately $14,000 at December 31, 2008. The Company’s average collection period was 39 days as of December 31, 2008. The net accounts receivable balance was $927,000 at December 31, 2008.
Short-term Investments
     The Company’s investments or financial assets include both cash equivalents in the form of highly liquid money market funds and other short-term investments including corporate obligations in the form of commercial paper of the highest grades with maturities of one year or less. On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. The investments are recorded at fair-value and are classified under a three level hierarchy based upon inputs market participants would use when pricing a financial asset in accordance with SFAS No. 157. All the Company’s investments and cash equivalents totaling $1,719,000 at December 31, 2008 had quoted market prices which are the highest priority (e.g. Level I) investment input.
Software Development Costs
     Development costs incurred in the research and development of new software products, and enhancements to existing software products, are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Such costs are amortized over the lesser of three years or the economic life of the related product. The Company performs a review of the recoverability of such capitalized software costs when impairment indicators arise. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any impairment amounts are expensed. No software development costs were capitalized in 2008 or 2007.
Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“FAS 123(R)”) using the “modified prospective” method. The 2005 Omnibus Equity Plan (the “Omnibus Plan”) is the Company’s primary share-based award program for covered employees and directors. Restricted common stock, common share options and common shares have been awarded under the Omnibus Plan share-based award program exclusively since 2005. During 2008, the Company issued 185,557 common share options to non-employee directors, 295,000 common share options to key employees and 35,000 restricted common shares to one employee. In 2007, the Company issued 33,323 common shares to non-employee directors, 42,000 common share options to non-employee directors and 35,000 restricted common shares to three employees.
Goodwill and Finite-Lived Tangible and Intangible Assets
     The Company acquired goodwill, software (the “DATATRAK eClinical software”) and other intangible assets, consisting of customer relationship and non-compete intangible assets, from ClickFind totaling $10,856,000, $3,330,000 and $2,710,000, respectively. These assets as well as the Company’s finite-lived tangible assets are subject to impairment testing at least annually and quarterly if impairment indicators arise. Impairment indicators were present in all four quarters during 2008. The goodwill amount of $10,856,000 was fully impaired and written off in 2008. The DATATRAK eClinical software was partially impaired and has a net remaining balance of $428,000 at December 31, 2008. The customer relationship intangible asset was fully amortized and the remaining non-compete intangible asset balance was impaired and written off during 2008. Accordingly, these other intangible assets are $-0- at December 31, 2008. The Company’s other finite-lived assets consist primarily of equipment, leasehold improvements and software and have a net book value of $358,000 at December 31, 2008.

Income Taxes
     The Company follows SFAS No. 109, “Accounting for Income Taxes.” This accounting standard requires that the liability method be used in accounting for income taxes. Under this accounting method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that apply in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided for deferred tax assets for which realization currently is not certain. Quarterly income taxes are recorded at the effective rate, based on annual forecasted income. The Company currently is in a three-year cumulative operating loss position totaling approximately $34 million. As a result, the Company recorded a full valuation reserve against its net deferred tax assets at December 31, 2008.
     In accordance with Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, the Company recorded an unrecognized tax benefit of $130,000 at December 31, 2007 related to DATATRAK Deutschland GmbH’s disallowed losses and treatment of such as a constructive dividend to the U.S. parent company, DATATRAK International, Inc. This liability was adjusted to $115,000 in 2008 and paid in full in 2008. The Company has no unrecognized tax benefit at December 31, 2008.
Results of Operations
     Year ended December 31, 2008 compared with year ended December 31, 2007
     The following table shows, for the periods indicated, selected items from our Consolidated Statements of Operations, expressed as a percentage of revenue.

	Year Ended December 31,
	2008	2007	2006
Revenue	100.0%	100.0%	100.0%
Direct costs	32.1	43.4	29.5

Gross profit	67.9	56.6	70.5
Selling, general and administrative expenses	115.3	124.0	75.0
Severance expense	8.8	8.7	1.7
Depreciation and amortization	15.2	25.8	13.0
Liquidation of foreign subsidiary	4.3	0.0	0.0
Impairment loss	144.9	2.0	0.0

Loss from operations	(220.6)	(103.9)	(19.2)
Other income (expense), net	0.7	0.7	(0.7)
Settlement of ClickFind lawsuit	34.0	0.0	0.0

Loss before income taxes	(185.9)	(103.2)	(19.9)
Income tax expense (benefit)	4.4	(.4)	5.5

Net loss	(190.3)	(102.8)	(25.4)

     Revenue for the year ended December 31, 2008 decreased $1,736,000, or 16%, to $8,826,000, as compared to $10,562,000 for the year ended December 31, 2007. During 2008, DATATRAK recorded revenue related to 129 contracts compared to 152 contracts during 2007. For the year ended December 31, 2008, $6,554,000 of revenue was the result of contracts that were in backlog at December 31, 2007 and $2,272,000 was the result of new business signed during 2008. For the year ended December 31, 2007, $8,798,000 of revenue was generated from contracts that were in backlog at December 31, 2006 and $1,764,000 was the result of new business signed during 2007.
     The Company recorded $653,000 in revenue during 2008 from two significant multi-year enterprise license agreements which commenced during the first quarter of 2008. The Company will continue to recognize revenue on these enterprise license agreements ratably over the life of each respective license period. These two enterprise license agreements are non-cancelable and one of them included a lump-sum upfront payment of $2.1 million representing the total contract value.

     As previously disclosed, our recent historical operating results have depended significantly on revenue from one major client. Dependency on this client, Otsuka Research Institute, reached as high as 59% in 2005 and has decreased significantly since then as follows:

	Total Revenue	Otsuka Revenue	Otsuka percentage	Non-Otsuka Revenue

2006	$17,690,000	$7,784,000	44%	$9,906,000
2007	$10,562,000	$1,603,000	15%	$8,959,000
2008	$8,826,000	$464,000	5%	$8,362,000
     In 2008, two customers individually generated more than 10% of our total revenue. Gilead Sciences, Inc. accounted for 18% of our total 2008 revenue and Seattle Genetics, Inc. another 15%.
     We believe our ability to sign new business in 2008 was impacted by three factors: (i) the overall economic conditions triggered by the subprime mortgage crisis; (ii) the Lawsuit with certain former shareholders of ClickFind and the ongoing uncertainty throughout the year regarding the resolution of the $3,000,000 balloon payment that was originally due February 1, 2009, and for which the Company had previously disclosed it would not have the financial resources to make such payment (see next paragraph for resolution of Lawsuit); and (iii) DATATRAK’s overall long-term financial viability and clients’ willingness to initiate longer-term clinical trials.
     As previously disclosed, the Company issued a press release on December 18, 2008 announcing that it and the Defendants had agreed to settle all claims against each other relating to the Lawsuit. In connection with such resolution, the $3,000,000 balloon payment due on February 1, 2009 and $180,000 in accrued interest due Defendants was forgiven. Management believes that sufficient time has not lapsed since the date of the Lawsuit settlement and the date of this report to ultimately understand the impact of the settlement on the Company’s ability to sign new business.
     Our registered independent public accounting auditor report issued for the year ended December 31, 2008, states that there is substantial doubt about the Company’s ability to continue as a going concern. As highlighted above, we believe the uncertainty surrounding our longer-term financial viability had a negative impact, to some degree, on our ability to sign new business in 2008. Management believes certain clients of the Company who continued to contract for new business in 2008 will continue to do so in 2009, but that penetrating additional new clients will be more difficult until longer-term financial stability is achieved. We expect this trend to continue in 2009 until a strategic alternative is identified, additional capital is raised or we demonstrate a consistent ability to generate positive cash flows from operations. New signed customer contracts totaled $6.5 million in 2008 compared to $10.2 million and $9.3 million in 2007 and 2006, respectively.
     We previously disclosed that we had experienced significant trial delays from certain clients during the second half of 2007 for nine trials. During 2008, one client with two of the nine delayed trials canceled both trials. As a result of these cancellations, we reduced our backlog by approximately $900,000 in the first quarter of 2008 and refunded approximately $220,000 of unearned initial payments in the third quarter of 2008. The Company believes the cancellations were the result of internal client business factors beyond our influence. During 2008, the Company signed new contracts with this client for approximately $1.7 million. Also, in early 2008 another client with two of the nine delayed trials entered into an $800,000 three-year enterprise license agreement with us. As part of this enterprise license agreement, the Company agreed to exchange the two delayed trials for two current trials resulting in a minimal increase to backlog. The two new trials generated approximately $200,000 of revenue in the second half of 2008. We increased our backlog by $800,000 in early 2008 for the enterprise license agreement. Of the remaining five trials, all with the same client, one of them was recently canceled in February 2009. The remaining four delayed trials represent $1,010,000 of our December 31, 2008 backlog of $11,400,000, or approximately 9%.
     Direct costs of revenue, mainly personnel costs, decreased 38% to $2,833,000 in 2008 compared to $4,583,000 in 2007. Of the net decrease of $1,750,000, $711,000 was a result of a reduction in our German personnel costs due to the closure of the Company’s German office in 2008 and the consolidation of our Help Desk services into our Cleveland office. In addition to the savings related to the elimination of our German personnel, we experienced a $920,000 reduction in our U.S. personnel costs in 2008 compared to 2007. DATATRAK’s gross margin increased to 68% for the year ended December 31, 2008 compared to 57% for the year ended December 31, 2007 primarily as a result of the reduction in direct personnel costs offset to some extent by the $1,736,000 decrease in revenue. Gross margins for our 2008 third quarter and fourth quarters were 76% and 80%, respectively. We believe this trend will continue at similar revenue levels. The net decrease in direct costs of $1,750,000, would have been $32,000 greater had the exchange rates between the U.S. dollar and the Euro remained consistent from 2007 to 2008.
     Selling, general and administrative expenses (“SG&A”) include all administrative personnel costs, business and software development costs, and all other expenses not directly chargeable to a specific contract. SG&A expenses decreased by a net $2,918,000, or 22%, to $10,179,000 in 2008 from $13,097,000 in 2007. Staff and other payroll costs decreased $2,024,000 primarily as a result of headcount reductions we have implemented over the last 24 months. Our SG&A headcount was 27 on December 31, 2008, compared to 63 on January 1, 2007.
     In addition to the reduction in SG&A personnel expenses of $2,024,000, we were able to reduce non-personnel related SG&A expenses by approximately $1.7 million in 2008 compared to 2007. These non-personnel reductions were primarily a result of various cost cutting measures introduced by our restructured senior management team and normal reductions typically associated with downsizing a company’s infrastructure.
     Together, the personnel and non-personnel SG&A reductions in 2008 compared to 2007 totaled approximately $3.7 million and were offset by higher legal costs associated with the Lawsuit and related matters totaling approximately $750,000. The Company announced settlement of the Lawsuit on December 18, 2008, and as such does not anticipate any additional expense related to this matter in the future. The net decrease in SG&A expenses of $2,918,000 would have been approximately $72,000 greater had the exchange between the U.S. dollar and the Euro been the same in 2008 as it was in 2007.
     During 2008 and 2007, the Company recorded charges of $775,000 and $915,000, respectively, for severance benefits due to terminated employees. The $775,000 charge in 2008 includes $360,000 for two former executive officers of the Company, $55,000 for 10 former U.S. employees and $360,000 for 14 former employees of our German office. As of December 31, 2008, the Company has accrued severance obligations of $245,000 which is expected to be paid out by November 2009. In January of 2009 we announced the retirement of our Chief Executive Officer, Dr. Jeffrey A. Green. The Company will record a severance charge of approximately $463,000 in the first quarter of 2009 related to Dr. Green’s retirement which is scheduled to be paid over a two-year period.
     Depreciation and amortization expense decreased approximately $1.4 million, or 51%, to $1,343,000 in 2008 compared to $2,722,000 in 2007. The decrease was comprised primarily of two components: (i) amortization expense on the ClickFind acquired amortizable intangible assets, including the DATATRAK eClinical software, decreased $989,000; and (ii) depreciation expense on hardware, furniture & fixtures and leasehold improvements decreased $387,000. The decrease in amortization expense on the ClickFind acquired amortizable intangible assets was mainly a result of a $1.84 million impairment charge we recorded in the second quarter of 2008. The impairment charge consisted of a $1.7 million reduction in the value of DATATRAK eClinical software and a $144,000 write down of the remaining value of the non-compete intangible for certain key employees. The reduction in depreciation expense for hardware, furniture & fixtures and leasehold improvements was a result of certain assets reaching fully depreciated status during the 2008 year, a $63,000 impairment charge for certain German office fixed assets deemed to have no future value upon the closing of our German office and a $25,000 impairment charge related to our U.S. corporate office space reduction.
     As fully described in Note 6 to the consolidated financial statements, the Company recorded an impairment loss of $12,788,000 in 2008 including $10,856,000 for goodwill, $1,700,000 for the DATATRAK eClinical software, $144,000 for its ClickFind non-compete intangible assets and $88,000 related to certain finite-lived tangible assets. During 2007, the Company recorded an impairment charge of $213,000 for its non-compete intangible asset. The impairment losses are separately recorded on the Company’s statement of operations for years ended December 31, 2008 and 2007.
     Interest income decreased by $324,000, to $116,000, in 2008 from $440,000 in 2007 primarily as a result of lower investment rates and a reduction of the Company’s short-term investment balances which are being used to fund its operations.

     Interest expense decreased by $336,000 to $34,000 in 2008 from $370,000 in 2007 primarily from the settlement of the Lawsuit in December 2008 and the related forgiveness of all remaining interest owed the ClickFind Note holders. The Company accrued, but did not pay interest on the remaining ClickFind Note obligation throughout the first nine months of 2008 and reversed the entire accrual of approximately $180,000 in the 2008 fourth quarter upon settlement of the Lawsuit.
     As part of the Lawsuit settlement announced on December 18, 2008, the remaining $3,000,000 balloon payment originally due February 1, 2009 under the ClickFind Notes was forgiven. As such, we recorded a $3,000,000 non-operating gain in the fourth quarter of 2008 representing the forgiveness of the remaining $3,000,000 obligation.
     During 2008 DATATRAK recorded income tax expense of $385,000. The $385,000 tax expense is made up of two primary components: (i) a full valuation allowance reserve of $400,000 against all our German net deferred tax assets due to uncertainty regarding the realization of the deferred tax asset resulting from cumulative operating losses through 2008 as well as the closing of the German office in 2008; and (ii) a $15,000 reduction of the Company’s previously recorded unrecognized tax benefit. During 2007 DATATRAK recorded an income tax benefit of $46,000. This net benefit amount was due to a $319,000 reduction in the Company’s deferred tax valuation allowance on its foreign net operating losses which was offset by $143,000 for the use of foreign net operating losses to reduce foreign taxable income and a $130,000 unrecognized tax benefit for an uncertain tax position.
Year ended December 31, 2007 compared with year ended December 31, 2006
     Revenue for the year ended December 31, 2007 decreased $7,128,000, or 40%, to $10,562,000, as compared to $17,690,000 for the year ended December 31, 2006. During 2007, DATATRAK recorded revenue related to 152 contracts compared to 147 contracts during 2006. For the year ended December 31, 2007, $8,798,000 of revenue was the result of contracts that were in backlog at December 31, 2006 and $1,764,000 was the result of new business signed since January 1, 2007. Of the $8,798,000 of revenue from backlog, $675,000 was the result of contracts acquired from ClickFind. For the year ended December 31, 2006, $13,813,000 of revenue was generated from contracts that were in backlog at December 31, 2005, $2,442,000 of revenue was the result of new business signed since January 1, 2006, and $1,435,000 was the result of contracts acquired from ClickFind. The reduction in revenue for the year ended December 31, 2007 compared to the prior year was primarily the result of a significant decrease attributable to one client, Otsuka Research Institute, which accounted for 15% of our total revenue in 2007 compared to 44% of total revenue in 2006. Of the overall $7,128,000 decrease in revenue, the decrease in Otsuka revenue accounted for approximately $6,172,000 of the reduction, or 87%. Otsuka revenue decreased primarily as a result of the successful early completion of several large trials. In 2005 Otsuka accounted for 59% of our total revenue. We believed less than 10% of our total 2008 revenue would come from Otsuka. To date, DATATRAK has been unable to generate sufficient new sales to offset the decline in revenue from the Otsuka projects.
     We continued our efforts to enhance our sales and marketing organization and had experienced significant turnover in our sales team. Five of the Company’s then current nine person sales and marketing staff had been with DATATRAK a year or less. The Company replaced its Vice President of Marketing and Sales in June of 2007 and added a Director of Marketing in the third quarter of 2007 to aggressively pursue sales growth in future periods.
     We have previously disclosed that we had experienced significant trial delays from certain clients during the third quarter of 2007. Approximately 21% of our June 30, 2007 backlog produced no revenue during the three months ended September 30, 2007 compared to 4% of our June 30, 2006 backlog not producing revenue in the third quarter of 2006. These delays were a result of internal decisions on the part of the client as to when to begin certain trials. Approximately 26% of our September 30, 2007 backlog produced no revenue during the three months ended December 31, 2007 compared to 4% of our September 30, 2006 backlog not producing revenue in the fourth quarter of 2006. Subsequent to December 31, 2007, one client with two of the nine delayed trials canceled both trials. As a result of these cancellations we reduced our backlog in early 2008 by approximately $900,000. We were required to refund approximately $220,000 of unearned initial payments in 2008 related to these cancellations.
     Direct costs of revenue, mainly personnel costs, were $4,583,000 and $5,222,000 during the years ended December 31, 2007 and 2006, respectively. The net decrease of $639,000, or 12%, was mainly a result of lower software license costs. DATATRAK’s gross margin decreased to 57% for the year ended December 31, 2007 compared to 71% for the year ended December 31, 2006 primarily as a result of the 40% decrease in revenue. The net decrease in direct costs was partially offset by the difference in exchange rates between the U.S. dollar and the euro. Had the exchange rates remained consistent year-over-year, direct costs would have been $101,000 lower.

Direct costs for our German subsidiary, primarily wages, were paid in euro and converted to U.S. dollars for consolidated financial reporting purposes using the average exchange rate for each period.
     Selling, general and administrative (“SG&A”) expenses decreased by $170,000, or 1.3%, to $13,097,000 from $13,267,000 for the years ended December 31, 2007 and 2006, respectively. Staff and other payroll costs increased $536,000. The net increase in personnel costs, which includes recruiting costs, was mainly a result of steps we took to enhance our sales and marketing organization. The increase in personnel costs also reflected the impact of the difference in exchange rates between the U.S. dollar and the euro. Wages for our German entity employees were paid in euro and converted to U.S. dollars for consolidated financial reporting purposes using the average exchange rate for the period. Our personnel costs would have been lower by approximately $138,000 in 2007 if the exchange rate was the same as it was in 2006. The discontinuation of outsourced research and development resulted in a cost savings of $546,000 for the year ended, December 31, 2007 compared to the same period of the prior year. Overall, other non-personnel SG&A expenses were $94,000 higher in 2007 as a result of the higher average exchange rate.
     During the year ended December 31, 2007, DATATRAK recorded a charge of $915,000 for severance benefits due to terminated employees as a result of the Company’s actions to reduce costs. A portion of our severance charge was for employees of our Germany entity. Because of the change in the average exchange rate between the U.S. dollar and euro in 2007 the $915,000 of severance benefits was $54,000 higher than it would have been using the 2006 average exchange rate. During the year ended December 31, 2006, DATATRAK recorded a charge of $295,000 for severance benefits due to terminated employees.
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
     During 2007 DATATRAK recorded an income tax benefit of $46,000. This net benefit amount was due to a $319,000 reduction in the Company’s deferred tax valuation allowance on its foreign net operating losses and was offset by $143,000 as a result of the use of foreign net operating losses to reduce foreign taxable income. In addition, the Company recorded a reserve of $130,000 for an uncertain tax position identified in the fourth quarter of 2007. During 2006, DATATRAK recorded income tax expense of $976,000 as a result of an increase in our deferred tax valuation allowance and foreign income tax expense of $126,000.

Liquidity and Capital Resources
     The Company’s principal sources of cash have been cash flow from operations and proceeds from the sale of equity securities. Contracts with our customers usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are received over the life of the contract. We record all amounts received as a liability (deferred revenue) until work has been completed and revenue is recognized. Cash receipts do not necessarily correspond to costs incurred or revenue recognized.
     We typically receive a low volume of large-dollar receipts and our accounts receivable will fluctuate due to the timing and size of cash receipts. Any increase in our “days sales outstanding” is an indicator that our cash flow from operations and our working capital has been negatively impacted. At December 31, 2008, our “days sales outstanding” was 39 days as compared with 51 days calculated at December 31, 2007. Trade accounts receivable (net of allowance for doubtful accounts) was $922,000 at December 31, 2008 and $1,018,000 at December 31, 2007.
     During the fourth quarter of 2008 our cash and investments balance decreased slightly, by approximately $60,000, from $2,432,000 at September 30, 2008, to $2,372,000 at December 31, 2008. The change in our cash and investments balance between December 31, 2008 and September 30, 2008 was impacted by various items including: (i) we received a previously anticipated tax refund of $390,000 from the German tax authorities related to a gross tax payment of $568,000 we disbursed in the third quarter of 2008; (ii) we transferred approximately $218,000 into our German bank account as an anticipated eventual settlement regarding certain leases we abandoned as part of our German office closure. Although the $218,000 appears on our December 31, 2008 consolidated balance sheets as “Restricted cash — current” we are treating it as having been already disbursed for this discussion on cash and investment balances because of certain restrictions. As of March 13, 2009, the entire $218,000 had been disbursed; (iii) we made severance payments totaling $106,000 during the quarter. As of December 31, 2008, we had remaining severance obligations of approximately $245,000 to be paid on or before November 30, 2009. In addition, on January 21, 2009, we announced the retirement of our Chief Executive Officer, Dr. Jeffrey A. Green. The Company will record a severance charge of approximately $463,000 in the first quarter of 2009 related to Dr. Green’s retirement. The $463,000 will be paid out evenly over a two-year period concluding in January 2011; and (iv) we paid $252,000 of legal fees during the quarter relating to the disputes with the ClickFind Note holders.
     Our cash and investments balance decreased by approximately $6.1 million this year, from $8,514,000 at December 31, 2007, to $2,372,000 at December 31, 2008. Our losses from ongoing operations are the primary reason for the decrease in cash and investments. The $6.1 million decrease includes the following significant items: (i) severance payments totaling $1,053,000; (ii) the $568,000 German tax payment netted by the $390,000 refund; (iii) in the first quarter we made the annual installment, including interest, on the ClickFind Notes of approximately $500,000; (iv) in the third quarter we refunded a $220,000 unearned initial payment to one client; (v) we paid $666,000 of legal fees relating to the disputes with the ClickFind Note holders; and (vi) we made lease payments of $270,000 on previously financed property and equipment.
     Our audited financial statements for the fiscal year ended December 31, 2008, were prepared under the assumption that we will continue our operations as a going concern. We have a history of losses and negative cash flows from operations over the past three years. As a result, our independent registered accounting firm has issued an unqualified opinion, for the year ended December 31, 2008, which includes a paragraph stating that there is substantial doubt about our ability to continue as a going concern. Continued operations are dependent primarily on three key factors: (i) our ability to maintain our current business already under contract and reflected in our backlog amount; (ii) our ability to market and sell new business currently not reflected in our backlog amount; and (iii) our ability to raise additional capital or complete one of the strategic alternatives identified earlier in this section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
     Without additional funding, our ability to meet short-term working capital requirements during the current fiscal year, and our ability to meet longer-term working capital requirements, will depend entirely on the cash generation of existing trials currently in backlog and our ability to sell and contract for new trials. Our existing trials are subject to delay or cancellation at any time. Because of the exposure to unforeseen delays or cancellations our ability to accurately forecast future cash receipts from existing trials is limited. We believe our ability to sell and contract for new trials with longer term durations is influenced to some degree by our current financial uncertainty. We previously believed that the uncertainty surrounding the resolution of the ClickFind litigation also impacted our ability to sell and contract for new trials. We further believe that sufficient time has not lapsed since the date of the litigation settlement and the date of this report to ultimately understand the impact of the settlement on our ability to sell and contract for new trials. Because of the uncertainty of our longer term financial stability, and not knowing how the current economy will impact our clients, our ability to accurately forecast future cash receipts from new trials is limited. Because of the uncertainty that exists surrounding our ability to forecast cash generation from our operations, and the uncertainty of being able to raise additional funding or complete a strategic alternative, we cannot provide assurances that we will have sufficient funds to meet our working capital requirements for the next 12 months or beyond.
     We are uncertain as of the date of this report as to our ability to raise additional capital or complete any strategic alternative previously discussed. On July 21, 2008, we announced we had retained Healthcare Growth Partners, LLC as a strategic and financial advisor to assist the Board of Directors in evaluating a variety of potential opportunities directed at maximizing shareholder value. These potential opportunities may include, but are not limited to, a sale, merger or other business combination of the Company; strategic partnerships or alliances; or raising of additional capital. This review process is ongoing and we undertake no obligation to make any further announcement regarding the exploration of strategic alternatives unless and until the Board of Directors has approved a specific course of action. There can be no assurance that this process will result in any specific transaction or in any changes to the Company’s current direction. In mid-September 2008 the ongoing subprime mortgage crisis in the United States accelerated into a global financial crisis causing turmoil in the United States and world financial markets. Current financial market conditions may have an adverse impact on the Company’s ability to achieve any strategic alternatives including the raising of additional funding. We believe the December 18, 2008, settlement of the ClickFind litigation and forgiveness of the $3,000,000 balloon payment, originally due February 1, 2009, will have a positive impact on our strategic alternative and/or fund raising efforts. We further believe that sufficient time has not lapsed since the date of the litigation settlement and the date of this report to ultimately understand the impact of the settlement on our strategic alternative and fund raising efforts.
     We have established a line of credit with a bank. This line only allows us to borrow up to a certain percentage of our investments, as determined by the type of investment, held at the bank. As of December 31, 2008, approximately $468,000 was available to be borrowed. The line of credit bears interest at rates based on the prime rate, and is payable on demand. We had no amounts outstanding against the line of credit at December 31, 2008.
     We intend to continue to support the DATATRAK EDC® software, as well as invest in the development, enhancement and testing of our DATATRAK eClinical ™ software. Until our financial resources are more stable, future enhancements will be focused upon those advancements that are associated with a sound business case demanded by our clients. For fiscal 2008 we expensed approximately $1,428,000 for research and development compared to $2,405,000 for fiscal 2007.
     We anticipate expenditures for property and equipment of approximately $250,000 for 2009, for the continued commercialization, enhancement and maintenance of our eClinical product suite as well as improvements to our internal operating system. We are uncertain about how much of the estimated $250,000 may be financed given the limited availability in the credit markets today.
     The Company’s financial assets primarily consist of money market funds and highest grade commercial paper securities totaling $1,719,000 at December 31, 2008. In spite of the recent credit crisis and disruptions in the financial markets, the Company’s investment portfolio was not impaired. The underlying securities of the Company’s money market investments included various U.S. government and treasury securities and other sound securities that held their trading value at $1/share.
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

Contractual Obligations
     The table below shows our contractual cash obligations, expressed in thousands, at December 31, 2008.

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Operating lease obligations	$1,272	$412	$860	$—	$—
Debt and capital lease obligations	237	196	41	—	—

Total contractual cash obligations	$1,509	$608	$901	$—	$—

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
(Remainder Of This Page Intentionally Left Blank)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk from changes in interest rates and foreign currency exchange rates since we fund our operations through short-term investments and have had business transactions in Euros. A summary of our primary market risk exposures is presented below.
Interest Rate Risk
     DATATRAK has fixed income investments consisting of cash equivalents and short-term investments, and short and long-term notes payable which may be affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents and short-term investments with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Investments are reported at amortized cost, which approximates fair value. A 1.0 percentage point change in interest rates during the year ended December 31, 2008 would have resulted in a $54,000 change in DATATRAK’s interest income during the year.
     In December 2008, the Company entered into a settlement agreement with certain former ClickFind shareholders whereby the Company’s remaining $3 million note payable and accrued interest obligation on the note was forgiven and the related interest expense for 2008 was reversed. Thus, there is no interest rate risk associated with the ClickFind notes or any of the Company’s other debt holdings as of December 31, 2008.
Foreign Currency Risk
     DATATRAK’s foreign results of operations have been subject to the impact of foreign currency fluctuations through both foreign currency transaction and foreign currency translation adjustments. The Company managed its risk to foreign currency transaction adjustments by maintaining foreign currency bank accounts in currencies in which we regularly transacted business. Effective January 31, 2009, DATATRAK Inc., a wholly owned subsidiary of the Company, terminated its Marketing Services Agreement (“Agreement”) with DATATRAK Deutschland GmbH (“Deutschland GmbH) and DATATRAK Inc. In early January 2009, following the termination of the Agreement, Deutschland GmbH was required under applicable German law to file a petition for voluntary bankruptcy in the German courts. The Company has liquidated Deutschland GmbH as of December 31, 2008 and will no longer be subject to foreign currency risk related to this entity.
     DATATRAK’s results of operations have been impacted by translation adjustments caused by the conversion of foreign currency accounts and operating results into U.S. dollars for financial reporting purposes. A 1.0% fluctuation in the average exchange rate between the U.S. dollar and the Euro for the year ended December 31, 2008 would have resulted in a $20,000 change in the Company’s net loss for the year ended December 31, 2008 due to foreign currency transactions. During 2008 the average exchange rate between the Euro and the U.S. dollar was 1.471 compared to 1.371 for the year ended December 31, 2007. The conversion of the Company’s 2008 foreign operations into U.S. dollars upon consolidation resulted in a net loss that was approximately $137,000 more than would have been recorded had the exchange rate between the Euro and the U.S. dollar remained consistent with 2007 rates.
(Remainder Of This Page Intentionally Left Blank)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Quarterly results of operations for the years ended December 31, 2008 and 2007, are included in Note 19 of the Consolidated Financial Statements.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s management, including the chief executive officer and chief financial officer, have concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
     All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. DATATRAK’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective, at the reasonable assurance level, based on the COSO criteria.

     This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
     Changes in Internal Control
     There were no changes in the Company’s internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.
(Remainder Of This Page Intentionally Left Blank)

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information appearing under the captions “Election of Directors,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be used in connection with our Annual Meeting of Shareholders to be held in June 2009 (the “2009 Proxy Statement”) is incorporated herein by reference. Information regarding our executive officers is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
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
ITEM 11. EXECUTIVE COMPENSATION
     The information appearing under the captions “Compensation of Directors,” “Executive Officer Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2009 Proxy Statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information appearing under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Holders and Management” in the 2009 Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     To the extent applicable, the information appearing under the caption “Certain Related Party Transactions” and “Director Independence” in the 2009 Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information appearing under the caption “Independent Registered Public Accounting Firm” in the 2009 Proxy Statement is incorporated herein by reference.
(Remainder Of This Page Intentionally Left Blank)

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

DATATRAK INTERNATIONAL, INC.
/s/ Laurence P. Birch
Laurence P. Birch
Interim Chief Executive Officer and Chairman of the Board

Date: March 16, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Laurence P. Birch	Interim Chief Executive Officer and Chairman of the Board (Principal

Laurence P. Birch	Executive Officer)

/s/ Raymond J. Merk	Vice President of Finance, Chief Financial Officer, Chief

Raymond J. Merk	Operating Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Timothy G. Biro	Director

Timothy G. Biro

/s/ Seth B. Harris	Director

Seth B. Harris

/s/ Robert M. Stote	Director

Robert M. Stote

/s/ Jerome H. Kaiser	Director

Jerome H. Kaiser
Date: March 16, 2009

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
DATATRAK International, Inc
We have audited the accompanying consolidated balance sheets of DATATRAK International, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DATATRAK International, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
Cleveland, Ohio
March 13, 2009

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$1,872,358	$1,919,316
Restricted cash — current	218,276	—
Short-term investments	499,936	6,595,045
Accounts receivable, net	927,490	1,070,688
Deferred tax asset — current	61,700	71,200
Prepaid expenses and other current assets	158,582	451,222

Total current assets	3,738,342	10,107,471
Property and equipment
Equipment	2,120,621	2,663,021
Software, net of impairment	4,588,781	6,325,496
Leasehold improvements	660,321	696,571

	7,369,723	9,685,088
Less accumulated depreciation	6,584,174	6,150,289

Property and equipment, net	785,549	3,534,799
Other assets
Restricted cash — non current	—	87,021
Deferred tax asset	83,700	1,327,800
Deposit	39,549	39,549
Other intangible assets, net of accumulated amortization	—	520,458
Goodwill	—	10,856,113

Total other assets	123,249	12,830,941

Total assets	$4,647,140	$26,473,211

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$525,293	$415,415
Notes payable	195,858	246,627
Current portion of long-term debt	—	425,304
Accrued expenses	1,104,584	1,607,261
Deferred revenue	1,053,096	1,277,276

Total current liabilities	2,878,831	3,971,883
Long-term liabilities
Long-term debt	41,523	3,252,962
Deferred revenue — long-term	1,260,000	1,680,000
Deferred tax liability	145,400	999,000
Shareholders’ equity
Serial Preferred Shares, without par value; authorized 1,000,000 shares; none issued	—	—
Common shares, without par value, authorized 25,000,000; issued 17,051,901 shares as of December 31, 2008 and 17,016,901 shares as of December 31, 2007; outstanding 13,751,901 shares as of December 31, 2008 and 13,716,901 shares as of December 31, 2007	79,940,507	79,618,366
Treasury shares, 3,300,000 shares at cost	(20,188,308)	(20,188,308)
Common share warrants	1,134,993	1,191,284
Accumulated deficit	(60,565,806)	(43,769,201)
Foreign currency translation	—	(282,775)

Total shareholders’ equity	321,386	16,569,366

Total liabilities and shareholders’ equity	$4,647,140	$26,473,211

See accompanying notes.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2008	2007	2006
Revenue	$8,826,060	$10,561,868	$17,690,336
Direct costs	2,832,971	4,582,829	5,221,665

Gross profit	5,993,089	5,979,039	12,468,671
Selling, general and administrative expenses	10,178,631	13,096,953	13,266,618
Severance expense	775,361	915,117	294,974
Depreciation and amortization	1,343,298	2,721,966	2,306,382
Liquidation of foreign subsidiary	380,798	—	—
Impairment loss	12,787,834	213,209	—

Loss from operations	(19,472,833)	(10,968,206)	(3,399,303)
Other income (expense):
Interest income	115,967	440,158	237,763
Interest expense	(34,044)	(369,755)	(352,870)
Other	(20,695)	(1,700)	—
Settlement of ClickFind lawsuit	3,000,000	—	—

Loss before income taxes	(16,411,605)	(10,899,503)	(3,514,410)
Income tax expense (benefit)	385,000	(46,000)	976,000

Net loss	$(16,796,605)	$(10,853,503)	$(4,490,410)

Net loss per share:
Basic:
Net loss per share	$(1.23)	$(0.82)	$(0.40)

Weighted-average shares outstanding	13,681,901	13,197,706	11,273,382

Diluted:
Net loss per share	$(1.23)	$(0.82)	$(0.40)

Weighted-average shares outstanding	13,681,901	13,197,706	11,273,382

See accompanying notes.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares		Treasury Shares		Common Share Warrants
								Foreign
	Number	Stated	Number		Number		Accumulated	Currency
	of Shares	Amount	of Shares	Cost	of Shares	Cost	Deficit	Translation	Total
Balance at January 1, 2006	10,313,161	$61,810,321	3,300,000	$(20,188,308)	160,337	$711,872	$(28,425,289)	$(211,608)	$13,696,988
Acquisition of business	1,026,522	7,863,158							7,863,158
Exercise of common share options	173,064	472,637							472,637
Exercise of common share warrants	3,258	22,122			(3,258)	(11,696)			10,426
Stock-based compensation	46,468	573,835							573,835
Comprehensive income:
Foreign currency translation								(62,640)	(62,640))
Net income							(4,490,410)		(4,490,410)
Comprehensive income									(4,553,050)

Balance at December 31, 2006	11,562,473	70,742,073	3,300,000	(20,188,308)	157,079	700,176	(32,915,699)	(274,248)	18,063,994
Private placement of common shares	1,986,322	7,512,920			327,743	1,134,931			8,647,851
Exercise of common share options	99,783	266,596							266,596
Expiration of common share warrants		643,823			(141,399)	(643,823)
Stock-based compensation	68,323	452,954							452,954
Comprehensive loss:
Foreign currency translation								(8,527)	(8,527)
Net loss							(10,853,502)		(10,853,502)

Comprehensive loss									(10,862,029)

Balance at December 31, 2007	13,716,901	79,618,366	3,300,000	(20,188,308)	343,423	1,191,284	(43,769,201)	(282,775)	16,569,366

Expiration of common share warrants		56,291			(15,680)	(56,291)
Stock-based compensation	35,000	265,850							265,850
Comprehensive loss:
Foreign currency translation								(98,023)	(98,023)
Liquidation of foreign subsidiary								380,798	380,798
Net loss							(16,796,605)		(16,796,605)

Balance at December 31, 2008	13,751,901	$79,940,507	3,300,000	$(20,188,308)	327,743	$1,134,993	$(60,565,806)	$—	$321,386

See accompanying notes.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008	2007	2006
Operating Activities
Net loss	$(16,796,605)	$(10,853,503)	$(4,490,410)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,343,298	2,721,966	2,306,382
Impairment loss	12,787,834	213,209	—
Settlement of ClickFind lawsuit	(3,000,000)	—	—
Liquidation of foreign subsidiary	380,798	—	—
Accretion of discount on investments	(57,754)	(319,922)	(107,718)
Stock-based compensation	265,851	452,954	573,835
Other	16,332	1,700	4,521
Changes in operating assets and liabilities:
Accounts receivable	143,145	1,160,372	773,766
Prepaid expenses and other current assets	222,861	42,603	502,638
Deferred taxes, net	400,000	(176,000)	976,000
Accounts payable and accrued expenses	(382,927)	11,280	364,139
Deferred revenue	(644,180)	1,969,101	(241,636)

Net cash (used in) provided by operating activities	(5,321,347)	(4,776,240)	661,517
Investing Activities
Acquisition of business, less cash acquired	—	—	(4,668,925)
Decrease in restricted cash	86,927	—	—
Purchases of property and equipment	(26,561)	(94,198)	(502,748)
Maturities of short-term investments	38,607,121	42,250,000	9,836,194
Purchases of short-term investments	(32,454,258)	(46,774,001)	(6,516,837)

Net cash provided (used in) investing activities	6,213,229	(4,618,199)	(1,852,316)
Financing Activities
Payments of long-term debt and notes payable	(836,055)	(871,635)	(335,758)
Gross excess tax benefits from share-based payment awards	—	(7,162)	8,000
Proceeds from issuance of common shares	—	8,647,852	—
Proceeds from exercise of stock options and warrants	—	273,760	475,063

Net cash (used in) provided by financing activities	(836,055)	8,042,815	147,305
Effect of exchange rate changes on cash	(102,785)	(785)	(92,212)

Decrease in cash and cash equivalents	(46,958)	(1,352,409)	(1,135,706)
Cash and cash equivalents at beginning of year	1,919,316	3,271,725	4,407,431

Cash and cash equivalents at end of year	$1,872,358	$1,919,316	$3,271,725

Cash paid during the year for interest	$107,440	$391,215	$258,654

See accompanying notes.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006
1. Description of Business and Going Concern
Description of Business
     DATATRAK International, Inc. (“DATATRAK” or the “Company”) is a technology and services company focused on global eClinical solutions, which assist companies in the clinical pharmaceutical, biotechnology, contract research organization (“CRO”) and medical device research industries in accelerating the completion of clinical trials. The Company’s two wholly-owned subsidiaries, DATATRAK, Inc. and CF Merger Sub, Inc. (“Merger Sub”), are inactive holding companies with no employees that do not provide any services to the Company or its customers.
Going Concern
     The financial statements for the year ended December 31, 2008, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has experienced losses from operations in each of the last three fiscal years totaling approximately $34 million that raises substantial doubt about DATATRAK’s ability to continue as a going concern. The auditors report issued for the year ended December 31, 2008, states that there is substantial doubt about the Company’s ability to continue as a going concern. DATATRAK is considering various initiatives to continue as a going concern and to ensure the Company’s future success. Future initiatives may include further restructuring and cost control, additional financing oportunities or strategic transactions or allianes.
     DATATRAK’s continued operations are dependent primarily on three key factors: (i) its ability to maintain current business already under contract and reflected in its backlog amount; (ii) its ability to market and sell new business currently not reflected in the backlog amount; and (iii) its ability to raise additional capital or complete a strategic alternative.
     On July 21, 2008, the Company announced it had retained Healthcare Growth Partners, LLC as a strategic and financial advisor to assist the Board of Directors in evaluating a variety of potential opportunities directed at maximizing shareholder value. The potential opportunities may include, but are not limited to, a sale, merger or other business combination of the Company; strategic partnerships or alliances; or raising of additional capital.
     On February 13, 2006, in accordance with the provisions of a merger agreement between DATATRAK International, Inc. and ClickFind (the “Merger Agreement”), the Company acquired all of the outstanding stock of ClickFind. A portion of the purchase price consisted of $4,000,000 in notes payable (the “ClickFind Notes”), $3,000,000 of which would have been due and payable on February 1, 2009.
     The Company and certain former shareholders of ClickFind (the “Defendants”) were involved in a dispute relating to certain representations and warranties in the Merger Agreement (United States District Court for the Northern District of Ohio, Eastern Division, Case No. 1:08CV02182) (the “Lawsuit”). On December 18, 2008, DATATRAK announced the dispute had been resolved and that an agreement to settle all claims with the Defendants in the case had been reached. In connection with such resolution the $3,000,000 balloon payment due on February 1, 2009 and $180,000 in accrued interest due the Defendants was forgiven.
      Effective January 31, 2009, DATATRAK, Inc., a wholly owned subsidiary of the Company, terminated its non-exclusive Marketing Services Agreement (“Agreement”) with DATATRAK Deutschland GmbH (“Deutschland GmbH”) and DATATRAK Inc. As of December 31, 2008, Deutschland GmbH recorded accrued expenses for lease and other obligations incurred through January 31, 2009 totaling $218,000. As a result of the termination of the Agreement, Deutschland GmbH was required under applicable German law to file a petition for voluntary bankruptcy in the German courts and has on hand $218,000, designated as restricted cash, to fund these liabilities as of December 31, 2008. Also as part of this liquidation of the Company’s foreign investment in Deutschland GmbH, the Company reversed its cumulative currency translation adjustment and recorded additional operating expense of $381,000 as of December 31, 2008.

2. Accounting Policies
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Revenue Recognition and Deferred Revenue
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
     Services provided by DATATRAK that are in addition to those provided for in its contracts are billed on a fee for service basis as services are completed. Costs associated with contract revenue are recognized as incurred. Costs that are paid directly by the Company’s clients, and for which the Company does not bear the risk of economic loss, are excluded from revenue. The termination of a standard contract will not result in a material adjustment to the revenue or costs previously recognized. The Company provides a nominal reserve against revenue for potential pricing adjustments.
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

Cash Equivalents and Short-term Investments
     The Company’s investments or financial assets include both cash equivalents in the form of highly liquid money market funds with maturities of three months or less and other short-term investments including corporate obligations in the form of commercial paper of the highest grades with maturities of one year or less. On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. The investments are recorded at fair-value and are classified under a three level hierarchy based upon inputs market participants would use when pricing a financial asset in accordance with SFAS No. 157. All the Company’s investments and cash equivalents totaling $1,719,000 at December 31, 2008 had quoted market prices which are the highest priority (e.g. Level I) investment input. The Company has the positive intent and ability to hold the investments to maturity.
Accounts Receivable
     The Company generally invoices its customers on a monthly basis with payment terms of net 30 days from invoice date. The accounts receivable amount is recorded net of an estimated reserve for doubtful accounts. The Company has a history of favorable collections and had a nominal reserve for uncollectible accounts of approximately $14,000 at December 31, 2008. The Company’s average collection period was 39 days as of December 31, 2008. The net accounts receivable balance was $927,000 and $1,071,000 at December 31, 2008 and 2007, respectively.
Property and Equipment
     Property and equipment are stated at cost. Depreciable assets consist of office and computer equipment, software and software development costs, and leasehold improvements. Depreciation and amortization on office and computer equipment and software, and software development costs is computed using the straight-line method over estimated useful lives of 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the lesser of the assets’ estimated useful life or the lease term. Depreciation and amortization expense related to depreciable assets, including assets recorded under capital leases, was $967,000, $1,541,000 and $1,510,000 for 2008, 2007 and 2006, respectively.
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
     Based on the common share valuation of $7.66 per share, the total recorded acquisition cost, including acquisition related expenses of $796,000, was $16,619,000. The cash portion of the purchase price, less cash acquired of $87,000, was approximately $4,669,000. The remainder of the purchase price consisted of $4,000,000 in notes payable and the issuance of approximately $7,863,000 in common shares (1,026,522 common shares), both of which are excluded from the Company’s 2006 consolidated statement of cash flows. The notes payable bore interest at prime plus 1%, and principal payments were due in installments of $425,000 and $3,000,000 on February 1, 2008 and 2009, respectively. In February 2008, the Company made a $425,000 installment that was due on February 1, 2008. On December 18, 2008, the Company issued a press release announcing that it and the Defendants had agreed to settle all claims against each other relating to the Lawsuit. The Company and the Defendants have entered into a settlement agreement (the “Settlement Agreement”) whereby the parties provided each other with mutual releases, agreed to file a stipulated dismissal of the Lawsuit with prejudice and made certain other agreements. In connection with the Settlement Agreement, the $3 million balloon payment due on February 1, 2009 and $180,000 in accrued interest due the Defendants was forgiven.
     The acquisition was accounted for as a purchase, and accordingly, fair value adjustments to the assets acquired and liabilities assumed were recorded as of the date of acquisition.
     DATATRAK’s acquisition resulted in deferred tax liabilities of $2,054,000 and $145,000 related to the DATATRAK eClinical software remains outstanding at December 31, 2008. The Company utilized its gross deferred tax assets to offset this remaining acquisition related deferred tax liability.
     The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of the acquisition.

Cash, accounts receivable and other current assets	$261,000
Amortizable intangible assets	6,040,000
Goodwill	10,856,000
Accounts payable and other current liabilities	(421,000)
Long-term debt	(117,000)

Total acquisition cost	$16,619,000

     The $6,040,000 of acquired amortizable intangible assets were assigned as follows: (i) $3,330,000 to the software now known as DATATRAK eClinical; (ii) $1,160,000 to employee non-compete agreements; and (iii) $1,550,000 to contracts and customer relationships. The software is being amortized over seven years and has a remaining balance of $428,000 at December 31, 2008 . The employee non-compete and contracts and customer relationship intangible assets, which were previously amortized over three years, are fully amortized as of December 31, 2008. These assets are subject to impairment testing when impairment indicators arise as more fully detailed in Note 6 below.
     The following table summarizes the activity of the Company’s acquired infinite and finite-lived intangible assets since the acquisition date of February 13, 2006:

	DATATRAK		Contract and
	eClinical	Employee	customer		Total acquired
	Software	non-compete	relationship	Goodwill	intangible assets

Acquired Balance @ 2/13/06	$3,330,000	$1,160,000	$1,550,000	$10,856,000	$16,896,000
2006 Amortization	(436,000)	(341,000)	(455,000)	N/A	(1,232,000)
Balance @12/31/06	2,894,000	819,000	1,095,000	$10,856,000	15,664,000
2007 Amortization	(476,000)	(347,000)	(833,000)	N/A	(1,656,000)
Impairment	—	(213,000)	—	—	(213,000)

Balance @ 12/31/07	2,418,000	259,000	262,000	$10,856,000	13,795,000
2008 Amortization	(290,000)	(115,000)	(262,000)	N/A	(667,000)
Impairment	(1,700,000)	(144,000)	—	($10,856,000)	(12,700,000)
Balance @12/31/08	$428,000	$—	$—	$—	$428,000

     The operating results of ClickFind have been included in the Company’s consolidated results of operations for all periods subsequent to February 13, 2006. Unaudited pro forma operating results for the year ended December 31, 2006 as though the Company had acquired ClickFind at the beginning of 2006, are set forth below. The unaudited pro forma operating results are not necessarily indicative of what would have occurred had the transaction taken place on January 1, 2006.

Year Ended
December 31,
2006
Pro forma revenue	$17,899,000
Pro forma net loss	$(4,774,000)
Pro forma basic loss per share	$(0.42)
Pro forma diluted loss per share	$(0.42)
Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“FAS 123(R)”) using the “modified prospective” method. The 2005 Omnibus Equity Plan (the “Omnibus Plan”) is the Company’s primary share-based award program for covered employees and directors. Restricted common stock, common share options and common shares have been awarded under the Omnibus Plan share-based award program exclusively since 2005. The Company used the Black-Scholes option valuation model to calculate the fair value of stock options granted.
     Common shares and common share options awarded to non-employee directors are fully vested and compensation costs are completely expensed on the grant date. Compensation expense for share-based awards granted to employees vest over the assigned vesting period and related compensation costs are amortized ratably over the vesting period. The Company’s unamortized compensation cost, related to non-vested stock options and restricted common shares, at December 31, 2008, 2007 and 2006 was $107,000, $263,000 and $676,000, respectively. The unamortized cost of $107,000 at December 31, 2008 is expected to be amortized in the amounts of $65,000, $26,000 and $16,000 in 2009, 2010 and 2011, respectively.
Income Taxes
     The Company follows SFAS No. 109, “Accounting for Income Taxes.” This accounting standard requires that the liability method be used in accounting for income taxes. Under this accounting method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that apply in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided for deferred tax assets for which realization currently is not certain. Quarterly income taxes are recorded at the effective rate, based on annual forecasted income. The Company currently is in a three-year cumulative loss position totaling approximately $34 million. As a result, the Company recorded a full valuation reserve against its net deferred tax assets at December 31, 2008.
     In accordance with Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes", the Company recorded an unrecognized tax benefit of $130,000 at December 31, 2007 related to DATATRAK Deutschland GmbH’s disallowed losses and treatment of such as a constructive dividend to the U.S. parent company, DATATRAK International, Inc. This liability was adjusted to $115,000 and paid in full in 2008. The Company has no unrecognized tax benefit at December 31, 2008.
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
Advertising Costs

     Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $230,000, $391,000 and $336,000 for 2008, 2007 and 2006, respectively.
Software Development Costs
     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Such costs are amortized over the lesser of three years or the economic life of the related product. The Company performs an annual review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are expensed. No software development costs were capitalized in 2008 or 2007.
     Research and development expenses included in selling, general and administrative expenses were $1,428,000, $2,405,000 and $2,310,000 in 2008, 2007 and 2006, respectively.
Foreign Currency Translation
     The assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars at current exchange rates. Revenue and expense accounts of these operations are translated at average rates prevailing during the period. These translation adjustments are accumulated in a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in determining net (loss) income when realized. In December 2008, the Company liquidated its foreign subsidiary, DATATRAK Deutschland GmbH. As a result, the Company eliminated its currency translation adjustment and recorded an operating loss from the liquidation of its foreign subsidiary in the amount of $381,000 as of December 31, 2008.
Recently Issued Accounting Standards
     In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157, “Effective Date of FASB Statement No. 157.” FSP No. 157 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company’s significant nonfinancial assets and liabilities that could be impacted by this deferral include assets and liabilities initially measured at fair value in a business combination. The adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities is not expected to have a material impact on the Company’s results of operations and financial condition.
Reclassification
     Certain prior year amounts have been reclassified to conform to the current year presentation.
3. Short-term Investments
     The following is a summary of held-to-maturity securities:

	December 31, 2008		December 31, 2007
		Amortized		Amortized
	Cost	Cost	Cost	Cost
Obligations of U.S. government — sponsored enterprises	$—	$—	$1,996,003	$1,998,140
Corporate obligations	499,457	499,936	4,590,750	4,596,905

	$499,457	$499,936	$6,586,753	$6,595,045

4. Fair Value Measurements
     On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” as required for financial assets and liabilities. The adoption of SFAS No. 157 had no material impact on the Company’s financial position, results of operations or cash flows during the year ended December 31, 2008. SFAS No. 157 was effective January 1, 2008 for financial assets and liabilities and will be effective January 1, 2009 for non-financial assets and liabilities. The standard provides guidance for establishing a frame work for measuring fair values of assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The standard clarifies the principle that fair value should be based on the assumptions or inputs market participants would use when pricing the asset or liability.

In support of this principle, SFAS No. 157 establishes a three level hierarchy for fair value measurements based on the quality or transparency of inputs used to measure the fair value of an asset or liability at the measurement date.
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
     The Company’s only financial assets or liabilities subject to SFAS No. 157 are its investments in cash equivalents and short-term investment instruments consisting primarily of corporate obligations in the form of commercial paper, grade A1 or better. Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.
     Cash equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents consist of various money market funds. The money market funds are recorded based on quoted market prices in active markets multiplied by the number of shares owned. The money market funds are classified in Level 1 of the valuation hierarchy.
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
     The following table presents the financial instruments carried at fair value as of December 31, 2008 by caption on the consolidated balance sheet and by SFAS No. 157 valuation hierarchy as described above.
Fair Value Measurements at Reporting Date Using

		Quoted Prices in
		Active Markets for	Significant Other	Significant
Description	December 31, 2008	Identical Assets	Observable Inputs	Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Cash Equivalents — Money Market Funds	$1,218,647	$1,218,647	$—	$—
Short-term Investments — Corporate Obligations (i.e.Commercial Paper)	499,936	499,936	—	—

Total	$1,718,583	$1,718,583	$—	$—

5. Accounts Receivable
     Accounts receivable consist of the following:

	December 31,
	2008	2007
Trade accounts receivable	$935,697	$1,023,526
Other	5,318	52,162

	December 31,
	2008	2007
Allowance for doubtful accounts	(13,525)	(5,000)

	$927,490	$1,070,688

     Included in trade accounts receivable at December 31, 2008 and 2007 is $168,000 and $232,000, respectively, from a primary customer. This amount represents the loss the Company would incur in the event that all trade receivables from this customer were deemed uncollectible.
6. Goodwill and Finite-Lived Tangible and Intangible Assets
     As a result of consecutive quarterly operating losses since the first quarter of 2006 and continued decline in market capitalization during 2008, the Company determined that impairment indicators existed as of each quarter-end in 2008. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company conducted a two-step impairment test to assess the carrying value of its goodwill. The results of the test and other qualitative factors negatively impacting the Company’s expected future performance resulted in a full impairment loss of its goodwill in the amount of $10,856,000 as of December 31, 2008.
     In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” the carrying values of long-lived assets are evaluated if circumstances indicate a possible impairment in value. As a result of consecutive quarterly operating losses since the first quarter of 2006 and forecasted continuing operating losses based on current sales trends, the Company determined that impairment indicators for its finite-lived tangible and intangible assets, including its eClinical software, existed as of each quarter-end beginning with June 30, 2007 and continuing though December 31, 2008. The Company conducted impairment testing of its finite-lived tangible and intangible assets as of all these dates. As a result of its testing, the Company recorded an impairment losses of $144,000 on its ClickFind non-compete intangible asset, $63,000 for certain German fixed assets, $25,000 related to our U.S. corporate office space reduction and $1,700,000 on its DATATRAK eClinical software as of December 31, 2008. Similarly, the Company recorded an impairment charge of $213,000 against non-compete intangible asset as of December 31, 2007.
7. Accrued Expenses
     Accrued expenses consist of the following:

	December 31,
	2008	2007
Office rent and utilities	$58,278	$30,947
Payroll and other employee costs	709,956	1,076,438
Professional fees	255,268	226,784
FIN No. 48 tax liability	—	130,000
Interest	—	73,558
Other	81,082	69,534

	$1,104,584	$1,607,261

8. Income Taxes
     Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2008	2007	2006
Current — United States and foreign	$(15,000)	$130,000	$—
Deferred — United States and foreign	400,000	(176,000)	976,000

	$385,000	$(46,000)	$976,000

     Due to its net operating loss carryforwards, the Company had no state or local income tax expense in 2008, 2007 and 2006.
     A reconciliation of income tax expense (benefit) at the U.S. federal statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2008	2007	2006
Income tax benefit at the United States statutory rate	$(5,580,000)	$(3,706,000)	$(1,195,000)
Change in valuation allowance	2,289,000	2,073,000	2,025,000
FIN No. 48 liability	(130,000)	130,000	—
Foreign tax rate change	—	839,000	—
Foreign net operating loss adjustment	—	485,000	—
Foreign taxes (benefit)	(35,000)	13,000	12,000
Goodwill impairment	3,691,000	—	—
Non-deductible permanent differences	150,000	120,000	162,000
Other	—	—	(28,000)

	$385,000	$(46,000)	$976,000

     Due to uncertainty regarding the realization of the deferred tax asset resulting from its cumulative operating losses through 2008, as well as the closing of its German office in 2008, the Company provided for a full valuation allowance against all its net deferred tax assets at December 31, 2008. The deferred foreign tax provision of $400,000 in 2008 was the result of additional valuation reserve provided against German deferred tax assets.
     At December 31, 2008 the Company had a net operating loss carryforward of approximately $33,003,000 for United States income tax purposes. An equity transaction completed on January 7, 2002 has limited the Company’s net operating loss carryforwards, incurred prior to that date, to a maximum amount of approximately $1,000,000 per year, under Section 382 of the Internal Revenue Code. All of the Company’s United States net operating loss carryforwards will begin expiring in the year 2018 and will be fully expired in the year 2028. The Company also has a net operating loss carryforward of approximately $5,155,000 euro for German income tax purposes with no expiration date pending the outcome of the liquidation proceedings of Deutschland GmbH.
     Due to uncertainty regarding the realization of the deferred tax asset resulting from its cumulative operating losses through 2007, the Company provided a full valuation allowance against its net U.S. deferred tax assets at December 31, 2007. During 2007, the Company reevaluated its valuation allowance and reduced its German valuation allowance by $319,000 which resulted in an income tax benefit and increased the overall unreserved German deferred tax assets to $400,000 at December 31, 2007. The $319,000 benefit was partially offset by a $130,000 FIN No. 48 liability recorded in the fourth quarter of 2007, a $22,000 reduction of the net German deferred tax assets due to a decrease in the future German income tax rate and the use of $121,000 of foreign net operating losses to reduce foreign taxable income.
     In August 2007, Germany passed a tax reform bill that lowered the Company’s foreign corporate tax rate from 38% to 30%. As a result of this tax rate change, the Company recorded a $22,000 reduction in its foreign net deferred tax asset. In addition, the Company reduced its foreign deferred tax asset and corresponding valuation reserve by $817,000.
     During 2007 the German tax authority began an audit of the Company’s German subsidiary, DATATRAK Deutschland GmbH. In the fourth quarter of 2007 the German tax authority established a position to disallow losses recognized in 2002 and 2003 and to classify such treatment as a constructive dividend to the U.S. parent company. In accordance with FIN No. 48 guidelines, the Company recorded an unrecognized tax benefit in the amount of $130,000 in association with this examination. This expense along with the associated reduction of the fully reserved deferred tax assets associated with the net operating losses for 2002 and 2003 was recorded in the fourth quarter of 2007.
     During the first quarter of 2008, the Company received the German tax audit report associated with the German tax audit of DATATRAK Deutschland GmbH (“Deutschland GmbH”) for the years 2003 through 2005. The report concluded that only the 2003 loss was disallowed and should be classified as a constructive dividend. As a result, the estimated tax assessment due to the German tax authority was $115,000 and the corresponding FIN No. 48 liability of $130,000 recorded at December 31, 2007 was adjusted to $115,000 which was paid in September 2008.
     In 2006, DATATRAK reported a net operating loss which placed the Company in a three year cumulative loss position. This cumulative loss resulted in sufficient negative evidence to require a full valuation allowance against the Company’s net U.S. deferred tax assets. The tax provision in 2006 primarily resulted from the reinstatement of the Company’s U.S. and German valuation allowances.

     As part of the ClickFind acquisition in 2006, DATATRAK acquired $6,040,000 of amortizable intangible assets. The only remaining intangible asset is the Company’s DATATRAK eClinical software in the amount of $428,000 as of December 31, 2008. The amortization expense related to these intangible assets is not deductible for income tax purposes. The Company will use its net operating loss carryforwards to offset the remaining deferred tax liability of $145,000 related to the DATATRAK eClinical software which the Company expects to realize fully by 2013.
     The significant components of the Company’s deferred tax assets, stated in U.S. dollars, are as follows:

	December 31,
	2008	2007
Deferred tax assets:
U.S. net operating loss carryforwards	$11,221,000	$10,043,000
Foreign net operating loss carryforwards	2,032,000	2,284,000
Alternative minimum tax credit carryforward	123,000	123,000
Foreign tax credit	115,000	—
Allowances and accruals	62,000	71,000
Depreciation and amortization	215,000	212,000

	13,768,000	12,733,000
Valuation allowance	(13,623,000)	(11,334,000)

Gross deferred tax assets recorded	$145,000	$1,399,000

     At December 31, 2008, a valuation allowance of approximately $13,623,000 remains against DATATRAK’s deferred tax assets, which consist primarily of net operating loss carryforwards for both U.S. and foreign income taxes. Of the $13,623,000 total allowance, approximately $11,221,000 is recorded against the portion of DATATRAK’s deferred tax assets that represent net operating loss carryforwards for U.S. income taxes, and approximately $2,032,000 is recorded against the portion of DATATRAK’s deferred tax assets that represent net operating loss carryforwards for German income taxes. The remaining $370,000 valuation allowance is provided for other non-current deferred tax assets.
     The increase in the valuation allowance of approximately $2.3 million from 2007 to 2008 is primarily due to (i) $300,000 added reserve against its previous unreserved German deferred tax asset, (ii) $1,200,000 added reserve against its U.S. net operating loss carryforwards which resulted from 2008 operating losses, (iii) $900,000 decrease in deferred liabilities resulting from 2008 impairment charges and amortization of its finite-lived intangible assets, (iv) $200,000 reserve reduction due to income recorded against foreign loss carryforwards and (v) $100,000 added reserve for a foreign tax credit resulting from its FIN No. 48 liability payment made in 2008.
     Effective January 1, 2007, the Company adopted Financial Interpretation (“FIN”) No. 48, "Accounting for Uncertainty in Income Taxes.” In accordance with FIN No. 48, the Company recorded an unrecognized tax benefit of $130,000 at December 31, 2007 related to DATATRAK Deutschland GmbH’s disallowed losses and treatment of such as a constructive dividend to the U.S. parent company, DATATRAK International, Inc. This liability was adjusted to $115,000 and paid in full in 2008. The Company has no unrecognized tax benefit at December 31, 2008.
     A reconciliation of the Company’s beginning, at adoption, and ending amount of unrecognized tax benefits is as follows:

Balance @ January 1, 2008	$130,000
Gross amount of increases/(decreases) in 2008 for prior years’ tax positions	(15,000)
Gross amount of increases/(decreases) for current year’s tax positions	—
Amount of decreases related to settlement	(115,000)
Reductions due to lapse of statute of limitations	—

Balance @ December 31, 2008	$0

     Tax years 2006 through 2008 remain subject to German tax examination. Similarly, tax years 2005 through 2008 remain subject to U.S. tax examination.

9. Restructuring Costs
     During 2008, the Company terminated 14 employees due to the closing of its German office and 12 others as a result of its cost cutting initiatives. Significant employee terminations also took place in the second, third and fourth quarters of 2007. As a result, the Company accrued severance charges for severance benefits due to terminated employees in both the years ending December 31, 2008 and 2007. All the accrued severance costs of $245,000 at December 31, 2008 are expected to be paid by November 30, 2009. Reconciliations of the Company’s accrued severance balances for the years ended December 31, 2008 and 2007 are as follows:

	Accrued Severance Reconciliation
Description	2008	2007
Accrued severance at Jan. 1	$523,000	$7,000
Charges	775,000	915,000
Payments	(1,053,000)	(399,000)

Accrued severance at Dec. 31	$245,000	$523,000

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
     On July 31, 2008, the Company exited its German premises and is in default of certain operating lease agreements. In accordance with FAS No. 146, the Company was required to record rent expense of $835,000 representing the fair value of the future minimum lease payments including fixed costs of its office and telephone operating leases. No lease payments have been made since the Company recorded this obligation on July 31, 2008. The Company was not able to reach a termination settlement with our German landlord. The original office lease term expires in August 2012.
     Effective January 31, 2009, DATATRAK, Inc., a wholly owned subsidiary of the Company, terminated its non-exclusive Marketing Services Agreement (“Agreement”) with DATATRAK Deutschland GmbH (“Deutschland GmbH”) and DATATRAK Inc. As of December 31, 2008, Deutschland GmbH recorded accrued expenses for lease and other obligations incurred through January 31, 2009 totaling $218,000. As a result of the termination of the Agreement, Deutschland GmbH was required under applicable German law to file a petition for voluntary bankruptcy in the German courts and has on hand $218,000, designated as restricted cash, to fund these liabilities as of December 31, 2008. Also as part of this liquidation of the Company’s foreign investment in Deutschland GmbH, the Company reversed its cumulative currency translation adjustment and recorded additional operating expenses of $381,000 as of December 31, 2008. Due to the termination of the Agreement and subsequent insolvency filing in January 2009, the Company is no longer liable for previous lease commitments beyond January 31, 2009. As a result, the Company reversed $692,000 of rent expense related to the previous GmbH lease obligations in December 2008.
10. Long-term Debt
     Long-term debt at December 31, 2008 and December 31, 2007 is summarized below:

	December	December
	31, 2008	31, 2007
Insurance note payable	$8,000	$—
ClickFind Notes	—	3,425,000
Financing agreement with Oracle Credit Corporation (the “Oracle Agreement”)	44,000	143,000
Capital lease agreement with Dell Financial Services (the “Dell Agreement”)	185,000	357,000

	238,000	3,925,000
Less current maturities	196,000	672,000

	$41,000	$3,253,000

     The ClickFind Notes were held by certain former shareholders of ClickFind. They earned interest at prime plus 1% and the remaining balloon principal payment of $3,000,000 would have been due on February 1, 2009. During 2008 the Company had been involved in a dispute relating to certain representations and warranties in the ClickFind Merger Agreement.

     On December 18, 2008, DATATRAK announced the dispute had been resolved and that an agreement to settle all claims with the Defendants in the case had been reached. In connection with such resolution the $3,000,000 balloon payment due on February 1, 2009 and $180,000 in accrued interest due the Defendants was forgiven.
     On July 17, 2006, Datasci, LLC (“Datasci”) filed a complaint against the Company, ClickFind and CF Merger Sub, Inc. (“Merger Sub”) (Civil Docket No. 8:06-cv-01820-MJG, United States District Court, District of Maryland) alleging infringement of United States Patent No. 6,496,827 (the “Datasci claim”). As previously disclosed, on July 31, 2007, the parties entered into a settlement agreement whereby Datasci agreed to dismiss its claims against the Company with prejudice, and no payment was required then or in the future in connection with DATATRAK EDC® or DATATRAK eClinical(™) in their current forms. In connection with the Datasci claim, an arrangement was entered into with certain former ClickFind shareholders for sharing of the expenses associated with that litigation. Under that arrangement, a certain portion of principal payments due under the notes would be used to offset a certain portion of the expenses related to the litigation. Of the $500,000 payment that was due on February 1, 2007, $79,000 was held by the Company to satisfy these expenses. As of December 31, 2007, an additional $75,000 had been recorded as a reduction to the notes payable reducing the February 1, 2008 installment to $425,000 from the original $500,000 payment that was due. In July 2007, DATATRAK settled its litigation related to Datasci’s patent infringement claim with no liability against the Company.
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
     The Oracle Agreement and the Dell Agreement transactions totaling $229,000 and $256,000 for the years ended December 31, 2007 and 2006, respectively, are excluded from the Company’s condensed consolidated statement of cash flows. There were no such agreements entered into during 2008.
     During May 2008, the Company entered into two separate financing agreements (the “Insurance Notes”) with Westfield Bank, FSB for the payment of the Company’s insurance premiums. The notes bear interest at 6.9% and 7.2%, respectively, and are due in monthly installments of $11,000 and $8,000, including accrued interest, respectively. The origination of the Insurance Notes are excluded from the Company’s 2008 condensed consolidated statement of cash flows. At December 31, 2008, $8,000 was due to Westfield Bank, FSB.
     The following table sets forth the future minimum lease payments on the Oracle Agreement, Dell leases and Insurance Notes for the next five years and overall aggregate.

2009	2010	2011	2012	2013	Total
$213,000	$35,000	—	—	—	$248,000

11. Operating Leases
     The Company leases certain office equipment and space. Rent expense relating to these operating leases was approximately $1,171,000, $1,075,000 and $795,000 in 2008, 2007 and 2006, respectively. Future minimum lease payments for the Company under non-cancelable operating leases as of December 31, 2008 are as follows:

Year Ending December 31,	Amount
2009	$412,000
2010	280,000
2011	287,000
2012	293,000
Subsequent to 2012	—

$1,272,000

12. Line of Credit
     We have established a line of credit with a bank. This line allows us to borrow up to a certain percentage of our investments, as determined by the type of investment, held at the bank. As of December 31, 2008, $468,000 was available to be borrowed. The line of credit bears interest at rates based on the prime rate, and is payable on demand. We had no amounts outstanding against the line of credit at December 31, 2008 or 2007.
13. Shareholders’ Equity
     In March of 2007, the Company completed a private placement financing with a group of institutional investors. In connection with this financing, the Company sold 1,986,322 common shares at a price of $4.75 per share. The terms of the financing included the issuance of five-year warrants to purchase a total of 297,948 common shares at $6.00 per share to investors in the private placement, and the issuance of five-year warrants to purchase a total of 29,795 common shares at $6.00 per share to the placement agents who assisted the Company in the private placement. The net proceeds from the sale of the common shares were approximately $8,648,000 (after deducting offering related expenses). The proceeds were allocated between common shares and common share warrants based on their relative fair values. All the warrants totaling 327,743 were outstanding as of December 31, 2008 and 2007.
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
     In the event the Company fails to meet the registration maintenance requirement, DATATRAK will have to pay each holder an amount equal to 1.0% of the aggregate purchase price for each month of such failure. The aggregate amount of these “registration failure payments” will not exceed a total of 10% of the aggregate purchase price of the shares. The Company believes it is not probable that it will be required to pay a registration failure payment and thus has not recorded a liability with respect to the registration payment arrangement. The registration maintenance requirement expires in May 2009.
     During 2008, 15,680 warrants expired which had an exercise price of $3.20 per share. There are 327,743 warrants outstanding at December 31, 2008 which have original terms of 5 years and an exercise price of $6.00 per share. In December 2007, 141,399 warrants expired which had an exercise price of $9.60 per share.

Reserved Shares
     At December 31, 2008, the Company had reserved 1,469,326 common shares for the exercise of common share options and warrants. Of the 1,469,326 reserved shares, 411,750 shares are reserved for future grants under the Company’s previously established share option plans. Because the Omnibus Plan was approved, the 411,750 common share options that could have been granted pursuant to the Company’s previously established share option plans are not expected to be granted.
     In addition, at December 31, 2008 the Company had reserved a total of 844,092 common shares including 366,376 for future awards and 477,716 for the exercise of stock options pursuant to the Omnibus Plan.
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
14. Share-Based Payment Awards
The 2005 Omnibus Plan
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
     Restricted Stock Awards
     Pursuant to the Omnibus Plan, restricted common shares were granted to a few key employees. These restricted stock awards vest ratably over a period of 12, 24 and 12 months following the grant date for the 2008, 2007 and 2006 restricted stock grants, respectively.
     The following table summarizes the status of restricted stock awards as of December 31, 2008 and 2007 and changes during the year then ended:

		Weighted-
	Number	Average
	of Shares	Fair Value
Restricted stock awards at January 1, 2007	21,364	$4.65
Granted	35,000	4.53
Vested	(21,364)	4.65
Forfeited	-0-	-0-
Restricted stock awards at December 31, 2007	35,000	4.53
Granted	35,000	0.70
Vested	-0-	-0-
Forfeited	-0-	-0-
Restricted stock awards at December 31, 2008	70,000	$2.62
     During 2006, there were 21,364 restricted shares granted with a weighted-average fair value of $4.65 per share.
     We recognize compensation expense related to restricted stock awards on a straight-line basis over the vesting periods. Total compensation expense related to restricted stock awards was $95,000, $124,000 and $25,000 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $39,000 of unrecognized compensation cost related to non-vested restricted stock awards. We expect to recognize all of that cost in 2009.
     Director and Key Employee Stock Option Awards
     During the fourth quarter of 2007, the Board of Directors decided that it would be in the best interest of the Company to conserve cash by modifying its then existing director compensation program which consisted of payments in the form of cash and fully vested stock to non-employee Directors. Under the prior model of the director compensation program, in consideration of their services to the Company, each non-employee member of the Board of Directors received, in addition to certain cash payments, an annual compensation grant of $16,000 worth of fully-vested common shares. In addition, non-employee Directors received additional awards of common shares as compensation for attendance at Board and Committee meetings, as well as for chairing a Committee of the Board. Under the modified director compensation program, non-employee members of the Board of Directors receive fully vested common share options for the above mentioned services limited to an aggregate 42,000 common share options per quarter effective beginning with the fourth quarter of 2007. During 2008, the Board of Directors approved the annual grant of additional common share options (to be granted during the last quarter of the year) to Mr. Birch in connection with his position as Chairman. This annual grant is an amount equal to the difference between 50,000 and the number of options he has been granted during the year in connection with the standard board compensation program.
     The following tables summarize the status of the director and key employee common share option awards as of December 31, 2008 and changes during the year then ended:

				Weighted		Weighted-Average
	Director	Key Employee		Average Exercise	Aggregate	Remaining
	Options	Options	Total Options	Price	Intrinsic Value	Contractual Life
Outstanding at January 1, 2008	42,000	-0-	42,000	$2.20	$(4,000)	9.9 years
Granted	185,557	295,000	480,557	$0.44
Exercised	-0-	-0-	-0-	-0-
Cancelled	(19,841)	(25,000)	(44,841)	$1.56

Outstanding at December 31, 2008	207,716	270,000	477,716	$0.61	$(191,000)	9.5 years

Vested or expected to vest at December 31, 2008	207,716	270,000	477,716	$0.61	$(191,000)	9.5 years

Exercisable at December 31, 2008	207,716	-0-	207,716	$0.92	$(148,000)	9.4 years

     The Director common share options are fully vested and the key employee options vest one-third per year. Stock compensation expense of $103,000 and $10,000 related to the 2008 Director and key employee option grants, respectively, was recognized in 2008. As of December 31, 2008, there was $68,000 of unrecognized compensation cost related to the non-vested key employee option awards. We expect to recognize all this cost by August 2011 when all the key employee options are expected to be fully vested.
     During 2007, the Company granted 42,000 options to Directors at a strike price of $2.20 per share. As a result, the Company recorded compensation expense of $71,400 in the fourth quarter of 2007. There were no common share options exercised or cancelled in 2007 under the Omnibus Plan.
     Director common share awards
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
Share Option Plans (pre- Omnibus Plan)
     The Company has three original share option plans with unexpired options that may be exercised by the holders of such options. At December 31, 2008, the Company had reserved 1,141,583 common shares for the exercise of options outstanding and future option grants. The Company has granted 2,162,384 options to purchase common shares to employees, directors and others of which 1,432,551 have been previously exercised. There are 411,750 options to purchase common shares available for future grants; however, no future option grants are expected to be made under these share option plans. All future grants are expected to be made under the Company’s Omnibus Plan or any successor plan. The weighted-average remaining contractual life of all options outstanding was 2.9 years as of December 31, 2008.
     The Amended and Restated 1996 Outside Directors’ Stock Option Plan, as amended ( the “1996 Director Plan”) was established by the Company to provide common share options as compensation to directors of the Company. This option plan terminated on September 20, 2006 and as a result no future option grants can be made from this plan. All options outstanding at the time of the termination of the 1996 Director Plan shall continue in full force and effect in accordance with and subject to the terms and conditions of the Plan. All compensation expense related to these common share options has been previously recognized by the Company. Vesting of options awarded under the 1996 Director Plan ranged from 6 to 36 months. All options granted under the 1996 Director Plan expire ten years after the grant date. At December 31, 2008 there were no options outstanding under the 1996 Director Plan.
     The Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan (the “1996 Plan”) provides for the granting of options to purchase common shares to key employees and consultants of the Company and its affiliates. This option plan terminated on February 29, 2007 and as a result no future option grants can be made from this Plan. All options outstanding at the time of the termination of the 1996 Plan shall continue in full force and effect in accordance with and subject to the terms and conditions of the Plan. Vesting of options awarded under the 1996 Plan ranges from two to four years, as determined by the Board of Directors’ Compensation Committee, and all options granted under the 1996 Plan expire ten years after the grant date. At December 31, 2008 there were 410,333 options outstanding under the 1996 Plan all of which were 100% vested. These options had a weighted-average remaining contractual life of 3.0 years and a weighted-average exercise price of $3.22.
     The Amended and Restated Outside Director Stock Option Plan (the “Director Plan”) provides for the granting of options to purchase common shares to outside directors of the Company. All compensation expense related to these common share options has been previously recognized by the Company. Options fully vest one year following the grant date. All options granted under the Director Plan expire ten years after the grant date. At December 31, 2008 there were 319,500 options outstanding under the Director Plan all of which were 100% vested. These options had a weighted-average contractual life of 2.8 years and a weighted-average exercise price of $3.06.
     The Company’s share option activity for these plans and related information for the year ended December 31, 2008 is summarized below:

		Weighted		Weighted-Average
		Average Exercise	Aggregate	Remaining
	Options	Price	Intrinsic Value	Contractual Life
Outstanding at January 1, 2008	1,106,110	$3.31
Granted	-0-	-0-
Exercised	-0-	-0-
Cancelled	(376,277)	(3.61)

Outstanding at December 31, 2008	729,833	$3.15	$(2,148,000)	2.9 Years

Vested or expected to vest at December 31, 2008	729,833	$3.15	$(2,148,000)	2.9 Years

Exercisable at December 31, 2008	729,833	$3.15	$(2,148,000)	2.9 Years

     Total compensation expense recognized to these share options plans was $54,000, $160,000 and $388,000 in 2008, 2007 and 2006, respectively.
     There were no options granted under these share option plans in 2007. During 2007, options totaling 99,783 were exercised at a weighted-average price of $2.74 per share and had an aggregate intrinsic value of $133,000. Also during 2007, there were 184,556 options cancelled at a weighted-average of $5.20 per share.
Stock Option Valuation Method and Assumptions
     We estimate the fair-value of stock options using the Black-Scholes valuation model. Significant assumptions used in the model are: (i) expected volatility based on the historical volatility of our common stock prices, (ii) risk-free interest rate based on the U.S. Treasury yield curve in effect at the time of the grant and (iii) expected term of the option based on past history of the average time from the grant date to the option exercise date.
     The fair-value of stock option awards were calculated at their respective grant dates using the Black-Scholes model which incorporated the following assumptions:

	December 31, 2008	December 31, 2007
Expected volatility	84.1% to 86.3%	84.0%
Risk-free interest rate	3.36% to 3.78%	4.28%
Expected term (in years)	7 years	7 years
Expected dividend yield	0.0%	0.0%
     The Company began granting options under the Omnibus Plan in the fourth quarter of 2007.
15. Retirement Savings Plan
     The Company sponsors The DATATRAK International, Inc. Retirement Savings Plan (the “Plan”) as defined by Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all United States employees who elect to participate. Participants may contribute their annual compensation into a variety of mutual fund options. Matching and profit sharing contributions by the Company are discretionary. The Company did not make any matching or profit sharing contributions in 2008 or 2007.
16. Net Loss Per Share
     The following table sets forth the computation of basic and diluted net loss per share.

	Year Ended December 31,
	2008	2007	2006
Net loss used in the calculation of basic and diluted loss per share	$(16,796,605)	$(10,853,503)	$(4,490,410)

Denominator for basic net loss per share — weighted-average common shares outstanding	13,681,901	13,197,706	11,273,382

	Year Ended December 31,
	2008	2007	2006
Effect of dilutive common share options and warrants	—	—	—

Denominator for diluted net loss per share	13,681,901	13,197,706	11,273,382

Basic net loss per share	$(1.23)	$(0.82)	$(0.40)

Diluted net loss per share	$(1.23)	$(0.82)	$(0.40)

Weighted-average common share options and warrants excluded from the computation of diluted net loss per share because they would have an anti-dilutive effect on net loss per share	1,547,615	1,680,505	1,721,305

17. Segment Information
     The Company operates in one business segment: the eClinical solutions business.
     Enterprise-Wide Disclosures
     Geographic Information

Year Ended December 31,	United States	Germany	Total
Revenue from external customers:
2008	$8,826,060	$—	$8,826,060
2007	10,561,868	—	10,561,868
2006	17,690,336	—	17,690,336
Net income (loss):
2008	$(14,800,200)	$(1,996,405)	$(16,796,605)
2007	(6,216,583)	(4,636,920)	(10,853,503)
2006	340,921	(4,831,331)	(4,490,410)
Long-lived assets, net at December 31,
2008	$785,549	$—	$785,549
2007	14,770,246	141,124	14,911,370
          Major Customers
     The following sets forth the percentage of revenue generated by customers who accounted for more than 10% of the Company’s revenue during each of the periods presented:

Customer	2008	2007	2006
Otsuka Research Institute	*	15%	44%
Gilead Sciences, Inc.	18%	14%	*
Allergan, Inc.	*	12%	*
Seattle Genetics, Inc.	15%	*	*

*	Less than 10% of revenue.
18. Restricted Cash
     The Company’s wholly owned subsidiary, DATATRAK Deutschland GmbH (“Deutschland GmbH”), was required to provide a bank guarantee to the lessor of its office space equal to three months of rent. The terms of the bank guarantee require Deutschland GmbH to maintain a restricted cash balance of 59,000 Euros with the bank. In 2008, Deutschland GmbH closed its office in Germany. In addition, Deutschland GmbH defaulted on its office lease agreement and the German landlord exercised its claim on the restricted cash reserve. Therefore, the Company wrote off the restricted cash balance of 59,000 Euros in 2008. Long-term restricted cash balances were $0 at December 31, 2008 and $87,000 at December 31, 2007.
     Effective January 31, 2009, DATATRAK, Inc., a wholly owned subsidiary of the Company, terminated its non-exclusive Marketing Service Agreement (“Agreement”) with DATATRAK Deutschland GmbH (“Deutschland GmbH”) and DATATRAK Inc. As of December 31, 2008, Deutschland GmbH recorded accrued expenses for lease and other obligations incurred through January 31, 2009 totaling $218,000. As a result of the termination of the Agreement, Deutschland GmbH was required under applicable German law to file a petition for voluntary bankruptcy in the German courts and has on hand $218,000, designated as restricted cash, to fund these liabilities as of December 31, 2008.

19. Quarterly Data (Unaudited)
     Selected quarterly data is as follows (in thousands, except per share data):

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$2,088	$2,249	$2,367	$2,122
Gross profit	1,155	1,350	1,799	1,689
Loss from operations (1)	(2,225)	(15,572)	(1,567)	(109)
Net income (loss) (2)	(2,233)	(16,000)	(1,599)	3,035
Basic net income (loss) per share	(0.16)	(1.17)	(0.12)	0.22
Diluted net income (loss) per share	(0.16)	(1.17)	(0.12)	0.22

(1)	Second quarter loss from operations included a $12.8 million impairment loss.

(2)	Fourth quarter net income included a $3.0 million reversal of the ClickFind debt obligation.
     During the first, second, third and fourth quarters of 2008, the Company recorded charges of $26,000, $579,000, $47,000 and $123,000, respectively for severance benefits due to terminated employees. These charges were primarily related to staff reductions of 26 employees.

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
20. Contingencies
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
21. Subsequent Event
     In January of 2009 we announced the retirement of our Chief Executive Officer, Dr. Jeffrey A. Green. The Company will record a severance charge of approximately $463,000 in the first quarter of 2009 related to Dr. Green’s retirement which is expected to be paid over a two-year period.

Exhibit Index

Exhibit No.	Description	Page
2.1	Agreement and Plan of Merger among DATATRAK International, Inc., CF Merger Sub, Inc., ClickFind, Inc., each of the shareholders of ClickFind, Inc and Jim Bob Ward, dated February 13, 2006	(10)

3.1	Sixth Amended and Restated Articles of Incorporation	(1)

3.2	Third Amended and Restated Code of Regulations	(2)

3.3	Amendment to the Third Amended and Restated Code of Regulations	(2)

3.4	Amendment to the Third Amended and Restated Code of Regulations	(1)

3.5	Amendment to the Third Amended and Restated Code of Regulations	(15)

4.1	Specimen Certificate of the Company’s Common Shares, without par value	(5)

4.3	Registration Rights Agreement among DATATRAK International, Inc. and the Cash and Securities Recipients, dated February 13, 2006	(10)

4.4	Rights Agreement, dated September 5, 2007, by and among the Company and National City Bank, as Rights Agent, which includes the Form of Rights Certificate as Exhibit A and the summary of Rights as Exhibit B	(14)

4.6	Form of Warrant, dated March 19, 2007	(13)

10.1	Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(4)

10.2	Amendment No. 1 to the Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(2)

10.3	Amendment No. 2 to the Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(2)

10.4	Amendment to the Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(2)

10.5	DATATRAK International, Inc. 2005 Omnibus Equity Plan*	(9)

10.6	Amendment No. 1 to the DATATRAK International, Inc. 2005 Omnibus Equity Plan*	(15)

10.7	Amendment No. 2 to the DATATRAK International, Inc. 2005 Omnibus Equity Plan*	(16)

10.8	Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(4)

10.9	Amendment No. 1 to the Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(2)

10.10	Amendment No. 2 to the Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(2)

10.11	Amendment No. 3 to the Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(2)

10.12	Amendment to the Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(2)

10.13	Amended and Restated Outside Director Stock Option Plan*	(8)

10.14	Form of Indemnification Agreement*	(3)

10.15	Employment Agreement between the Company and Jeffrey A. Green, dated February 5, 2001*	(11)

10.16	Employment Agreement between the Company and Raymond J. Merk, dated April 14, 2008*	(17)

10.17	Employment Agreement between the Company and G. Matthew Delaney, dated June 16, 2008*	(15)

10.18	Separation Agreement and Release of Claims between the Company and Terry C. Black, dated July 7, 2008*	(18)

E-1

Exhibit No.	Description	Page
10.19	Separation Agreement and Release of Claims between the Company and Jeffrey A. Green, dated January 20, 2009*	(19)

10.20	Form of Non-Qualified Stock Option Agreement for Employees	(16)

10.21	Employment Agreement between the Company and Jim Bob Ward, dated February 13, 2006*	(10)

10.22	Amendment to Employment Agreement between the Company and Jim Bob Ward, dated December 17, 2008 *	Filed herewith

10.23	DATATRAK International, Inc. Retirement Savings Plan*	(6)

10.24	Limited Software License Agreement between DATATRAK International, Inc. and Jim Bob Ward, dated February 13, 2006	(10)

10.25	Security Agreement with KeyBank National Association and related Demand Master Promissory Note, each dated August 31, 2006	(12)

10.26	Securities Purchase Agreement by and among the Company and the Purchasers named on Schedule A(3) thereto, dated March 16, 2007	(13)

14.1	Code of Business Conduct and Ethics	(12)

14.2	Financial Code of Ethics	(7)

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP	(20)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Management compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended June 30, 2003 (File No. 000-20699).

(2)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2002 (File No. 000-20699).

(3)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement filed on March 8, 1996, as amended by Amendment No. 1 filed on May 10, 1996 and as amended by Amendment No. 2 filed on June 10, 1996 (File No. 333-2140).

(4)	Incorporated herein by reference to the Company’s Form S-8 Registration Statement filed on November 13, 1996 (File No. 333-16061).

(5)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2004 (File No. 000-20699).

(6)	Incorporated herein by reference to the Company’s Form S-8 Registration Statement filed on April 30, 1997 (File No. 333-26251).

(7)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2003 (File No. 000-20699).

(8)	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended June 30, 2004 (File No. 000-20699).

(9)	Incorporated herein by reference to the Company’s current report on Form 8-K dated July 22, 2005 (File No. 000-20699).

(10)	Incorporated herein by reference to the Company’s current report on Form 8-K dated February 13 2006 (File No. 000-20699).

E-2

(11)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2005 (File No. 000-20699).

(12)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2006 (File No. 000-20699).

(13)	Incorporated herein by reference to the Company’s current report on Form 8-K dated March 20, 2007 (File No. 000-20699).

(14)	Incorporated herein by reference to the Company’s current report on Form 8-K dated September 11, 2007 (File No. 000-20699).

(15)	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended June 30, 2008 (File No. 000-20699).

(16)	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended September 30, 2008 (File No. 000-20699).

(17)	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended March 31, 2008 (File No. 000-20699).

(18)	Incorporated herein by reference to the Company’s Form 8-K dated July 10, 2008 (File No. 000-20699).

(19)	Incorporated herein by reference to the Company’s Form 8-K dated January 20, 2009 (File No. 000-20699).

(20)	Consent of Independent Registered Public Accounting Firm

E-3