Form 10-K/A
period 2008-12-31
DATATRAK INTERNATIONAL INC
filed 2009-03-19
CIK 886530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
     DATATRAK International, Inc. (referred to as the “Company” or “DATATRAK”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 originally filed with the Securities and Exchange Commission on March 16, 2009 (the “Form 10-K”) solely to add the conformed signature of its independent registered public accounting firm, Ernst & Young LLP, in (i) Part IV, Item 15 and (ii) Exhibit 23.1 of the Form 10-K. The conformed signature of Ernst & Young LLP was inadvertently omitted from Part IV, Item 15 and Exhibit 23.1 of the Form 10-K.
     As required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, new certifications by the principal executive officer and the principal financial officer of the Company have been filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1 under Part IV, Item 15. Except for adding the conformed signature of the independent registered public accounting firm, no other changes have been made to Exhibit 23.1. The only changes to Part IV, Item 15, other than adding the conformed signature of the independent registered public accounting firm, is that certain exhibits which were filed with the Form 10-K are incorporated by reference into this Amendment No. 1 from the Form 10-K.
     Except as described above, no changes have been made to the Form 10-K, and this Amendment No. 1 does not amend, update or change the financial statements or any other items or disclosures in the Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures and should be read in conjunction with the Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)(1) Financial Statements
See Item 8 of Part II of the Annual Report on Form 10-K.
     (a)(2) Financial Statement Schedules
All financial statement schedules for the Company and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or such schedules are either inapplicable or not required.
     (a)(3) Exhibits
See the Index to Exhibits at page E-1 of this Annual Report on Form 10-K/A.
(Remainder Of This Page Intentionally Left Blank)

1

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATATRAK INTERNATIONAL, INC.
/s/ Raymond J. Merk
Raymond J. Merk
Vice President of Finance, Chief Financial Officer, Chief Operating Officer and Treasurer

Date: March 19, 2009

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
/s/ Ernst & Young LLP
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

Exhibit Index

Exhibit No.	Description	Page
2.1	Agreement and Plan of Merger among DATATRAK International, Inc., CF Merger Sub, Inc., ClickFind, Inc., each of the shareholders of ClickFind, Inc and Jim Bob Ward, dated February 13, 2006	(10)

3.1	Sixth Amended and Restated Articles of Incorporation	(1)

3.2	Third Amended and Restated Code of Regulations	(2)

3.3	Amendment to the Third Amended and Restated Code of Regulations	(2)

3.4	Amendment to the Third Amended and Restated Code of Regulations	(1)

3.5	Amendment to the Third Amended and Restated Code of Regulations	(15)

4.1	Specimen Certificate of the Company’s Common Shares, without par value	(5)

4.3	Registration Rights Agreement among DATATRAK International, Inc. and the Cash and Securities Recipients, dated February 13, 2006	(10)

4.4	Rights Agreement, dated September 5, 2007, by and among the Company and National City Bank, as Rights Agent, which includes the Form of Rights Certificate as Exhibit A and the summary of Rights as Exhibit B	(14)

4.6	Form of Warrant, dated March 19, 2007	(13)

10.1	Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(4)

10.2	Amendment No. 1 to the Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(2)

10.3	Amendment No. 2 to the Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(2)

10.4	Amendment to the Amended and Restated 1996 Outside Directors’ Stock Option Plan*	(2)

10.5	DATATRAK International, Inc. 2005 Omnibus Equity Plan*	(9)

10.6	Amendment No. 1 to the DATATRAK International, Inc. 2005 Omnibus Equity Plan*	(15)

10.7	Amendment No. 2 to the DATATRAK International, Inc. 2005 Omnibus Equity Plan*	(16)

10.8	Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(4)

10.9	Amendment No. 1 to the Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(2)

10.10	Amendment No. 2 to the Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(2)

10.11	Amendment No. 3 to the Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(2)

10.12	Amendment to the Amended and Restated 1996 Key Employees’ and Consultants Stock Option Plan*	(2)

10.13	Amended and Restated Outside Director Stock Option Plan*	(8)

10.14	Form of Indemnification Agreement*	(3)

10.15	Employment Agreement between the Company and Jeffrey A. Green, dated February 5, 2001*	(11)

10.16	Employment Agreement between the Company and Raymond J. Merk, dated April 14, 2008*	(17)

10.17	Employment Agreement between the Company and G. Matthew Delaney, dated June 16, 2008*	(15)

10.18	Separation Agreement and Release of Claims between the Company and Terry C. Black, dated July 7, 2008*	(18)

10.19	Separation Agreement and Release of Claims between the Company and Jeffrey A. Green, dated January 20, 2009*	(19)

E-1

Exhibit No.	Description	Page

10.20	Form of Non-Qualified Stock Option Agreement for Employees	(16)

10.21	Employment Agreement between the Company and Jim Bob Ward, dated February 13, 2006*	(10)

10.22	Amendment to Employment Agreement between the Company and Jim Bob Ward, dated December 17, 2008 *	(20)

10.23	DATATRAK International, Inc. Retirement Savings Plan*	(6)

10.24	Limited Software License Agreement between DATATRAK International, Inc. and Jim Bob Ward, dated February 13, 2006	(10)

10.25	Security Agreement with KeyBank National Association and related Demand Master Promissory Note, each dated August 31, 2006	(12)

10.26	Securities Purchase Agreement by and among the Company and the Purchasers named on Schedule A(3) thereto, dated March 16, 2007	(13)

14.1	Code of Business Conduct and Ethics	(12)

14.2	Financial Code of Ethics	(7)

21.1	Subsidiaries of the Company	(20)

23.1	Consent of Ernst & Young LLP	(21)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Management compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended June 30, 2003 (File No. 000-20699).

(2)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2002 (File No. 000-20699).

(3)	Incorporated herein by reference to the Company’s Form S-1 Registration Statement filed on March 8, 1996, as amended by Amendment No. 1 filed on May 10, 1996 and as amended by Amendment No. 2 filed on June 10, 1996 (File No. 333-2140).

(4)	Incorporated herein by reference to the Company’s Form S-8 Registration Statement filed on November 13, 1996 (File No. 333-16061).

(5)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2004 (File No. 000-20699).

(6)	Incorporated herein by reference to the Company’s Form S-8 Registration Statement filed on April 30, 1997 (File No. 333-26251).

(7)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2003 (File No. 000-20699).

(8)	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended June 30, 2004 (File No. 000-20699).

(9)	Incorporated herein by reference to the Company’s current report on Form 8-K dated July 22, 2005 (File No. 000-20699).

(10)	Incorporated herein by reference to the Company’s current report on Form 8-K dated February 13 2006 (File No. 000-20699).

(11)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2005 (File No. 000-20699).

E-2

(12)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2006 (File No. 000-20699).

(13)	Incorporated herein by reference to the Company’s current report on Form 8-K dated March 20, 2007 (File No. 000-20699).

(14)	Incorporated herein by reference to the Company’s current report on Form 8-K dated September 11, 2007 (File No. 000-20699).

(15)	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended June 30, 2008 (File No. 000-20699).

(16)	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended September 30, 2008 (File No. 000-20699).

(17)	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended March 31, 2008 (File No. 000-20699).

(18)	Incorporated herein by reference to the Company’s Form 8-K dated July 10, 2008 (File No. 000-20699).

(19)	Incorporated herein by reference to the Company’s Form 8-K dated January 20, 2009 (File No. 000-20699).

(20)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2008 as filed on March 16, 2009 (File No. 001-33688)

(21)	Consent of Independent Registered Public Accounting Firm

E-3