Form 10-K/A
period 2008-12-31
DATATRAK INTERNATIONAL INC
filed 2009-04-30
CIK 886530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     Except as otherwise stated, the information contained in this Form 10-K/A is as of December 31, 2008.

EXPLANATORY NOTE
     DATATRAK International, Inc. (referred to as the “Company” or “DATATRAK”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”) on March 16, 2009 and such filing was amended by Amendment No. 1 on Form 10-K/A which was filed with the SEC on March 19, 2009 (which together with the Original Filing, the “Prior Filings”). This Amendment No. 2 on Form 10-K/A (this “Amendment”) is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K which had previously been omitted from the Prior Filings in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. This information is being included in this Amendment because the Company’s Proxy Statement will not be filed within 120 days after the end of the Company’s 2008 fiscal year. Therefore, (i) the reference on the cover of the Original Filing to the incorporation by reference of the Company’s 2009 Proxy Statement into Part III of the Prior Filings is hereby deleted, and (ii) Items 10 through 14 of the Prior Filings have been amended and restated in their entirety. In addition, the exhibit list in Item 15 of Part IV has not been updated except to reflect currently dated certifications, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by the principal executive officer and the principal financial officer of the Company which are filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment. Capitalized terms used but not otherwise defined in this Amendment have the meanings given in the Prior Filings. Except as expressly set forth in this Amendment, the Prior Filings have not been amended, updated or otherwise modified.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
EX-31.1
EX-31.2
EX-32.1
EX-32.2
     (a)(3) Exhibits
See the Index to Exhibits at page E-1 of this Annual Report on Form 10-K/A.
(Remainder Of This Page Intentionally Left Blank)

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
DIRECTORS
The names of our Directors, their ages and their respective business backgrounds are set forth below.
Laurence P. Birch, 49, has been a Director since April 16, 2007, the Chairman of the Board of Directors since May 15, 2008, and effective January 21, 2009, was appointed Interim Chief Executive Officer. The Board of Directors also appointed Mr. Birch to the position of Interim President effective March 13, 2009. Since March 2007, Mr. Birch has been serving as the President, Chief Executive Officer and a director of NeoPharm, Inc., a biopharmaceutical company dedicated to the research, development and commercialization of new and innovative cancer drugs for therapeutic applications, and was also appointed Acting Chief Financial Officer in April 2007. Prior to joining NeoPharm, Mr. Birch served as Sr. Vice President and CFO, and Interim President and CEO, of AKSYS, Ltd., a hemodialysis developer and manufacturer from 2005 to 2006. Prior to that, Mr. Birch served as co-founder and managing director of Stratego Partners, a cost management consulting firm, from 2003 to 2005, Sr. Vice President — Business Development and CFO of Technology Solutions, Inc., a systems integration and consulting company, from 2000 to 2002, CFO of Brigade, Inc., an internet support company, from 1999 to 2000, and five years with MCI Systemhouse where he held a variety of senior finance and general management positions. Mr. Birch began his career with Baxter Healthcare, a manufacturer and supplier of pharmaceuticals and medical devices, where, over the course of 13 years, he held a variety of positions. Mr. Birch holds a Bachelor of Science-Finance from the University of Illinois and a MBA from Northwestern University — Kellogg Graduate Business of Management. Mr. Birch is also a Certified Public Accountant.
Timothy G. Biro, MBA, 55, has been a Director since 1992. Mr. Biro has been the Managing Partner of Ohio Innovation Fund I, L.P., a venture capital firm which invests in early-stage business, since 1997. Mr. Biro was also a Partner with Reservoir Venture Partners, an early stage venture capital firm, from 2004 to 2009. Mr. Biro has been involved in venture capital financing since 1991. Prior to 1991, Mr. Biro was Superintendent of Pharmaceutical Manufacturing at Merck & Co., Inc. Mr. Biro has a B.S. Degree in Microbiology from Pennsylvania State University and in Pharmacy from Temple University and an MBA from The Wharton School of Business at the University of Pennsylvania.
Seth B. Harris, 69, has been a Director since 1992 and has been designated as our Lead Independent Director. Mr. Harris is the Chairman of Brand Development Ventures Inc., a consulting company that offers a wide range of services in new product development and marketing, since 2002. During 2000 and 2001, Mr. Harris was the Chairman of Toy Craze, Inc., a Cleveland-based toy company. Mr. Harris was the Chairman of Frieder Inc., a distributor of consumer products, from 1993 to 2000. Mr. Harris has been an active business consultant since his retirement as Chairman of the Board and President of Harris Wholesale, Inc., a wholesale pharmaceutical distribution company.
Jerome H. Kaiser, Ph.D., 52, has been a Director since December 1999. Dr. Kaiser, a consultant, served as the Senior Vice President and CIO for Tower Group, Inc., an insurance company, from 2006 until 2008, and prior to his appointment to that position, was Head of Information Systems for Rothschild Inc., a private investment bank from 1999 to 2006. From 1992 to 1999, Dr. Kaiser held various positions within the pharmaceutical industry. During 1998 and 1999, he was the Director of Portfolio Management for Pfizer, Inc. From 1994 to 1998, Dr. Kaiser was employed by Hoffman-LaRoche, Inc., first as Senior Projects Specialist and then as Director of Information Management for Global Development. Dr. Kaiser worked in Project Management for Boots Pharmaceuticals from 1992 to 1994. From 1986 to 1992, he served in the positions of Assistant Professor and Associate Professor of Physics at the University of Texas at Arlington. Dr. Kaiser is a graduate of the University of East Anglia, Norwich, England (B.Sc. and Ph.D. in Physics).
Robert M. Stote, M.D., 69, has been a Director since 1993. Dr. Stote, currently a clinical consultant to CPEX Pharmaceuticals, Inc., was previously a Senior Vice President and Chief Medical Officer at Bentley Pharmaceuticals, Inc., a pharmaceutical company, from 1992 to 2008. Dr. Stote also served as a director of Bentley Pharmaceuticals, Inc. from 1992 until 2004. He also serves on the Scientific Advisory Board of NuPathe, Inc. Prior to 1992, Dr. Stote was employed for 20 years by SmithKline Beecham Corporation, serving as Senior Vice

President and Medical Director, Worldwide Medical Affairs, from 1989 to 1992 and Vice President — Clinical Pharmacology — Worldwide from 1987 to 1989.
CORPORATE GOVERNANCE
Director Independence
The Board of Directors has determined that all Directors except Mr. Birch, our Interim Chief Executive Officer and Interim President, are “independent” under the listing standards of the NASDAQ Stock Market. The independent Directors meet at least twice a year in executive sessions. The sessions of independent Directors are presided over by the Lead Independent Director who is identified in the table provided in the section titled “Board of Directors and Committees” in this Item 10. Any independent Director can request that an additional session be scheduled.
Board of Directors and Committees
During the last fiscal year, the Board of Directors held four regular meetings and eight special meetings. Each Director attended at least 75% of the aggregate of (1) the total number of meetings of the Board of Directors held during the period he served as a Director and (2) the total number of meetings held by committees of the Board on which he served. Board members are expected to attend DATATRAK’s Annual Meeting of Shareholders and all attended our 2008 Annual Meeting of Shareholders. The Board of Directors has an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and an Executive Committee. Set forth below is the current membership of each Board committee:

Nominating and
Audit		Corporate Governance
Committee	Compensation Committee	Committee	Executive Committee
Mr. Biro (Chairman)	Mr. Harris** (Chairman)	Dr. Stote (Chairman)	Mr. Birch* (Chairman)
Mr. Harris	Dr. Kaiser	Mr. Harris**	Mr. Biro
Dr. Kaiser	Dr. Stote	Dr. Kaiser	Mr. Harris**

*	Not “independent” under the listing standards of the NASDAQ Stock Market.

**	Lead Independent Director.
Audit Committee and Audit Committee Financial Expert
The Company has a separately-designated standing audit committee (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee met six times during the last fiscal year. The Audit Committee is governed by the Audit Committee Charter adopted by the Board of Directors. A copy of the Audit Committee Charter is available on DATATRAK’s website. A shareholder may also obtain a printed copy of this document, free of charge, by writing to Investor Relations, c/o DATATRAK International, Inc., 6150 Parkland Blvd., Mayfield Heights, Ohio 44124.
The Audit Committee is responsible for the annual appointment of our auditors, with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, the accounting principles we use in financial reporting, internal financial auditing procedures and the adequacy of internal control procedures. Specific functions and responsibilities of the Audit Committee are set forth in the Audit Committee Charter.
Our Board has determined that each of the members of the Audit Committee satisfies the current independence standards of the NASDAQ Stock Market listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. The Board also has determined that the Audit Committee Chairman, Mr. Biro, is an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K. As an “audit committee financial expert,” Mr. Biro satisfies the NASDAQ financial literacy and sophistication requirements.

Compensation Committee
Our Compensation Committee met three times during the last fiscal year. The Compensation Committee is governed by the Compensation Committee Charter adopted by the Board of Directors. A copy of the Compensation Committee Charter is available on DATATRAK’s website. A shareholder may also obtain a printed copy of this document, free of charge, by writing to Investor Relations, c/o DATATRAK International, Inc., 6150 Parkland Blvd., Mayfield Heights, Ohio 44124.
The Compensation Committee has the authority to administer our stock option plans and 2005 Omnibus Equity Plan, including the selection of grantees and the timing of grants, to review and monitor key employee compensation and benefits policies and to review and make recommendations to the Board regarding our senior management yearly compensation levels. Specific functions and responsibilities of the Compensation Committee are set forth in the Compensation Committee Charter.
Our Board has determined that each of the members of the Compensation Committee satisfies the current independence standards of the NASDAQ Stock Market listing standards.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee met once during the last fiscal year. The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the Board of Directors. A copy of the Nominating and Corporate Governance Committee Charter is available on DATATRAK’s website. A shareholder may also obtain a printed copy of this document, free of charge, by writing to Investor Relations, c/o DATATRAK International, Inc., 6150 Parkland Blvd., Mayfield Heights, Ohio 44124.
The Nominating and Corporate Governance Committee is responsible for (1) identifying, selecting and recommending qualified individuals as nominees for the Board of Directors at each Annual Meeting or when otherwise required to fill a vacancy or increase the size of the Board of Directors and (2) assisting the Board of Directors in developing and implementing the Company’s corporate governance policies and guidelines.
The Nominating and Corporate Governance Committee will seek prospective Director nominees for an open Director position by soliciting suggestions from Committee members, other Board members, senior management or others. The Committee also may retain a third-party executive search firm to identify prospective Director nominees from time to time. Additionally, as discussed below, the Committee will accept shareholder recommendations regarding potential candidates for the Board.
The Nominating and Corporate Governance Committee will evaluate Director nominees, including nominees that are submitted to the Company by a shareholder. In selecting new Directors of the Company, consideration is given to each individual Director’s personal qualities and abilities, the collective Board members’ skills and aptitudes for conducting oversight of the Company and its management, and duties imposed by law, regulation and the Company’s contractual obligations. Important factors include the following minimum qualifications:
•	A desire to represent the best interests of the shareholders;

•	An express commitment to the mission and success of the Company as well as an ability to work compatibly with the Board and senior management;

•	A history of outstanding achievements and the highest ethical standards, values and integrity;

•	Experience and knowledge that is relevant to the Company and which has been obtained as a director or in a senior executive position or in an academic, scientific or government position;

•	The ability and willingness to commit and devote the necessary time and energy to the diligent performance of his or her duties, including preparing for, attending and participating in Board meetings and one or more standing committees of the Board; and

•	Basic knowledge of corporate governance matters and the role of boards of public companies.
In addition, Directors must have the ability and willingness to commit and devote the necessary time and energy to the diligent performance of his or her duties, including preparing for, attending and participating in Board meetings and one or more standing committees of the Board. In determining whether to recommend a Director for re-election, the Nominating and Corporate Governance Committee also considers the Director’s past attendance at meetings, past performance and contribution to the activities of the Board of Directors.
The Nominating and Corporate Governance Committee will use the above enumerated factors to consider potential candidates regardless of the source of the recommendation. Shareholder recommendations for Director nominations may be submitted to the Company at the following address: Investor Relations, DATATRAK International, Inc., 6150 Parkland Boulevard, Suite 100, Mayfield Heights, Ohio 44124.
Shareholder recommendations for Director nominations will be forwarded to the Nominating and Corporate Governance Committee for consideration, provided that such recommendations are accompanied by sufficient information to permit the Nominating and Corporate Governance Committee to evaluate the qualifications and experience of the nominees. Recommendations should include, at a minimum, the following:
•	The name and contact information for the candidate;

•	A brief biographical description of the candidate, including his or her employment for at least the last five years, educational history, and a statement that describes the candidate’s qualifications to serve as a Director;

•	A statement describing any relationship between the candidate and the nominating shareholder, and between the candidate and any employee, Director, customer, supplier, vendor or competitor of DATATRAK; and

•	The candidate’s signed consent to be a candidate and to serve as a Director if nominated and elected, including being named in our proxy statement.
Once the Nominating and Corporate Governance Committee has identified a prospective candidate, the Committee makes a determination whether to conduct a full evaluation of the candidate. This initial determination is based primarily on the Board’s need to fill a vacancy or desire to expand the size of the Board as well as the likelihood that the candidate can meet the Committee’s evaluation criteria set out in the Committee’s charter as well as compliance with all other legal and regulatory requirements. The Nominating and Corporate Governance Committee will rely on public information about a candidate, personal knowledge of any Committee or Board member or member of management regarding the candidate, as well as any information submitted to the Committee by the person recommending a candidate for consideration. The Nominating and Corporate Governance Committee, after consultation with other Board members, will decide whether additional consideration of the candidate is warranted.
If additional consideration is warranted, the Nominating and Corporate Governance Committee may request the candidate to complete a questionnaire that seeks additional information about the candidate’s independence, qualifications, experience and other information that may assist the Committee in evaluating the candidate. The Committee may interview the candidate in person or by telephone and also may ask the candidate to meet with senior management. The Committee then evaluates the candidate against the standards and qualifications set out in the Committee’s charter. Additionally, the Committee shall consider other relevant factors as it deems appropriate (including independence issues and family or related party relationships).
Before nominating an existing Director for re-election at an Annual Meeting, the Nominating and Corporate Governance Committee will consider the Director’s past performance and contribution to the Board and its committees. After completing the evaluation of new candidates or existing Directors whose term is expiring, if the Committee believes the candidate would be a valuable addition to the Board or the existing Director is a valued member of the Board, then the Committee will make a recommendation to the full Board that such candidate or existing Director should be nominated by the Board. The Board will be responsible for making the final determination regarding prospective nominees after considering the recommendation of the Committee.
Executive Committee
The Executive Committee has the authority to exercise all powers of the Board of Directors in the management of our business and affairs of at any time when the entire Board of Directors cannot meet. The Executive Committee did not meet during our 2008 fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s Directors and certain of its executive officers and persons who beneficially own more than 10% of its Common Shares to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. These people are further required to furnish us with copies of all such forms filed by them.
Based solely on our review of the copies of the forms that we received, we believe that all of the Section 16(a) filing requirements were satisfied by our Directors, executive officers and beneficial owners of more than 10% of our Common Shares, except for the Form 4 filed by Mr. Harris on January 13, 2009 and such filing was delinquent because of an inadvertent administrative error.
Code of Business Conduct and Ethics and Financial Code of Ethics
The Board of Directors has adopted both our Code of Business Conduct and Ethics and our Financial Code of Ethics, copies of which are available on DATATRAK’s website. A shareholder may also obtain printed copies of these documents, free of charge, by writing to Investor Relations, c/o DATATRAK International, Inc., 6150 Parkland Blvd., Mayfield Heights, Ohio 44124.
(Remainder Of This Page Intentionally Left Blank)

ITEM 11. EXECUTIVE COMPENSATION.
Summary Compensation Table
The table below sets forth information regarding the compensation earned during fiscal years 2008 and 2007 by: (i) the Company’s Chief Executive Officer as of December 31, 2008; (ii) the two other most highly compensated executive officers of the Company who were serving as executive officers at the end of fiscal 2008; and (iii) a former executive officer who would have been included in (ii) had he been employed by the Company at the end of the fiscal year. These persons are referred to herein as our “Named Executive Officers.”

							All Other
		Salary	Bonus	Stock Awards		Option Awards	Compensation
Name and Principal Position	Year	($)	($)	($)		($) (7)(8)(9)	($)	Total ($) (10)

Dr. Jeffrey A. Green	2008	220,000	—	—		33,060	—	253,060
President, Chief Executive	2007	220,000	—	—		46,635	—	266,635
Officer and Director (PEO)(1)

G. Matthew Delaney	2008	150,000	39,984 (4)	35,265	(5)	565	—	225,814
Interim President (2)	2007	—	—	—		—	—	—

Raymond J. Merk	2008	151,635	—	—		1,504	—	153,139
Vice President of Finance,	2007	130,961	—	37,250	(6)	—	—	168,211
Chief Financial Officer and Treasurer (PFO)

Terry C. Black	2008	90,000	—	—		11,940	130,519 (3)	232,459
Former Chief Operating	2007	173,538	—	—		20,083	—	193,621
Officer and Assistant Secretary (3)

(1)	Dr. Green retired from the Company on January 21, 2009. In connection with his retirement, Dr. Green will receive two years of severance totaling $440,000 to be paid out evenly over a two year period.

(2)	As of April 12, 2009, Mr. Delaney was no longer employed with the Company. In connection with his separation from the Company Mr. Delaney will receive one year of severance totaling $150,000 to be paid out evenly over 12 months.

(3)	As of June 20, 2008, Mr. Black was no longer employed with the Company. In connection with his separation from the Company, Mr. Black was entitled to one year of severance pay totaling $180,000. Mr. Black received $90,000 in severance payments in 2008. In addition, Mr. Black received $23,695 at the time of his departure representing compensation for unused vacation time. As part of his separation agreement Mr. Black was entitled to reimbursement of health insurance premiums during his one year severance period. Mr. Black received $6,153 in health insurance reimbursements in 2008. The Company also provided outplacement services totaling $10,000 for Mr. Black in 2008. Subsequent to his separation the Company entered into a one year consulting agreement with Mr. Black providing compensation on an hourly basis. The Company paid Mr. Black $671 for consulting services in 2008.

(4)	Mr. Delaney was responsible for the performance of the sales and marketing team and as such participated in a bonus program based on the amount of revenue generated from the DATATRAK eClinical platform. Mr. Delaney received $39,984 in bonuses related to this program in 2008.

(5)	On August 13, 2007, Mr. Delaney was granted 10,000 restricted Common Shares with a grant date fair value of $3.99 per share for which $19,950 of stock compensation expense was recorded for the year ended December 31, 2008. On May 19, 2008, Mr. Delaney was granted 35,000 restricted Common Shares with a grant date fair value of $0.70 per share for which $15,315 of stock compensation expense was recorded for the year ended December 31, 2008. Upon Mr. Delaney’s separation from the Company in 2009 all 45,000 restricted Common Shares were forfeited back to the Company.

(6)	On November 10, 2006, Mr. Merk was granted 10,000 restricted Common Shares with a grant date fair value of $4.47 per share for which $37,250 of stock compensation expenses was recorded for the year ended December 31, 2007.

(7)	The dollar values described above are the aggregate dollar amounts recognized for financial statement reporting purposes for the fiscal years ended December 31, 2008 and December 31, 2007, in accordance with SFAS 123(R), “Share-Based Payment,” and SEC rules for executive compensation disclosure.

(8)	The option awards and the dollar values included in the option awards column for the year ended December 31, 2008 are as follows: stock option compensation expense recorded for Dr. Green for the year ended December 31, 2008 was $33,060 for stock options granted in 2004 with a grant date fair value of $7.35 per share; stock option compensation expense recorded for Mr. Delaney for the year ended December 31, 2008 was $565 for stock options granted in 2008 with a grant date fair value of $0.29 per share; stock option compensation expense recorded for Mr. Merk for the year ended December 31, 2008 was $1,504 for stock options granted in 2008 with a grant date fair value of $0.29 per share; stock option compensation expense recorded for Mr. Black for the year ended December 31, 2008 was $11,940 for stock options granted in 2004 with a grant date fair value of $6.37 per share.

(9)	The grant date fair value of the options granted was determined by using the Black-Scholes option valuation model. The following assumptions were used to estimate the fair value of the options granted using the Black-Scholes option valuation model:

	Year Ended December 31,
	2008	2004
Weighted average risk free interest rate	3.6%	4.1%
Weighted average volatility of the expected market price of the common shares	0.85	1.01
Dividend yield	0.0%	0.0%
Weighted-average expected life of option	7 years	8 years

(10)	No other compensation, perquisites or other personal benefits were received by the Named Executive Officers.
Employment Agreements
     In 2008, we were a party to an employment agreement with each of our Named Executive Officers. Each employment agreement sets forth the terms of that officer’s employment, including among other things, salary, benefits, termination provisions, and certain restrictive covenants. Certain material terms of each executive officer’s employment agreement are described below. As of April 25, 2009, three of the four Named Executive Officers were no longer employed by the Company and as such certain severance and other benefits and obligations under the employment agreements have been triggered as a result of their separation. Those Named Executive Officers who are receiving separation payments pursuant to their employment agreements are identified below.

          Dr. Jeffrey A. Green. In February 2001, we entered into an employment agreement with Dr. Green providing for an initial term of one year. The agreement automatically renewed for successive one-year periods thereafter unless certain prior notice requirements were satisfied. The base salary initially provided for in this agreement was $180,000 per year, and was to be reviewed at least annually by the Compensation Committee. Subsequent reviews by the Compensation Committee increased the base salary component of Dr. Green’s agreement to $220,000 per year as of December 31, 2008. Effective January 21, 2009, Dr. Green stepped down from his position as the Chief Executive Officer of the Company as well as a member of the Company’s Board of Directors in connection with a mutually desired management transition, and in connection therewith, Dr. Green entered into a separation agreement with the Company pursuant to which, among other things, Dr. Green will be entitled to the rights, obligations, payments and benefits as provided by his employment agreement in the event of a “Termination by Employee for Good Reason” as described in greater detail below. Pursuant to the separation agreement, Dr. Green will also provide certain advisory and consulting services to the Company in exchange for a one-time retainer fee of $1,000 and the provision of certain health/medical insurance benefits during the three month period commencing January 21, 2009. In addition, this separation agreement includes a mutual release of claims each party may have against the other, and Dr. Green also agreed to certain noncompetition and nondisclosure provisions for a period of up to twenty-four months following his separation from the Company effective January 21, 2009.
          Dr. Green’s employment agreement provided for his employment to be terminated with or without cause, upon his death or disability or with sufficient reason. Additionally, under the agreement, Dr. Green was entitled to terminate his employment for “good reason.” “Good reason” for such termination would exist if at any time, (1) there was a material breach of Dr. Green’s employment agreement by the Company, (2) shareholders failed to elect Dr. Green to the Board of Directors or Dr. Green was otherwise removed from the Board of Directors, and (3) except in connection with the termination of Dr. Green’s employment in strict compliance with the terms of the agreement, the Board of Directors (a) failed to elect Dr. Green to his executive position, (b) failed to vest Dr. Green with the powers and authority customarily associated with his position or (c) significantly diminished his responsibilities, duties, power or authority. If Dr. Green terminated his employment for good reason, he would have been entitled to continue to receive his base salary for two years following the date of such termination. If Dr. Green’s employment was terminated in connection with the sale of our business, he would have been entitled to continue to receive his base salary for one year following the date of such termination. If his employment was terminated without cause or without sufficient reason, he would have been entitled to continue to receive his base salary for a period of two years subsequent to the date of termination. If Dr. Green would have terminated his employment without good reason, or if he was terminated for “cause,” then he would have been entitled to receive his base salary through the date of termination. For purposes of Dr. Green’s agreement, “cause” was defined as a determination by the Board of Directors that the employee was (1) convicted of a felony involving moral turpitude or a felony in connection with his employment, (2) engaged in fraud, embezzlement, material willful destruction of property or material disruption of our operations, (3) used or was in possession of illegal drugs and/or alcohol on our premises or reporting to work under the influence of same, or (4) engaged in conduct, in or out of the workplace, which in our reasonable determination has an adverse effect on our reputation or business. “Sufficient reason” meant a good faith determination that the employee failed to adequately perform his duties as an officer or achieve the business objectives mutually agreed upon by the parties.
          Terry C. Black. In February 2001, we entered into an employment agreement with Mr. Black providing for an initial term of one year. The agreement automatically renewed for successive one-year periods thereafter unless certain prior notice requirements were not satisfied. The base salary initially provided for in this agreement was $125,000 per year, to be reviewed at least annually by the Compensation Committee. Subsequent reviews by the Compensation Committee increased the base salary component of Mr. Black’s agreement to $180,000 per year effective April 1, 2007. On May 21, 2008, the Board of Directors eliminated Mr. Black’s position as Chief Operating Officer of the Company, and effective June 20, 2008 (the “Date of Separation”), Mr. Black was no longer an employee of the Company. On July 7, 2008, the Company and Mr. Black entered into a separation agreement pursuant to which, among other things, Mr. Black will provide certain advisory and consulting services regarding the business of the Company for no more than one hundred (100) hours per calendar quarter during the twelve (12) month period commencing on the Date of Separation, which may be extended by mutual agreement of both parties. The Company will compensate Mr. Black for his advisory and consulting services at a rate of $120.00 per hour. In addition, the separation agreement provides that pursuant to Mr. Black’s employment agreement, the Company will continue Mr. Black’s salary for a period of twelve (12) months commencing on the first regular payday following the Date of Separation through and including June 19, 2009, and also that the Company will pay for certain outplacement services for Mr. Black in an amount not to exceed $10,000. The separation agreement includes a mutual release of claims each party may have against the other, and also provides that the Company will pay Mr. Black all earned but unused paid time off less applicable payroll taxes and withholdings on the Company’s first regular payday following the Date of Separation, and that Mr. Black will be entitled to the same medical benefits as other active senior executives of the Company until June 30, 2009.
          Mr. Black’s employment agreement provided that his employment could have been terminated with or without cause or upon his death or disability. Additionally, Mr. Black was entitled to terminate his employment for “good reason.” If Mr. Black were to have terminated his employment for good reason, he would have been entitled to receive his base salary for a period of one year following the date of such termination. If Mr. Black’s employment were to have been terminated in connection with a sale of our business, he would have been entitled to continue to receive his base salary for one year following the date of such termination. If his employment was terminated without cause, he would have been entitled to receive his base salary for a period of one year subsequent to the date of termination. If Mr. Black terminated his employment without good reason, or if he was terminated for “cause,” he would have been entitled to receive his base salary through the date of termination. For purposes of Mr. Black’s agreement, “cause” was defined as a determination by the Board of Directors that the employee was (1) convicted of a felony involving moral turpitude or a felony in connection with his employment, (2) engaged in fraud, embezzlement, material willful destruction of property or material disruption of our operations, (3) using or in possession of illegal drugs and/or alcohol on our premises or reporting to work under the influence of same, or (4) engaged in conduct, in or out of the workplace, which in our reasonable determination would have had an adverse effect on our reputation or business. Mr. Black’s agreement also included certain noncompetition and nondisclosure provisions, which continue for a period up to eighteen months from his Date of Separation.
          Raymond J. Merk. In April 2008, we entered into an employment agreement with Mr. Merk providing for an initial term of one year. This agreement, which remains in effect, automatically renews for successive one-year periods thereafter unless certain prior notice requirements are satisfied. The base salary initially provided for in this agreement is $150,000 per year, to be reviewed at least annually by the Compensation Committee. No bonuses were paid for fiscal 2008. Effective January 21, 2009, the base salary to be provided for Mr. Merk pursuant to this agreement will be $175,000 per year. Bonuses may be paid to Mr. Merk at the discretion of the Compensation Committee. The agreement also provides Mr. Merk with the right to participate in all benefits plans made available to our executives and/or employees. Mr. Merk’s employment may be terminated with or without cause or upon his death or disability. Additionally, Mr. Merk is entitled to terminate his employment for “good reason.” If Mr. Merk terminates his employment for good reason, he will be entitled to receive his base salary for a period of one year following the date of such termination. If Mr. Merk’s employment is terminated in connection with a sale of our business, he will be entitled to continue to receive his base salary for one year following the date of such termination. If his employment is terminated without cause, he will be entitled to receive his base salary for a period of one year subsequent to the date of termination. If Mr. Merk terminates his employment without good reason, or if he is terminated for “cause,” he will be entitled to receive his base salary through the date of termination. For purposes of Mr. Merk’s agreement, “cause” is defined as a determination by the Board of Directors that the employee was (1) convicted of a felony involving moral turpitude or a felony in connection with his employment, (2) engaged in fraud, embezzlement, material willful destruction of property or material disruption of our operations, (3) using or in possession of illegal drugs and/or alcohol on our premises or reporting to work under the influence of same, or (4) engaged in conduct, in or out of the workplace, which in our reasonable determination has an adverse effect on our reputation or business. Mr. Merk also agreed to certain noncompetition and nondisclosure provisions, which continue under certain conditions for a period up to eighteen months following a termination of Mr. Merk’s employment.
          G. Matthew Delaney. Effective May 15, 2008, the Company entered into an employment agreement with Mr. Delaney which provides for an initial term of one year, and automatically renews for successive one year periods thereafter unless certain prior notice requirements are satisfied. The base salary initially provided for in the employment agreement is $150,000 per year, to be reviewed at least annually by the Compensation Committee. In addition, the agreement provides for a grant of 35,000 restricted common shares of the Company pursuant to the Company’s 2005 Omnibus Equity Plan, and all such restricted common shares will become fully vested one year from the date of grant. On March 13, 2009, the Board of Directors removed Mr. Delaney as the

Company’s Interim President and his employment with the Company was terminated effective April 12, 2009. Pursuant to the terms of his employment agreement, as described in greater detail below, Mr. Delaney will be entitled to receive one (1) year of salary continuation commencing on April 13, 2009 and up to $10,000 in outplacement services from an agency to be selected by the Company.
          Mr. Delaney’s employment agreement provided that his employment could have been terminated with or without cause or upon his death or disability. Additionally, Mr. Delaney was entitled to terminate his employment for “good reason.” If Mr. Delaney had terminated his employment for good reason, he would have been entitled to receive his base salary for a period of one year following the date of such termination. If Mr. Delaney’s employment was terminated in connection with a sale of our business, he would have been entitled to continue to receive his base salary for one year following the date of such termination. If his employment was terminated without cause, he would have been entitled to receive his base salary for a period of one year subsequent to the date of termination. If Mr. Delaney would have terminated his employment without good reason, or if he was terminated for “cause,” he would have been entitled to receive his base salary through the date of termination. For purposes of Mr. Delaney’s agreement, “cause” was defined as a determination by the Board of Directors that the employee was (1) convicted of a felony involving moral turpitude or a felony in connection with his employment, (2) engaged in fraud, embezzlement, material willful destruction of property or material disruption of our operations, (3) using or in possession of illegal drugs and/or alcohol on our premises or reporting to work under the influence of same, or (4) engaged in conduct, in or out of the workplace, which in our reasonable determination would have had an adverse effect on our reputation or business. The employment agreement allowed for the payment of bonuses to be paid Mr. Delaney at the discretion of the Compensation Committee. The agreement also provided Mr. Delaney with the right to participate in all benefits plans made available to our executives and/or employees. Mr. Delaney also agreed to certain noncompetition and nondisclosure provisions which continue under certain conditions for a period up to eighteen months following his termination from the Company effective April 12, 2009.
Outstanding Equity Awards at Fiscal Year-End
The following table and related notes and discussion summarize certain information with respect to outstanding equity awards held by the Named Executive Officers as of December 31, 2008.

	Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
		Number of
	Number of	Securities
	Securities	Underlying
	Underlying	Options	Option Exercise			Number of Shares	Market Value of
	Options	(#)	Price	Option Expiration		That Have Not	Shares That Have
Name	(#) Exercisable	Unexercisable	($)	Date		Vested	Not Vested

Dr. Jeffrey A. Green	130,000	—	2.42	12/9/2009	(3)	—	—
	33,750	—	1.85	6/4/2012	(3)	—	—
	16,500	—	4.05	12/23/2013	(3)	—	—
	18,000	—	7.35	12/28/2014	(3)	—	—
Terry C. Black	46,875	—	2.42	12/9/2009	(4)	—	—
	11,720	—	1.85	6/4/2012	(4)	—	—
	10,500	—	4.05	12/23/2013	(4)	—	—
	7,500	—	7.35	12/28/2014	(4)	—	—
G. Matthew Delaney	15,000	15,000 (1)	0.37	08/11/2018		45,000 (5)	$9,450
Raymond J. Merk	40,000	40,000 (2)	0.37	08/11/2018		—	—

(1)	Mr. Delaney’s unvested options vest as follows: (i) 5,000 on August 11, 2009, (ii) 5,000 on August 11, 2010; and (iii) 5,000 on August 11, 2011.

(2)	Mr. Merk’s unvested options vest as follows: (i) 13,333 on August 11, 2009, (ii) 13,333 on August 11, 2010; and (iii) 13,334 on August 11, 2011.

(3)	Pursuant to the terms of his separation agreement with the Company, Dr. Green’s option awards expired on April 21, 2009.

(4)	Pursuant to the terms of his separation agreement and stock option agreements with the Company, Mr. Black shall only have the right to exercise stock options under such stock option agreements for a period of 90 days following the expiration of Mr. Black’s advisory and consulting services as set forth in his separation agreement.

(5)	Upon Mr. Delaney’s separation from the Company in 2009, all 45,000 restricted Common Shares were forfeited back to the Company.
Additionally, with respect to our 2005 Omnibus Equity Plan (the “Omnibus Plan”), all stock options to purchase Common Shares granted thereunder to a named Executive Officer vest immediately upon such Named Executive Officer’s termination by “Death”, “Disability,” or “Retirement,” as such terms are defined in our Omnibus Plan. Under the Omnibus Plan, all awards become vested upon a “Change in Control,” as such term is defined in our Omnibus Plan.
Director Compensation
     Under the Director compensation program, each Director receives an annual retainer payable solely in stock options with a value of $32,000. Under the Director compensation plan, each new non-management Director will receive an annual retainer payable in stock options with a value of between $32,000 and $48,000 for their first year of service. There were no new non-management Directors appointed in 2008.
     In addition to the above, the Chairman of the Board receives $5,000 per month in cash compensation and an additional option grant in connection with the fourth quarter grant equal to the difference between 50,000 options and the number of options received during the year (including the normal fourth quarter grant). The chair of our Audit Committee receives an additional annual payment of $4,000 in stock options and the chairs of our Compensation Committee and Nominating and Corporate Governance Committees receive an additional annual payment of $2,000 in stock options. All of the annual payments are paid on a quarterly basis. In addition, each non-management Director will be paid a fee, payable quarterly in stock options, ranging from $500 to $1,000 per each attended meeting of our Board or a Committee. Directors will not be paid for a Committee meeting when that meeting coincides with a quarterly Board meeting. Directors will also receive reimbursement for reasonable expenses incurred in attending meetings of the Board of Directors. For purposes of Director payments in stock options, the stock options are valued at the closing price on the third business day following each quarterly earnings announcement. The aggregate number of stock options granted to Directors in each quarter shall not exceed 42,000 shares. In the event that the aggregate value of Director compensation for the quarter would, according to the above methodology, result in the issuance of greater than 42,000 options in the aggregate, each Director’s option shall be proportionately reduced (based on each Director’s compensation for the quarter as a percent of the whole) so that the total option shares granted equals 42,000. As a result of the deterioration in the Company stock price over the last twelve months, this 42,000 per quarter aggregate director options limitation has substantially reduced the actual value received by the Directors to a level substantially below the target retainer, chair fees and meeting fees described herein.
     The following table and related notes and discussion summarize certain information concerning the annual or long-term compensation for services in all capacities, for the fiscal year ended December 31, 2008, to DATATRAK’s non-management Directors:

	Fees Earned or
	Paid in Cash	Stock Awards	Option Awards
Name	($) (1)	($)	($) (2) (3) (4)	Total ($) (2)
Laurence P. Birch (5)	37,500	—	22,427	59,927
Timothy G. Biro (6)	—	—	19,405	19,405
Seth B. Harris (7)	—	—	17,102	17,102
Dr. Jerome H. Kaiser (8)	—	—	15,371	15,371
Dr. Mark J. Ratain (9)	—	—	12,834	12,834
Dr. Robert M. Stote (10)	—	—	15,981	15,981

(1)	Fees earned or paid in cash to Mr. Birch represent compensation for serving as the Company’s Chairman of the Board since May 15, 2008. Mr. Birch earns a monthly cash fee of $5,000.

(2)	Represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2008 in accordance with FAS 123(R).

(3)	The grant date fair value of the options granted was determined by using the Black-Scholes option valuation model. The following assumptions were used to estimate the fair value of the options granted using the Black-Scholes option valuation model: (i) weighted-average risk free interest rate ranging from 3.36% to 3.78%; (ii) weighted-average volatility of the expected market price of the Common Shares ranging from 0.841 to 0.863; (iii) dividend yield, 0%; and (iv) weighted-average expected life of option, seven years. Stock option award expense recorded for Mr. Birch for the year ended December 31, 2008 was $22,427 (8,400 shares awarded with a grant date fair value of $1.37; 7,149 shares awarded with a grant date fair value of $0.54; 8,129 shares awarded with a grant date fair value of $0.29; and 26,120 shares awarded with a grant date fair value of $0.18); stock option award expense recorded for Mr. Biro for the year ended December 31, 2008 was $19,405 (7,754 shares awarded with a grant date fair value of $1.37; 8,043 shares awarded with a grant date fair value of $0.54; 9,484 shares awarded with a grant date fair value of $0.29; and 9,379 shares awarded with a grant date fair value of $0.18); stock option award expense recorded for Mr. Harris for the year ended December 31, 2008 was $17,102 (7,108 shares awarded with a grant date fair value of $1.37; 6,553 shares awarded with a grant date fair value of $0.54; 8,129 shares awarded with a grant date fair value of $0.29; and 8,155 shares awarded with a grant date fair value of $0.18); stock option award expense recorded for Dr. Kaiser for the year ended December 31, 2008 was $15,371 (5,492 shares awarded with a grant date fair value of $1.37; 7,447 shares awarded with a grant date fair value of $0.54; 8,129 shares awarded with a grant date fair value of $0.29; and 8,155 shares awarded with a grant date fair value of $0.18); stock option award expense recorded for Dr. Ratain for the year ended December 31, 2008 was $12,834 (6,785 shares awarded with a grant date fair value of $1.37 and 6,553 shares awarded with a grant date fair value of $0.54); and stock option award expense recorded for Mr. Stote for the year ended December 21, 2008 was $15,981 (6,461 shares awarded with a grant date fair value of $1.37; 6,255 shares awarded with a grant date fair value of $0.54; 8,129 shares awarded with a grant date fair value of $0.29; and 7,748 shares awarded with a grant date fair value of $0.18).

(4)	All of our Directors option awards are fully vested and reflected in each Director’s entry contained in the “Security Ownership of Certain Beneficial Holders and Management” table.

(5)	As of December 31, 2008, Mr. Birch had 57,928 exercisable stock options with various per share exercise prices as follows: (i) 26,120 options at $0.24; (ii) 8,129 options at $0.37; (iii) 7,149 options at $0.69; (iv) 8,400 options at $1.79; and (v) 8,130 options at $2.20. Mr. Birch is to receive a minimum of 50,000 options per year as compensation for serving as the Company’s Chairman of the Board.

(6)	As of December 31, 2008, Mr. Biro had 128,122 exercisable stock options with various per share exercise prices as follows: (i) 9,379 options at $0.24; (ii) 9,484 options at $0.37; (iii) 8,043 options at $0.69; (iv) 7,754 options at $1.79; (v) 37,500 options at $1.97; (vi) 7,587 options at $2.20; (vii) 18,750 options at $2.50; (viii) 18,750 options at $3.46; and (ix) 10,875 options at $7.56.

(7)	As of December 31, 2008, Mr. Harris had 141,344 exercisable stock options with various per share exercise prices as follows: (i) 8,155 options at $0.24; (ii) 8,129 options at $0.37; (iii) 6,553 options at $0.69; (iv) 18,750 options at $1.33; (v) 7,108 options at $1.79; (vi) 37,500 options at $1.97; (vii) 6,774 options at $2.20; (viii) 18,750 options at $2.50; (ix) 18,750 options at $3.46; and (x) 10,875 options at $7.56.

(8)	As of December 31, 2008, Dr. Kaiser had 136,601 exercisable stock options with various per share exercise prices as follows: (i) 8,155 options at $0.24; (ii) 8,129 options at $0.37; (iii) 7,447 options at $0.69; (iv) 18,750 options at $1.33; (v) 5,492 options at $1.79 (vi) 37,500 options at $1.97; (vii) 6,503 options at $2.20; (viii) 15,000 options at $2.42; (ix) 18,750 options at $3.46; and (x) 10,875 options at $7.56.

(9)	As of December 31, 2008, Mr. Ratain was no longer a member of the Board of Directors and had no options outstanding since they expired pursuant to the terms of his option agreements.

(10)	As of December 31, 2008, Dr. Stote had 63,221 exercisable stock options with various per share exercise prices as follows: (i) 7,748 options at $0.24; (ii) 8,129 options at $0.37; (iii) 6,255 options at $0.69; (iv) 6,461 options at $1.79; (v) 6,503 options at $2.20; (vi) 18,750 options at $3.46; and (vii) 9,375 options at $7.56.

There were no outstanding unexercisable stock options for any Board member as of December 31, 2008.
(Remainder Of This Page Intentionally Left Blank)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan Information
The following table sets forth information concerning Common Shares authorized or available for issuance under our equity compensation plans as of December 31, 2008:

Number of
	Number of		Securities
	Securities to be	Weighted-	Remaining Available
	Issued Upon	Average Exercise	for Future Issuance
	Exercise of	Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options,	Options,	(Excluding
Plan	Warrants	Warrants and	Securities Reflected
Category	and Rights	Rights	in Column (a))
	(a)	(b)	(c) (2)
Equity compensation plans approved by shareholders	1,207,549	$2.15	366,376
Equity compensation plans not approved by shareholders(1)	327,743	$6.00	—

Total	1,535,292	$2.97	366,376

(1)	The terms of our March 2007 private placement of 1,986,322 Common Shares required the issuance of 297,948 warrants to purchase additional Common Shares to certain purchasers at $6.00 per share. An additional 29,795 warrants were issued at $6.00 per share to the placement agents who assisted the Company in the private placement. To date, none of these warrants have been exercised. These warrants expire on March 19, 2012.

(2)	The table excludes 411,750 shares reserved for future grants under previously established share option plans which are not expected to be granted.
(Remainder Of This Page Intentionally Left Blank)

Security Ownership of Certain Beneficial Holders and Management
The following table and accompanying footnotes show information regarding the beneficial ownership of our Common Shares as of April 22, 2009, unless otherwise indicated, with respect to:
•	each person who is known by us to beneficially own more than 5% of our outstanding Common Shares,

•	each member of our Board of Directors and each of our Named Executive Officers (as previously defined); and

•	all Directors and executive officers as a group.

	Common Shares
	Beneficially Owned (2)
Name and Address of Beneficial Owner (1)	Number	Percent
Laurence P. Birch	75,166	*
Timothy G. Biro (3)	155,305	1.1%
Terry C. Black (4)	84,869	*
G. Matthew Delaney (5)	—	—
Dr. Jeffrey A. Green (6)	414,235	2.9%
Seth B. Harris (7)	494,007	3.4%
Dr. Jerome H. Kaiser	166,244	1.2%
Raymond J. Merk	4,639	*
Dr. Robert M. Stote	196,173	1.4%
Lucrum Capital LLC (8)	940,550	6.5%
One Sansome Street, Suite 3908 San Francisco, California 94104
Potomac Capital Management LLC (9)	928,646	6.4%
825 Third Avenue, 33rd Floor New York, New York 10022
Diker Management LLC (10)	985,474	6.8%
745 Fifth Avenue, Suite 1409 New York, New York 10151
All Directors and executive officers as a group (9 persons)	1,091,534	7.5%

*	Less than one percent.

(1)	The address of the Directors and executive officers listed above is c/o DATATRAK International, Inc., 6150 Parkland Boulevard, Suite 100, Mayfield Heights, Ohio 44124.

(2)	The number of Common Shares deemed beneficially owned is comprised of (i) 13,706,901 Common Shares outstanding as of April 22, 2009 and with respect to each of the following individuals and groups, the following number of Common Shares which may be purchased pursuant to option exercises within 60 days after April 22, 2009: Mr. Birch (65,530 Common Shares); Mr. Biro (137,535 Common Shares); Mr. Black (76,595 Common Shares); Mr. Harris (150,034 Common Shares); Dr. Kaiser (144,929 Common Shares); Dr. Stote (71,187 Common Shares); all Directors and executive officers as a group (645,810 Common Shares); and with respect to each of the following groups, the following number of Common Shares, which may be exercised pursuant to warrant exercises within 60 days after April 22, 2009: Potomac Capital Management LLC (63,750 Common Shares) and Diker Management LLC (67,501 Common Shares).

(3)	Includes 300 Common Shares held by Mr. Biro’s wife. Mr. Biro disclaims beneficial ownership of these 300 Common Shares.

(4)	The information provided in the table above is based on the most recent information available following Mr. Black’s separation from the Company on June 30, 2008.

(5)	All of Mr. Delaney’s 45,000 restricted Common Shares were forfeited as a result of his separation from the Company on April 12, 2009.

(6)	Includes 110,953 Common Shares held by Dr. Green’s wife, 1,450 Common Shares held by Dr. Green’s son, 1,500 Common Shares held by Dr. Green’s daughter, and 1,500 Common Shares held by Dr. Green’s other daughter. Dr. Green disclaims beneficial ownership of these 115,403 Common Shares. All of Dr. Green’s options were forfeited as a result of the termination of his employment on January 21, 2009. The information provided in the table above is based on the most recent information available following Dr. Green’ separation from the Company.

(7)	Includes 44,634 Common Shares held in trust for Mr. Harris.

(8)	Based solely on information provided pursuant to Schedule 13G filed with the SEC on January 26, 2009 by Lucrum Capital LLC. The aforementioned party indicated that as of December 31, 2008, Lucrum Capital LLC was deemed to beneficially own 940,550 Common Shares.

(9)	Based solely on information provided pursuant to Schedule 13G filed jointly with the SEC on February 27, 2009 by Potomac Capital Management LLC, Potomac Capital Management Inc. and Mr. Paul J. Solit. The aforementioned parties indicated that as of November 10, 2008, Potomac Capital Management LLC, Potomac Capital Management Inc. and Mr. Solit were deemed to beneficially own 928,646 Common Shares consisting of 864,896 Common Shares and warrants to purchase 63,750 Common Shares.

(10)	Based solely on information provided pursuant to Schedule 13G filed jointly with the SEC on February 12, 2009 by (i) Diker GP, LLC, a Delaware limited liability company (“Diker GP”), as the general partner to the Delaware limited partnership the Diker Value Tech Fund, LP (“VT”), Diker Value Tech QP Fund, LP (“VTQP”), Diker Micro-Value Fund, LP (“MV”), the Diker Micro-Value QP Fund, LP (“MVQP”), Diker Micro & Small Cap Fund LP (“MS”) and Diker M&S Cap Master Ltd (“MSCM”) with respect to the Common Shares directly owned by VT, VTQP, MV, MVQP, MS and MSCM (collectively, the “Diker Funds”); (ii) Diker Management, LLC, a Delaware limited liability company (“Diker Management”), as the investment manager of the Diker Funds, with respect to the Common Shares held by the Diker Funds; (iii) Charles M. Diker, a citizen of the United States, and the managing member of each the Diker GP and Diker Management with respect to the Common Shares subject to the control of Dike GP and Diker Management and (iv) Mark N. Diker, a citizen of the United States, and the managing member of each of Diker GP and Diker Management, with respect to the Common Shares subject to the control of Diker GP and Diker Management. As the sole general partner of the Diker Funds, Diker GP, has the power to vote and dispose of the shares of the Common Shares owned by the Diker Funds and, accordingly, may be deemed the beneficial owner of such shares. Charles M. Diker and Mark N. Diker are the managing members of each of Diker GP and Diker Management, and in that capacity direct their operations. Therefore, Charles M. Diker and Mark N. Diker may be deemed to be beneficial owners of the Common Shares beneficially owned by Diker GP and Diker Management. As of December 31, 2008, the aforementioned parties were deemed to beneficially own 985,474 Common Shares.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Transactions
As described in greater detail in the Form 8-K filed with the Commission on February 17, 2006 (the “Merger 8-K”), on February 13, 2006, DATATRAK acquired ClickFind. Mr. Jim Bob Ward, who was the Founder and a significant shareholder of ClickFind, also served as its President and Chief Executive Officer.
The negotiated terms of the acquisition were for an aggregate purchase price of $18,000,000, less approximately $328,000 in certain transaction expenses and certain indebtedness of ClickFind. The cash portion of the purchase price, less cash acquired of $87,000, was approximately $4,669,000. The remainder of the purchase price consisted of $4,000,000 in notes payable (the “Click Find Notes”) and the issuance of approximately $7,863,000 in Common Shares (1,026,522 Common Shares). The $3,000,000 balance of the notes payable had an interest rate of prime plus 1%. The final principal payment was to be payable on February 1, 2009.
In conjunction with the acquisition of ClickFind, DATATRAK appointed Mr. Ward as Vice President of eClinical Development and entered into an employment agreement with him (Mr. Ward’s official title was subsequently changed to Vice President of Research and Development, and effective March 31, 2008, Mr. Ward was appointed Executive Vice President of Market and Client Strategy). In connection with the acquisition of ClickFind, we entered into a Limited Software License Agreement (the “License Agreement”) with Mr. Ward, granting Mr. Ward a limited, royalty-free, non-exclusive license to use, make and create modifications of, sublicense and distribute copies of, and sublicense in executable form the current version of the ClickFind software (as it existed at the time of the closing of our acquisition of ClickFind) in different non-competitive commercial applications. A copy of the License Agreement is attached as Exhibit 10.3 to the Merger 8-K.
In 2008, the Company and certain of the former shareholders of ClickFind, including Mr. Ward (the “Defendants”), were involved in a legal dispute (the “Lawsuit”), regarding a number of matters, including certain representations and warranties in the ClickFind merger agreement and the Company’s obligation to pay the remaining balance of the ClickFind Notes.
On December 18, 2008, the Company announced that it and the Defendants entered into a settlement agreement (the “Settlement Agreement”) whereby the parties settled all claims against each other relating to the Lawsuit. The Settlement Agreement provided, among other things, that the Defendants discharge and release their rights to payment from the Company of both the remaining $3,000,000 principal balance of the ClickFind Notes and accrued interest thereon of approximately $180,000. Furthermore, the Company entered into an amendment to Mr. Ward’s employment agreement, whereby the period during which Mr. Ward remains restricted from engaging in certain activities pursuant to the provisions of his employment agreement, including but not limited to non-competition and non-solicitation provisions, was reduced from thirty-six (36) months to eighteen (18) months following November 1, 2008. The remaining obligations set forth in Mr. Ward’s employment agreement, including but not limited to confidentiality and intellectual property provisions, remain in full force and effect. Additionally, pursuant to the Settlement Agreement, the Company agreed to make equal periodic payments to Mr. Ward totaling One Hundred Forty Thousand Dollars ($140,000), during the one-year period starting November 1, 2008 and ending on October 31, 2009.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The Audit Committee has reviewed the audit fees of the independent registered public accounting firm. During the fiscal years ended December 31, 2008 and December 31, 2007, Ernst & Young LLP provided us with various audit and non-audit services. Set forth below are the aggregate fees for services billed, on a consolidated basis, by Ernst & Young LLP for providing the services indicated for the fiscal years ended December 31, 2008 and December 31, 2007:

	Year End	Year End
	December 31,	December 31,
	2008	2007
Audit fees(1)	$335,300	$369,350
Audit-Related fees(2)(5)	—	—
Tax fees(3)(5)	3,600	—
All Other Fees(4)(5)	1,625	1,625
Total	$340,525	$370,975

(1)	Includes fees and expenses related to the fiscal year audit, quarterly reviews, interim review, consents in respect of Securities and Exchange Commission filings, and, as applicable, audit of internal controls under Sarbanes-Oxley notwithstanding when the fees and expenses were billed or when the services were rendered.

(2)	Assurance and related services that are reasonably related to the performance of the audit or review of the financial statement and not reported under audit fees.

(3)	Tax compliance, tax advice and tax planning.

(4)	All other services not reported under (1) through (3) above.

(5)	Includes fees and expenses for services rendered from January through December of the fiscal year, notwithstanding when the fees and expenses were billed.

Prior to each fiscal year, the Audit Committee receives a written report from Ernst & Young LLP describing the elements expected to be performed in the course of its audit of the Company’s financial statements for the coming year.
The Audit Committee has adopted a policy that requires advance approval of all audit and non-audit services provided by our independent registered public accounting firm prior to the engagement of the independent registered public accounting firm with respect to such services. The Chairman of the Audit Committee has been delegated the authority by the Audit Committee to evaluate and pre-approve the engagement of the independent registered public accounting firm when the entire Audit Committee is unable to do so. The Chairman must report all such pre-approvals to the entire Audit Committee at the next committee meeting. All of the services described above for our 2008 fiscal year were pre-approved by the Audit Committee.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATATRAK INTERNATIONAL, INC.
/s/ Raymond J. Merk
Raymond J. Merk
Vice President of Finance, Chief Financial Officer, Chief Operating Officer and Treasurer

Date: April 30, 2009

Exhibit Index

Exhibit No.	Description	Page
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer