Form 10-Q
period 2009-03-31
DATATRAK INTERNATIONAL INC
filed 2009-05-13
CIK 886530

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes  ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
The number of Common Shares, without par value, outstanding as of April 30, 2009 was 13,706,901.

Part I. Financial Information
Item 1. Financial Statements
DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note A)
ASSETS
Current assets
Cash and cash equivalents	$2,077,513	$1,872,358
Restricted cash — current	—	218,276
Short-term investments	—	499,936
Accounts receivable, net	1,187,661	927,490
Deferred tax asset, net	136,500	61,700
Prepaid expenses and other current assets	193,266	158,582

Total current assets	3,594,940	3,738,342
Property and equipment
Equipment	1,933,841	2,120,621
Software, net of impairment	4,560,322	4,588,781
Leasehold improvements	655,467	660,321

	7,149,630	7,369,723
Less accumulated depreciation	6,469,827	6,584,174

Property and equipment, net	679,803	785,549
Other assets
Deferred tax asset	—	83,700
Deposit	39,549	39,549

Total other assets	39,549	123,249

Total assets	$4,314,292	$4,647,140

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$477,723	$525,293
Notes payable	138,511	195,858
Accrued expenses	1,391,915	1,104,584
Deferred revenue	1,103,807	1,053,096

Total current liabilities	3,111,956	2,878,831
Long-term liabilities
Accrued severance	196,109	—
Long-term debt	20,250	41,523
Deferred revenue	1,316,964	1,260,000
Deferred tax liability	136,500	145,400

Total long-term liabilities	1,669,823	1,446,923
Shareholders’ equity (deficit)
Serial Preferred Shares, without par value, 1,000,000 shares authorized, none issued	—	—
Common Shares, without par value, authorized 25,000,000 shares; issued 17,006,901 shares as of March 31, 2009 and 17,051,901 shares as of December 31, 2008; outstanding 13,706,901 shares as of March 31, 2009 and 13,751,901 shares as of December 31, 2008	79,939,503	79,940,507
Treasury Shares, 3,300,000 shares at cost	(20,188,308)	(20,188,308)
Common Share warrants	1,134,993	1,134,993
Accumulated deficit	(61,353,675)	(60,565,806)

Total shareholders’ equity (deficit)	(467,487)	321,386

Total liabilities and shareholders’ equity (deficit)	$4,314,292	$4,647,140

Note A:	The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue	$2,086,176	$2,088,229

Direct costs	473,862	933,879

Gross profit	1,612,314	1,154,350

Selling, general and administrative expenses	1,643,577	2,830,757

Severance expense	633,625	25,843

Depreciation and amortization	121,976	522,426

Loss from operations	(786,864)	(2,224,676)

Interest income	3,003	59,740

Interest expense	4,008	66,567

Other loss	—	1,382

Loss before income taxes	(787,869)	(2,232,885)

Income tax expense	—	—

Net loss	$(787,869)	$(2,232,885)

Net loss per share:

Basic:
Net loss per share	$(0.06)	$(0.16)

Weighted-average shares outstanding	13,741,401	13,681,901

Diluted:
Net loss per share	$(0.06)	$(0.16)

Weighted-average shares outstanding	13,741,401	13,681,901

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating activities
Net loss	$(787,869)	$(2,232,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121,976	522,426
Stock-based compensation	(1,005)	105,231
Accretion of discount on investments	(449)	(42,031)
Other	—	1,382
Changes in operating assets and liabilities:
Accounts receivable	(260,171)	(321,597)
Prepaid expenses and other current assets	183,592	75,280
Deferred taxes, net	—	15,000
Accounts payable and accrued expenses	426,334	141,424
Deferred revenue	107,675	(375,155)

Net cash used in operating activities	(209,917)	(2,110,925)
Investing activities
Purchases of property and equipment	(16,230)	(7,350)
Maturities of short-term investments	3,000,000	18,600,000
Purchases of short-term investments	(2,499,615)	(14,468,443)

Net cash provided by investing activities	484,155	4,124,207
Financing activities
Payments of long-term debt	(78,620)	(490,811)

Net cash used in financing activities	(78,620)	(490,811)

Effect of exchange rate changes on cash	9,537	3,555

Increase in cash and cash equivalents	205,155	1,526,026
Cash and cash equivalents at beginning of period	1,872,358	1,919,316

Cash and cash equivalents at end of period	$2,077,513	$3,445,342

See notes to condensed consolidated financial statements.

DATATRAK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of DATATRAK International, Inc. and subsidiaries (“DATATRAK” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.
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
     The Company is subject to applicable NASDAQ Capital Market requirements and failure to comply with these requirements could result in the Company’s common shares being delisted from the NASDAQ Capital Market. As of March 31, 2009, the Company was not in compliance with the NASDAQ requirements of: (i) a $1.00 minimum closing bid price (“Minimum Bid Price Rule”); and (ii) shareholders’ equity of $2.5 million, market value of publicly-held shares of $35 million, or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. NASDAQ had earlier notified the Company of its non-compliance with these requirements. On January 8, 2009, the Company presented its plan to the NASDAQ Listing Qualifications Panel (the “Panel”) to regain compliance with the minimum shareholders’ equity requirement and requested the maximum extension allowable for continued listing. On March 17, 2009, the Company received a letter from NASDAQ granting DATATRAK’s request for the maximum extension allowable for continued listing relating to the minimum shareholders’ equity requirement, which is June 1, 2009. The June 1, 2009 extension date represents the full extent of the Panel’s authority to grant an exception and allow continued listing while the Company remains deficient. The Company is presently evaluating alternatives in the event the Company is delisted in June.
     On January 7, 2009, the Company received a letter from NASDAQ informing DATATRAK that NASDAQ had decided to extend the suspension of the Minimum Bid Price Rule and that enforcement of such rule is scheduled to resume on April 20, 2009. On March 25, 2009, the Company received another letter from NASDAQ informing DATATRAK that NASDAQ had decided to further extend the suspension of the Minimum Bid Price Rule and that enforcement of such rule is now scheduled to resume on July 20, 2009. Further, the March 25, 2009 letter indicated that the Company will receive another notice prior to the resumption of the Minimum Bid Price Rule and such letter will specify the number of calendar days remaining in the Company’s compliance period and the specific date by which it needs to regain compliance with the Minimum Bid Price Rule. NASDAQ could delist the Company’s common shares at any time for failure to maintain compliance with any other continued listing requirements including the minimum shareholders’ equity requirement noted in (ii) above.

3. Fair Value Measurements
     On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” as required for financial assets and liabilities. The adoption of SFAS No. 157 had no material impact on the Company’s financial position, results of operations or cash flows during the year ended December 31, 2008. SFAS No. 157 was effective January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. On January 1, 2009, the Company adopted the remaining provisions of SFAS No. 157, as permitted by FASB Staff Position 157-2. FAS 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Non-financial assets for the Company include finite-lived tangible and intangible assets measured at fair value during the performance of impairment testing or assets acquired and liabilities assumed in a business combination should such a transaction occur in the future. The adoption of the required provisions of SFAS No. 157-2 on January 1, 2009 did not have a material impact on the Company’s condensed consolidated financial statements as all finite-lived assets were not deemed to be impaired using an undiscounted cash flow analysis. The standard provides guidance for establishing a frame work for measuring fair values of assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The standard clarifies the principle that fair value should be based on the assumptions or inputs market participants would use when pricing the asset or liability.
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
     The Company’s only financial assets or liabilities subject to SFAS No. 157 as of March 31, 2009 were investments in cash equivalents. As of December 31, 2008 the Company’s only financial assets or liabilities subject to SFAS No. 157 were investments in cash equivalents and short-term investment instruments consisting primarily of corporate obligations in the form of commercial paper, grade A1 or better. Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.
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

     The following table presents the financial instruments carried at fair value as of March 31, 2009 and December 31, 2008 by caption on the consolidated balance sheet and by SFAS No. 157 valuation hierarchy as described above.
Fair Value Measurements at Reporting Date Using

		Quoted Prices in
		Active Markets for	Significant Other	Significant
Description	March 31, 2009	Identical Assets	Observable Inputs	Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Cash Equivalents — Money Market Funds	$995,000	$995,000	$—	$—
Short-term Investments — Corporate Obligations (i.e. Commercial Paper)	—	—	—	—

Total	$995,000	$995,000	$—	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
Description	December 31, 2008	Identical Assets	Observable Inputs	Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Cash Equivalents — Money Market Funds	$1,219,000	$1,219,000	$—	$—
Short-term Investments — Corporate Obligations (i.e. Commercial Paper)	500,000	500,000	—	—

Total	$1,719,000	$1,719,000	$—	$—

4. Recently Issued Accounting Pronouncements
     On January 1, 2009, the Company adopted the provisions of EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF 07-5 was issued in June 2008 to clarify how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock.” EITF 07-5 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The consensus must be applied to all instruments outstanding on the date of adoption and the cumulative effect of applying the consensus must be recognized as an adjustment to the opening balance of retained earnings at transition. The adoption of EITF 07-5 had no material impact on the Company’s financial position, results of operations or cash flows during the quarter ended March 31, 2009.
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of Accounting Research Bulletin 51. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the Consolidated Statement of Income is presented thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS 133. SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008 with early adoption permitted. The adoption of SFAS 161 did not have an impact on the Company’s financial statements.
     In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP). SFAS 162 directs the GAAP hierarchy to the entity as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 was adopted in the first quarter of 2009. The adoption of SFAS 162 did not have an impact on the Company’s financial statements.
     In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal and extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective prospectively for intangible assets acquired or renewed after January 1, 2009. The Company does not expect the adoption of FSP 142-3 will have a material impact on its financial position or results of operations.
5. Net Loss Per Share
     The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended March 31,
	2009	2008
Net loss used in the calculation of basic and diluted earnings per share	$(788,000)	$(2,233,000)

Denominator for basic net loss per share — weighted-average common shares outstanding	13,741,000	13,682,000
Effect of dilutive common share options and warrants	—	—

Denominator for diluted net loss per share	13,741,000	13,682,000

Basic net loss per share	$(0.06)	$(0.16)

Diluted net loss per share	$(0.06)	$(0.16)

Weighted-average common share options and warrants excluded from the computation of diluted net loss per share because they would have an anti-dilutive effect on net loss per share	1,519,000	1,487,000

6. Comprehensive Loss
     The following table sets forth comprehensive loss.

	Three Months Ended March 31,
	2009	2008
Net loss	$(788,000)	$(2,233,000)
Foreign currency translation	—	(5,000)

Comprehensive loss	$(788,000)	$(2,238,000)

7. Shareholders’ Equity
     In connection with a March 2007 financing, we granted registration rights for 1,986,322 purchased common shares and for 327,743 common shares issuable upon the exercise of warrants. The proceeds were allocated between common shares and common share warrants based on their fair values. All the warrants were outstanding as of March 31, 2009 and December 31, 2008. The registration rights agreement specifies filing and “effectiveness” deadlines and requires the Company to, except under certain limited circumstances, keep the registration statement effective until certain threshold dates. The registration rights agreement also requires the Company to maintain (e.g. maintenance requirement) a sufficient number of common shares to satisfy all the warrants if they were exercised now or in the future. DATATRAK has sufficient authorized, unregistered common shares to permit exercise of the warrants. Accordingly, the Company classified the warrants as equity instruments.
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

8. Operating Leases
     The Company leases certain office equipment and space. Future minimum lease payments for the Company under non-cancelable operating leases as of March 31, 2009 are as follows:

Twelve Months ended March 31,	Amount
2010	$264,000
2011	242,000
2012	247,000
2013	180,000
Subsequent to 2013	—

Total	$933,000

9. Income Taxes
     Income tax expense consists of the following:

	Three Months Ended March 31,
	2009	2008
Current — U.S.	$—	$(15,000)
Deferred — foreign	—	15,000

	$—	$—

     A reconciliation of income tax expense at the U.S. federal statutory rate to the effective income tax rate is as follows:

	Three Months Ended March 31,
	2009	2008
Income tax benefit at the United States statutory rate	$(268,000)	$(759,000)
Change in valuation allowance	263,000	887,000
Foreign tax credit	—	(116,000)
Change in FIN No. 48 liability	—	(15,000)
Foreign taxes	—	(2,000)
Non-deductible permanent differences	5,000	5,000

	$—	$—

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
(Remainder Of This Page Intentionally Left Blank)

10. Long-Term Debt
     Long-term debt at March 31, 2009 and December 31, 2008 is summarized below:

	March 31,	December 31,
	2009	2008
Financing agreement with Oracle Credit Corporation (the “Oracle Agreement”)	$18,000	$44,000
Capital lease agreements with Dell Financial Services (the “Dell Agreements”)	141,000	185,000
Insurance Notes payable	—	8,000

	159,000	237,000
Less current maturities	139,000	196,000

	$20,000	$41,000

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
     During May 2008, the Company entered into two separate financing agreements (the “Insurance Notes”) with Westfield Bank, FSB for the payment of the Company’s insurance premiums. The notes bore interest at 6.9% and 7.2%, respectively, and were due in monthly installments of $11,000 and $8,000, including accrued interest, respectively. At March 31, 2009, there were no remaining amounts due to Westfield Bank, FSB.
11. Restructuring Costs
     On January 21, 2009 the Company announced the retirement of Dr. Jeffrey Green as Chief Executive Officer of DATATRAK and also as a member of our Board of Directors. In the first quarter of 2009, the Company recorded a severance charge of $463,000 related to Dr. Green’s retirement which will be paid out over a two-year period. Also during the first quarter, the Company announced the departure of Mr. Matthew Delaney, who has served as DATATRAK’s Interim President since May 2008. In connection with his departure, the Company has recorded a severance charge of $167,000 in the first quarter of 2009 that will be paid out over a 12-month period. Reconciliations of the Company’s accrued severance balances for the first three months ended March 31, 2009 and 2008 are as follows:

	Accrued Severance Reconciliation
Description	2009	2008
Accrued severance at Jan 1	$245,000	$523,000
Charges	634,000	26,000
Payments	(151,000)	(221,000)

Accrued severance at Mar 31	$728,000	$328,000

     The Company accounts for termination benefits in accordance with Statement of Financial Accounting Standards (“FAS”) No. 146, “Accounting for the Cost of Exit or Disposal Activities,” which requires termination benefits for employees who will not be retained to render service beyond the minimum notification period to be recognized at the communication date.
12. Restricted Cash
     Effective January 31, 2009, DATATRAK, Inc., a wholly owned subsidiary of the Company, terminated its non-exclusive Marketing Service Agreement (“Agreement”) with DATATRAK Deutschland GmbH (“Deutschland GmbH”). As of December 31, 2008, Deutschland GmbH recorded accrued expenses for lease and other obligations incurred through January 31, 2009 totaling $218,000. As a result of the termination of the Agreement, Deutschland GmbH was required under applicable German law to file a petition for voluntary bankruptcy in the German courts and had on hand $218,000, designated as restricted cash, to fund these liabilities as of December 31, 2008. The restricted cash was paid out in settlement of these liabilities during the first quarter of 2009 and there was no remaining restricted cash on hand at March 31, 2009.

13. Software Development Costs
     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards (“FAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Such costs are amortized over the lesser of three years or the economic life of the related product. The net carrying value for capitalized software development costs was $406,000 and $434,000 as of March 31, 2009 and December 31, 2008, respectively. The Company performs a review of the recoverability of such capitalized software costs when impairment indicators arise. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any impairment amounts are expensed.
     As of June 30, 2008, impairment indicators were present and the Company performed a review of the recoverability of its DATATRAK eClinical software. As a result of lower expectations regarding potential future cash flows associated with the software, the Company recorded a partial impairment loss on its DATATRAK eClinical software of $1,700,000 during the second quarter of 2008. The Company used a relief from royalty methodology and determined the fair value of the software to be $480,000 as of June 30, 2008. The software is being amortized over its remaining estimated life of approximately four years and is stated at $401,000 at March 31, 2009.
     Research and development expenses included in selling, general and administrative expenses were $289,000 and $471,000 for the three months ended March 31, 2009 and 2008, respectively.
14. Goodwill and Finite-Lived Tangible and Intangible Assets
     The Company determined that impairment indicators existed as of June 30, 2008. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company conducted a two-step impairment test to assess the carrying value of its goodwill. The results of the test and other qualitative factors negatively impacting the Company’s expected future performance resulted in a full impairment loss of its goodwill in the amount of $10,856,000 as of June 30, 2008.
     In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” the carrying values of long-lived assets are evaluated if circumstances indicate a possible impairment in value. The Company conducted impairment testing of its finite-lived tangible and intangible assets as of June 30, 2008 as well. As a result of its testing, the Company recorded an impairment loss of $144,000 on its ClickFind non-compete intangible asset, $63,000 for certain German fixed assets and $1,700,000 on its DATATRAK eClinical software as of June 30, 2008.
     The Company determined that impairment indicators existed as of March 31, 2009 and as of December 31, 2008. The Company conducted interim impairment testing of its DATATRAK eClinical software as of both dates and determined that no further impairment of its software had occurred as of either date.
15. Reclassification
     Certain prior year amounts have been reclassified to conform to the current year presentation.
16. Contingencies
     In the ordinary course of business, the Company is involved in employment related legal proceedings. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information set forth and discussed below for the three month period ended March 31, 2009 is derived from, and should be read in conjunction with, the condensed consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.
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
     The Company had a concentration of a small number of customers that made up a significant portion of its revenue for both of the three month periods ended March 31, 2009 and 2008. Revenue from the three largest customers as a percentage of the Company’s total revenue for each three month period was 45% and 40% in 2009 and 2008, respectively.
     Current unfavorable market conditions caused by the global economic recession have made it more difficult for the Company to increase its backlog through the signing of new customer contracts. Our backlog decreased approximately $1.7 million from $11.4 million as of December 31, 2008 to $9.7 million as of March 31, 2009. The reduction in backlog reflects the cancellation of three trials by a significant customer totaling approximately $570,000. Other than the $800,000 enterprise license agreement signed at the beginning of 2008, most of our new customer contracts in 2008 and the first quarter of 2009 have been in the form of smaller individual trials. We believe that our sales growth of new trials has been inhibited by the poor economic climate. While the economic conditions have been difficult, the Company managed to demonstrate positive results on its cost-cutting initiatives, as it substantially reduced its operating loss in the 2009 first quarter compared to the operating loss recorded in the first quarter of 2008.
     Financial Performance Improvement
     For the three months ended March 31, 2009, our gross profit margin improved to 77% compared to 55% for the same three month period of the prior year. The improved gross margin reflects relatively constant revenue of $2.1 million for each quarter and a 49% reduction in direct costs. Selling, general and administrative expenses decreased 42% for the three months ended March 31, 2009 compared to the same period of the prior year. Combined, direct costs and SG&A expenses were $1.6 million lower for the three month period ending March 31, 2009 compared to the same period of the prior year. Excluding severance charges, our loss from operations for the three month period ended March 31, 2009 was $(153,000) compared to $(2,199,000) in the corresponding prior year period. Our income from operations in the fourth quarter of 2008, excluding severance, was $15,000.
     German Office Closure
     In 2008 we continued to optimize our operational efficiencies and streamlined our cost structure with the closure of our German office and the transition of our global Help Desk and European client support operations to our Cleveland, Ohio office. As a result of the German office closure total costs and operating expenses were approximately $664,000 lower in the first quarter of 2009 as compared to the first quarter of 2008. Effective January 31, 2009, DATATRAK, Inc., a wholly owned subsidiary of the Company, terminated its non-exclusive Marketing Services Agreement (“Agreement”) with DATATRAK Deutschland GmbH (“Deutschland GmbH”). As a result of the termination of the Agreement, Deutschland GmbH was required under applicable German law to file a petition for voluntary bankruptcy in the German courts.

     Strategic Alternatives
     On July 21, 2008, we announced we had retained Healthcare Growth Partners, LLC as a strategic and financial advisor to assist the Board of Directors in evaluating a variety of potential opportunities directed at maximizing shareholder value. These potential opportunities may include, but are not limited to, a sale, merger or other business combination of the Company; strategic partnerships or alliances; or raising additional capital, if the Company determines it is in the best interest of its shareholders to continue as a stand alone entity. This review process is ongoing and we undertake no obligation to make any further announcement regarding the exploration of strategic alternatives unless and until the Board of Directors has approved a specific course of action. There can be no assurance that this process will result in any specific transaction or in any changes to the Company’s current direction.
     Restructured Senior Management Team
     On January 21, 2009, the Company announced the retirement of Dr. Jeffrey Green as Chief Executive Officer of DATATRAK and also as a member of our Board of Directors. On March 16, 2009, the Company announced Mr. Matthew Delaney was no longer employed as the Company’s Interim President. Mr. Laurence Birch, Chairman of the Board of DATATRAK, will provide support in the interim for the functions of the Chief Executive Officer and President positions. Also on January 21, 2009, our Chief Financial Officer, Mr. Raymond J. Merk, assumed the role and responsibilities of Chief Operating Officer in addition to his Chief Financial Officer responsibilities.
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
     As previously disclosed, the Company and certain former shareholders of ClickFind (the “Indemnifying Shareholders”) were involved in a dispute relating to certain representations and warranties in the Merger Agreement (United States District Court for the Northern District of Ohio, Eastern Division, Case No. 1:08CV02182) (the “Lawsuit”). On December 18, 2008, we announced the dispute had been resolved and that an agreement to settle all claims with the defendants in the case had been reached. In connection with such resolution, the $3,000,000 balloon payment due on February 1, 2009 and accrued interest of $180,000 due the Indemnifying Shareholders was forgiven. The Company’s condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008 reflect the removal of the $3,000,000 obligation.
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
     Deferred revenue represents cash advances received in excess of revenue earned on contracts. Payment terms vary with each contract but typically include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. Generally, the cash advances or deposits are 25% of the total contract amount. The deferred revenue account is reduced monthly as revenue is recognized on each individual contract. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. Likewise, in the event of contract cancellation prior to earning revenue equal to or greater than the initial payment, the Company is required to refund the unused portion. The Company’s deferred revenue balance including the long-term portion was $2,421,000 at March 31, 2009.
     Backlog
     Backlog consists of anticipated revenue from authorization letters to commence services, statements of work and other signed contracts yet to be completed. Potential contracts or authorization letters that have passed the verbal stage, but have not yet been signed, are excluded from backlog. At March 31, 2009, the Company’s backlog was $9,699,000 compared to $11,400,000 at December 31, 2008. The Company’s individual trial contracts can be cancelled or delayed at anytime. The reduction in backlog reflects the cancellation of three trials by a significant customer totaling approximately $570,000. Approximately 79% of the Company’s March 31, 2009 backlog is individual contracts and subject to being cancelled or delayed at anytime. The Company’s individual contract backlog, at any point in time, is not an accurate predictor of future levels of revenue. As a result of the Company’s transactional and service-based business model combined with the dynamic nature of the clinical trials market where changes in scope are common, backlog has historically not been an accurate predictor of short-term revenue.
     Possible Delisting of Company’s Common Shares
     The Company is subject to applicable NASDAQ Capital Market requirements and failure to comply with these requirements could result in the Company’s common shares being delisted from the NASDAQ Capital Market. As of March 31, 2009, the Company was not in compliance with the NASDAQ requirements of: (i) a $1.00 minimum closing bid price (“Minimum Bid Price Rule”); and (ii) shareholders’ equity of $2.5 million, market value of publicly-held shares of $35 million, or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. NASDAQ had earlier notified the Company of its non-compliance with these requirements. On January 8, 2009, the Company presented its plan to the NASDAQ Listing Qualifications Panel (the “Panel”) to regain compliance with the minimum shareholders’ equity requirement and requested the maximum extension allowable for continued listing. On March 17, 2009, the Company received a letter from NASDAQ granting DATATRAK’s request for the maximum extension allowable for continued listing relating to the minimum shareholders’ equity requirement, which is June 1, 2009. The June 1, 2009 extension date represents the full extent of the Panel’s authority to grant an exception and allow continued listing while the Company remains deficient. The Company is presently evaluating alternatives in the event the Company is delisted in June.
     On January 7, 2009, the Company received a letter from NASDAQ informing DATATRAK that NASDAQ had decided to extend the suspension of the Minimum Bid Price Rule and that enforcement of such rule is scheduled to resume on April 20, 2009. On March 25, 2009, the Company received another letter from NASDAQ informing DATATRAK that NASDAQ had decided to further extend the suspension of the Minimum Bid Price Rule and that enforcement of such rule is now scheduled to resume on July 20, 2009. Further, the March 25, 2009 letter indicated that the Company will receive another notice prior to the resumption of the Minimum Bid Price Rule and such letter will specify the number of calendar days remaining in the Company’s compliance period and the specific date by which it needs to regain compliance with the Minimum Bid Price Rule. NASDAQ could delist the Company’s common shares at any time for failure to maintain compliance with any other continued listing requirements including the shareholders’ equity requirement noted in (ii) above.

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
     A summary of the Company’s critical accounting policies related to revenue recognition, software development costs, stock-based compensation, goodwill and finite-lived tangible and intangible assets and income taxes can be found in the Company’s Annual Report on Form 10-K, filed on March 16, 2009, (“Annual Report”) under the heading “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations
     Three months ended March 31, 2009 compared with three months ended March 31, 2008
     Revenue for the three months ended March 31, 2009 remained relatively constant at $2,086,000, as compared to $2,088,000 for the three months ended March 31, 2008. During the first quarter of 2009, the Company recorded revenue related to 96 contracts compared to 93 contracts during the three months ended March 31, 2008. For the three months ended March 31, 2009, $2,032,000 of revenue was the result of contracts that were in backlog at December 31, 2008 and $54,000 was the result of new business signed since January 1, 2009. For the three months ended March 31, 2008, $1,887,000 of revenue was generated from contracts that were in backlog at December 31, 2007 and $201,000 of revenue was the result of new business signed since January 1, 2008.
     Direct costs of revenue decreased 49.3%, from $934,000 in the first quarter of 2008 to $474,000 in the first quarter of 2009. The consolidation of our Help Desk services into our corporate headquarters office allowed us to close our German office in 2008 and reduce the related direct costs by $260,000 in the first quarter of 2009 compared to the same period of the prior year. Additional staff reductions in our U.S. operations provided an additional $110,000 of cost savings in the first three months of 2009 compared to the same period in 2008. In all, headcount reductions accounted for $370,000 of the overall $460,000 decrease in direct costs. The Company’s gross margin improved to 77.3% for the three months ended March 31, 2009 compared to 55.3% for the three months ended March 31, 2008. Our ability to reduce direct costs by almost 50% while servicing the same level of revenue led to the significant improvement in gross margin.
     Selling, general and administrative expenses (“SG&A”) include all administrative personnel costs, business and software development costs, and all other expenses not directly chargeable to a specific contract. SG&A expenses decreased by a net $1,187,000, or 41.9%, to $1,644,000 from $2,831,000 for the three months ended March 31, 2009 and 2008, respectively. Of the $1,187,000 reduction approximately $411,000, or 34.6%, was savings related to the closing of our German office. The German office savings was comprised mainly of wages, office rent and outside professional fees such as legal and accounting.
     SG&A expenses also declined in the first quarter of 2009 compared to the prior year same period as a result of the restructuring of our Executive Management team. Executive Management personnel costs decreased $155,000 in the 2009 first quarter compared to the 2008 first quarter. In addition, several SG&A expense line items decreased due to cost savings initiatives resulting in a net savings of approximately $621,000.
     During the first quarters ended March 31, 2009 and 2008, the Company recorded charges of $634,000 and $26,000, respectively, for severance benefits due to terminated employees. The severance charges recorded in the first quarter of 2009 related mainly to the retirement of Dr. Jeffrey Green, our Chief Executive Officer and the departure of Mr. Matthew Delaney, who served as Interim President since May 2008.
     Depreciation and amortization expense decreased $400,000, or 76.7%, to $122,000 for the three months ended March 31, 2009 compared to $522,000 for the three months ended March 31, 2008. The decrease was mainly a result of a significant reduction in amortization expense related to the acquired amortizable intangible assets in the ClickFind merger and certain assets becoming fully depreciated. During the second quarter of 2008, the Company recorded a $1,844,000 impairment loss on the acquired ClickFind intangible assets. Amortization expense on the acquired ClickFind intangible assets was approximately $306,000 in the first quarter of 2008 compared to $26,000 in the first quarter of 2009. The only remaining intangible asset from the ClickFind merger is the software now known as DATATRAK eClinical which has an adjusted amortizable value of $401,000 at March 31, 2009 and is being amortized over the estimated remaining life of approximately four years. In addition, depreciation expense decreased by approximately $110,000 due to the increasing number of fixed assets that became fully depreciated since March 2008. As described in Note 13 “Software Development Costs” to the condensed consolidated financial statements above, no additional impairment had occurred in the first quarter of 2009.
     Interest income decreased by $57,000, to $3,000, in the first quarter of 2009 from $60,000 in the first quarter of 2008 primarily as a result of lower investment rates and a reduction of the Company’s short-term investment balances which have been used to fund its operations.
     Interest expense decreased by $63,000 to $4,000, in the first quarter of 2009 from $67,000 in the first quarter of 2008 primarily from the settlement of the Lawsuit in December 2008 and the related forgiveness of the entire $3,000,000 of ClickFind Notes payable which originated with the ClickFind acquisition in 2006.
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
     We typically receive a low volume of large-dollar receipts and our accounts receivable will fluctuate due to the timing and size of cash receipts. Any increase in our “days sales outstanding” is an indicator that our cash flow from operations and our working capital has been negatively impacted. At March 31, 2009, our “days sales outstanding” was 52 days as compared with 39 days calculated at December 31, 2008. Trade accounts receivable (net of allowance for doubtful accounts) was $1,186,000 at March 31, 2009 and $922,000 at December 31, 2008.
     During the first quarter of 2009 our cash and investments balance decreased by approximately $294,000, from $2,372,000 at December 31, 2008, to $2,078,000 at March 31, 2009. The $294,000 decrease reflects the cash used to fund our operations as well as the payout of $151,000 in severance commitments, $16,000 for the purchase of property and equipment and $79,000 to repay capital lease related debt.
     Our audited financial statements for the fiscal year ended December 31, 2008, were prepared under the assumption that we will continue our operations as a going concern. We have a history of losses and negative cash flows from operations over the past three years. As a result, our independent registered accounting firm has issued an unqualified opinion, for the year ended December 31, 2008, which includes a paragraph stating that there is substantial doubt about our ability to continue as a going concern. Continued operations are dependent primarily on three key factors: (i) our ability to maintain our current business already under contract and reflected in our backlog amount; (ii) our ability to market and sell new business currently not reflected in our backlog amount; and (iii) our ability to raise additional capital or complete one of the strategic alternatives identified earlier in this section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     Without additional funding, our ability to meet short-term working capital requirements during the current fiscal year, and our ability to meet longer-term working capital requirements, will depend entirely on the cash generation of existing trials currently in backlog and our ability to sell and contract for new trials. Our existing trials are subject to delay or cancellation at any time. Because of the exposure to unforeseen delays or cancellations our ability to accurately forecast future cash receipts from existing trials is limited. We believe our ability to sell and contract for new trials with longer term durations is influenced to some degree by our current financial uncertainty. We previously believed that the uncertainty surrounding the resolution of the ClickFind litigation also impacted our ability to sell and contract for new trials. We further believe that sufficient time has not lapsed since the date of the litigation settlement and the date of this report to ultimately understand the impact of the settlement on our ability to sell and contract for new trials. Because of the uncertainty of our longer term financial stability and not knowing how the current economy will impact our clients, our ability to accurately forecast future cash receipts from new trials is limited. Because of the uncertainty that exists surrounding our ability to forecast cash generation from our operations, and the uncertainty of being able to raise additional funding or complete a strategic alternative, we cannot provide assurances that we will have sufficient funds to meet our working capital requirements for the next 12 months or beyond.
     We have established a line of credit with a bank. This line only allows us to borrow up to a certain percentage of our investments, as determined by the type of investment, held at the bank. As of March 31, 2009, approximately $469,000 was available to be borrowed. The line of credit bears interest at rates based on the prime rate, and is payable on demand. We had no amounts outstanding against the line of credit at March 31, 2009.
     We intend to continue to fund the maintenance and testing of the DATATRAK EDC® software, as well as invest in the development, enhancement and testing of our DATATRAK eClinical ™ software. Future enhancements will be focused upon those advancements that are associated with a sound business case demanded by our clients. For the first three months ended March 31, 2009, we expensed approximately $289,000 for research and development compared to $471,000 for the same time period of the prior year.
     We are uncertain as of the date of this report as to our ability to raise additional capital or complete any strategic alternative previously discussed. On July 21, 2008, we announced we had retained Healthcare Growth Partners, LLC as a strategic and financial advisor to assist the Board of Directors in evaluating a variety of potential opportunities directed at maximizing shareholder value. These potential opportunities may include, but are not limited to, a sale, merger or other business combination of the Company; strategic partnerships or alliances; or raising of additional capital. This review process is ongoing and we undertake no obligation to make any further announcement regarding the exploration of strategic alternatives unless and until the Board of Directors has approved a specific course of action. There can be no assurance that this process will result in any specific transaction or in any changes to the Company’s current direction. In mid-September 2008, the ongoing subprime mortgage crisis in the United States accelerated into a global financial crisis causing turmoil in the United States and world financial markets. Current financial market conditions may have an adverse impact on the Company’s ability to achieve any strategic alternatives including the raising of additional funding. We believe the December 18, 2008 settlement of the Lawsuit and forgiveness of the $3,000,000 balloon payment, originally due February 1, 2009, will have a positive impact on our strategic alternative and/or fund raising efforts. We further believe that sufficient time has not lapsed since the date of the litigation settlement and the date of this report to ultimately understand the impact of the settlement on our strategic alternative and fund raising efforts.
     The Company’s financial assets primarily consisted of money market funds totaling $995,000 at March 31, 2009. In spite of the recent credit crisis and disruptions in the financial markets, the Company’s investment portfolio was not impaired. The underlying securities of the Company’s money market investments included various U.S. government and treasury securities and other sound securities that held their trading value at $1/share.
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
Fair Value Measurements
     During the first quarter of 2008, the Company adopted the Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements.” The adoption of FAS No. 157 had no material impact on the Company’s financial position, results of operations or cash flows during the year ended December 31, 2008. FAS No. 157 was effective January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. On January 1, 2009, the Company adopted the remaining provisions of SFAS No. 157, as permitted by FASB Staff Position 157-2. FAS 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Non-financial assets for the Company include finite-lived tangible and intangible assets measured at fair value during the performance of impairment testing or assets acquired and liabilities assumed in a business combination should such a transaction occur in the future. The adoption of the required provisions of SFAS No. 157-2 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements as all finite-lived assets were not deemed to be impaired using an undiscounted cash flow analysis. The standard provides guidance for establishing a frame work for measuring fair values of assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The standard clarifies the principle that fair value should be based on the assumptions or inputs market participants would use when pricing the asset or liability. In support of this principle, FAS No. 157 establishes a three level hierarchy for fair value measurements based on the quality or transparency of inputs used to measure the fair value of an asset or liability at the measurement date. For details on the Company’s adoption of FAS No. 157 for financial assets and liabilities, see Note 3 “Fair Value Measurements” to our condensed consolidated financial statements.
Inflation
     To date, the Company believes the effects of inflation have not had a material adverse effect on its results of operations or financial condition.
Information About Forward-Looking Statements
     Certain statements made in this Form 10-Q, other SEC filings, written materials or orally by the Company or its representatives may constitute forward-looking statements that are based on management’s current beliefs, estimates and assumptions concerning the operations, future results and prospects of the Company and the clinical pharmaceutical research industry in general. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements related to future revenue, profits, expenses, cost reductions, cash management alternatives, exploration of strategic alternatives, raising additional funds, income and earnings per share or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In addition, words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to the safe harbors created in the Exchange Act. Factors that may cause actual results to differ materially from those in the forward-looking statements include the limited operating history on which the Company’s performance can be evaluated; the ability of the Company to continue to enhance its software products to meet customer and market needs; fluctuations in the Company’s quarterly results; the viability of the Company’s business strategy and its early stage of development; the timing of clinical trial sponsor decisions to conduct new clinical trials or cancel or delay ongoing trials; the Company’s dependence on major customers; government regulation associated with clinical trials and the approval of new drugs; the ability of the Company to compete in the emerging EDC market; losses that potentially could be incurred from breaches of contracts or loss of customer data; the inability to protect intellectual property rights or the infringement upon other’s intellectual property rights; delisting of Company’s common shares from the NASDAQ Capital Market due to our failure to continue to meet applicable NASDAQ Capital Market requirements; the Company’s success in integrating ClickFind’s operations into its own operations and the costs associated with maintaining and/or developing two product suites; uncertain impact on our customers and contracts as a result of the recent economic downturn; and general economic conditions such as the rate of employment, inflation, interest rates and the condition of capital markets. This list of factors is not all inclusive. In addition, the Company’s success depends on the outcome of various strategic initiatives it has undertaken, all of which are based on assumptions made by the Company concerning trends in the clinical research market and the health care industry. Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not undertake any obligation to update any statements whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to market risk from changes in interest rates since it invests short-term excess cash in cash equivalents such as money market funds. A summary of the Company’s market risk exposures is presented below.
     Interest Rate Risk
     DATATRAK has fixed income investments consisting of cash equivalents which may be affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Investments are reported at amortized cost, which approximates fair value. A 1.0 percentage point change in interest rates during the three months ended March 31, 2009 would have resulted in a $6,000 change in DATATRAK’s interest income during the quarter.

     Foreign Currency Risk
     DATATRAK’s foreign results of operations had been subject to the impact of foreign currency fluctuations through both foreign currency transaction and foreign currency translation adjustments. The Company managed its risk to foreign currency transaction adjustments by maintaining foreign currency bank accounts in currencies in which we regularly transacted business. Effective January 31, 2009, DATATRAK Inc., a wholly owned subsidiary of the Company, terminated its Marketing Services Agreement (“Agreement”) with DATATRAK Deutschland GmbH (“Deutschland GmbH”) and DATATRAK, Inc. In early January 2009, following the termination of the Agreement, Deutschland GmbH was required under applicable German law to file a petition for voluntary bankruptcy in the German courts. The Company has liquidated Deutschland GmbH as of December 31, 2008 and is no longer subject to foreign currency risk related to this entity.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) as of the end of the period covered by this report. Based upon that evaluation the Company’s management, including the chief executive officer and chief financial officer, have concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Item 1A. Risk Factors
     There are no new Risk Factors or material changes to the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

Item 5. Other Information
     The 2009 Annual Meeting of the Shareholders (the “Annual Meeting”) of DATATRAK International, Inc. (the “Company”) has been tentatively scheduled to occur in August 2009. As such, the date of the Annual Meeting will have changed by more than 30 days from the anniversary of the Company’s 2008 Annual Meeting. In accordance with Rule 14a-5(f) and Rule 14a-8(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company will consider shareholder proposals submitted pursuant to Rule 14a-8 for inclusion in the Company’s proxy materials for the Annual Meeting to have been submitted in a timely fashion if such proposals are received by the Company no later than May 26, 2009. Such proposals should be delivered to the Company’s executive offices at 6150 Parkland Boulevard, Suite 100, Mayfield Heights, Ohio 44124, Attention: Mr. Varnesh Sritharan.
     In addition, in light of the foregoing and in accordance with Rule 14a-5(e)(2) and Rule 14a-5(f) under the Exchange Act, in order for shareholder proposals submitted outside of Rule 14a-8 in connection with the Annual Meeting to be considered “timely” for purposes of Rule 14(a)-4(c) under the Exchange Act, such proposals must be received by the Company no later than May 26, 2009. Such proposals should be delivered to the Company’s executive offices at 6150 Parkland Boulevard, Suite 100, Mayfield Heights, Ohio 44124, Attention: Mr. Varnesh Sritharan.

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

DATATRAK International, Inc. Registrant
Date: May 13, 2009	/s/ Laurence P. Birch
Laurence P. Birch,
Interim Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 13, 2009	/s/ Raymond J. Merk
Raymond J. Merk
Vice President of Finance, Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial and Accounting Officer)